Form 10-K/A
period 2020-09-30
AZEK Co Inc.
filed 2021-02-03
CIK 1782754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of January 26, 2021, the registrant had 154,740,054 shares of Class A Common Stock, $0.001 par value per share, and 100 shares of Class B Common Stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 for the sole purpose of reporting the information required by Part III of Form 10-K. Our Annual Report on Form 10-K, or the Original Filing, was originally filed with the Securities and Exchange Commission, or the SEC, on December 4, 2020. Items 10 through 14 of Item III of Form 10-K are more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2021 Annual Meeting of Stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Items 10 through 14 of Item III of Form 10-K.

Pursuant to the SEC rules, Item 15 of Part IV has also been amended to contain the currently dated certificates from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Other than with respect to the information contained herein with respect to Part III below, this Amendment does not change any of the information contained in the Original Filing. Other than as specifically set forth herein, we have not updated or amended the disclosures contained in the Original Filing to reflect events that have occurred since the date thereof. Accordingly, this Amendment should be read in conjunction with our Original Filing. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Filing.

(i)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position(s)
Non-Employee Directors:
Gary Hendrickson	64	Chairman of our Board of Directors
Sallie B. Bailey	61	Director
Fumbi Chima	46	Director
Howard Heckes	55	Director
James B. Hirshorn	54	Director
Brian Klos	39	Director
Romeo Leemrijse	50	Director
Ashfaq Qadri	39	Director
Bennett Rosenthal	57	Director
Brian Spaly	43	Director
Blake Sumler	50	Director

Executive Officers:
Jesse Singh	55	Chief Executive Officer, President and Director
Ralph Nicoletti	63	Senior Vice President and Chief Financial Officer
Jose Ochoa	57	President, Residential Segment
Scott Van Winter	55	President, Commercial Segment
Dennis Kitchen	55	Senior Vice President and Chief Human Resources Officer
Bobby Gentile	51	Senior Vice President of Operations
Jonathan Skelly	43	Senior Vice President of Strategy and Execution
Paul Kardish	58	Senior Vice President and Chief Legal Officer
Michelle Kasson	50	Chief Information Officer

Non-Employee Directors

Gary Hendrickson, a director since May 2017, is the Chairman of our board of directors, a position he has held since May 2017. Mr. Hendrickson previously served as the Chairman and Chief Executive Officer of the Valspar Corporation, a global paint and coatings manufacturer, from June 2011 to June 2017, and was its President and Chief Operating Officer from February 2008 until June 2011. Mr. Hendrickson held various executive leadership roles with the Valspar Corporation from 2001 until 2017, including positions with responsibilities for the Asia Pacific operations. Mr. Hendrickson also serves as a director of Polaris Industries Inc., a publicly traded global manufacturer and seller of off-road vehicles, including all-terrain vehicles and snowmobiles and Waters Corporation, a leading specialty measurement company and pioneer of chromatography, mass spectrometry and thermal analysis innovations serving the life, materials and food sciences. Mr. Hendrickson’s experience as President and Chief Executive Officer of a global company provides expertise in corporate leadership and development and execution of business growth strategy. He also brings to the board of directors significant global experience and knowledge of competitive strategy.

Sallie B. Bailey, a director since November 2018, previously served as the Executive Vice President and Chief Financial Officer of Louisiana-Pacific Corporation, a leading manufacturer of engineered wood building products for residential, industrial and light commercial construction, from December 2011 to July 2018. Prior to working for Louisiana-Pacific Corporation, Ms. Bailey worked as the Vice President and Chief Financial Officer of Ferro Corporation, a global specialty materials company, from January 2007 to July 2010 following an eleven-year career at The Timken Company, a global producer of engineered bearings and alloy steel, in various senior management positions of increasing responsibility, lastly as Senior Vice President, Finance and Controller between 2003 and 2006. Ms. Bailey also currently serves as a director of L3 Harris Technologies, Inc., a technology company, defense contractor and information technology services provider, and NVR, Inc., a homebuilding and mortgage banking company. Ms. Bailey brings to our board of directors a broad knowledge of corporate finance, strategic planning, banking relationships, operations, complex information technology and other systems, enterprise risk management and investor relations gained through prior service as a senior executive of large global manufacturing companies, including as Chief Financial Officer, and she also has knowledge of and experience with complex financial and accounting functions and internal controls.

Fumbi Chima, a director since November 2020, is the Executive Vice President and Chief Information Officer at BECU, a Washington-based community credit union, and has served in that role since October 2020. Ms. Chima previously served in leadership roles at various companies in the retail and financial sectors, including as Chief Information officer at adidas AG from 2019 to 2020, as Chief Information Officer at FOX Networks Group from 2017 to 2019, as Chief Information Officer at Burberry Group plc from 2015 to 2017, as Chief Information Officer, Asia at Walmart Inc. from 2014 to 2015 and as Vice President of Corporate Systems at American Express Co. from 2006 to 2010. As Chief Information Officer of adidas AG, Ms. Chima developed mentoring opportunities for women in science, technology, engineering and mathematics (STEM). From 2015 to 2018, Ms. Chima served on the board of Global Sources Ltd., a Bermuda business-to-business media company with a focus on the Greater China market. Currently, she serves on the corporate boards for Africa Prudential and Work & Co, holds advisory roles for SAP Executive Advisory and Apptio EMEA Advisory, and is on the board of Women at Risk International Foundation. Ms. Chima’s decades of leadership and technology experience in the retail and financial sectors, as well as her showcased dedication to diversity, women’s employment and inclusion, led us to the conclusion that she should serve as a director on our board.

Howard Heckes, a director since November 2020, is the President and Chief Executive Officer of Masonite International Corporation and has served in that role since June 2019. From 2017 to 2019, Mr. Heckes served as Chief Executive Officer of Energy Management Collaborative, a privately held company providing LED lighting and controls and IoT conversion systems and service solutions based in Plymouth, Minnesota. Previously, Mr. Heckes served in various senior operations roles at The Valspar Corporation, including as Executive Vice President and President of Global Coatings from 2014 to 2017 and as Senior Vice President, Global Consumer from 2008 to 2014. Prior to joining Valspar, Mr. Heckes held various leadership roles at Newell Rubbermaid, including President of Sanford Brands and President of Graco Children’s Products. Mr. Heckes currently serves on the board of directors of Masonite International Corporation. Mr. Heckes holds a B.S. in Industrial Engineering from Iowa State University and an M.S. in Industrial Engineering from the University of Iowa. We believe that Mr. Heckes brings to our board of directors extensive experience in corporate leadership, the development and execution of business growth strategies and significant consumer brand and business operating experience.

James B. Hirshorn, a director since 2013, has been a Partner in the Ares Private Equity Group since 2013, where he focuses on portfolio management. Additionally, Mr. Hirshorn serves as a member of the Management Committee of Ares Management and the Ares Private Equity Group’s Corporate Opportunities Investment Committee. Previously, Mr. Hirshorn served as an Operating Advisor for Ares from 2009 to 2013. Prior to joining Ares in 2009, Mr. Hirshorn was the President of Potbelly Sandwich Works. Previously, he was Senior Executive Vice President of Finance, Operations, Research and Development for Sealy Mattress Corporation. In addition, he was a Vice President in the Portfolio Group at Bain Capital, where he focused on providing operating leadership to a number of its retail and consumer products businesses, was a Manager at Bain & Company, and worked at Procter & Gamble, where he focused on product development. Mr. Hirshorn currently serves on the Board of Directors of DuPage Medical Group and CoolSys. Mr. Hirshorn holds a B.S. from Cornell University in Chemical Engineering and an M.B.A. from Harvard Business School.

Brian Klos, a director since February 2018, is a Partner in the Ares Private Equity Group and serves as a member of the Ares Private Equity Group’s Corporate Opportunities Investment Committee. Prior to joining Ares in 2006, he was a member of the General Industries West Group and Mergers and Acquisitions Group at J.P. Morgan where he participated in the execution of mergers and acquisitions and debt financings spanning various industries from 2003 to 2005. Mr. Klos’s years of experience managing and evaluating investments in companies operating in various industries and his in-depth understanding of our business led to the conclusion that he should serve as a director on our board.

Romeo Leemrijse, a director since November 2020, is Managing Director and Global Group Sector head at OTPP and has served in that role since November 2013. He joined OTPP in 2006 and has more than 25 years of private equity and investment banking experience. In his role as Managing Director, he leads OTPP’s investing activities in the diversified industrial and business services, consumer and retail and energy sectors and has been involved in a number of significant transactions. Mr. Leemrijse currently sits on the boards of multiple OTPP portfolio companies, including PODS Enterprises, Inc., CSC ServiceWorks Inc., Serta Simmons Bedding, LLC and Aethon Energy Management LLC. Mr. Leemrijse was previously a principal at EdgeStone Capital Partners, where he was responsible for sourcing and executing investments, as well as monitoring and providing strategic guidance to portfolio companies. We believe that Mr. Leemrijse’s extensive experience in the financial industry as well as the management of private equity in particular and his experience as a director of other public and private companies give the board of directors valuable insight.

Ashfaq Qadri, a director since February 2019, is a Director within the Equities Division at OTPP and has served in that role since November 2020. Mr. Qadri joined OTPP in 2016, and has significant experience in private equity and investment banking. In his current role, he is responsible for execution and portfolio management for OTPP’s direct private equity investments in the industrials and energy sectors. He currently serves on the board of multiple OTPP portfolio companies, including Trivium Packaging B.V., Stone Canyon Industries Holdings Inc., Hawkwood Energy LLC, and KANATA Energy Group Ltd. Prior to joining OTPP, Mr. Qadri was a Vice President at Morgan Stanley Private Equity from 2012 to 2014, with roles based in both New York and London. He also previously worked in Morgan Stanley’s Investment Banking division in New York. Mr. Qadri has an in-depth understanding of our business and has years of experience managing and evaluating investments in companies operating in various industries, including in the industrial and energy sectors. His understanding of our business and broad experience led us to conclude that he should serve as a director on our board.

Bennett Rosenthal, a director since 2013, is a Co-Founder of Ares and a Director and Partner of Ares Management Corporation and Co-Chairman of the Ares Private Equity Group. He is a member of the Ares Executive Management Committee. Mr. Rosenthal additionally serves as the Co-Chairman of the Board of Directors of Ares Capital Corporation, a specialty finance company that provides debt and equity financing solutions to U.S. middle market companies and power generation projects. Mr. Rosenthal also is a member of the Ares Private Equity Group’s Corporate Opportunities and Special Opportunities Investment Committees. Mr. Rosenthal joined Ares in 1998 from Merrill Lynch & Co., Inc. where he served as a Managing Director in the Global Leveraged Finance Group. He currently serves on the boards of directors of City Ventures, LLC and the parent entities of Aspen Dental Management, Inc., CHG Healthcare Holdings L.P., DuPage Medical Group, Press Ganey Associates, Inc., United Women’s Healthcare and other private companies. Mr. Rosenthal’s previous board of directors experience includes Dawn Holdings, Inc., Hangar, Inc., Jacuzzi Brands Corporation, Maidenform Brands, Inc., National Veterinary Associates, Inc. and Nortek, Inc. Since 2016, Mr. Rosenthal has served as a Co-Managing Owner and Director of the Los Angeles Football Club (LAFC). Mr. Rosenthal also serves on the Graduate Executive Board of the Wharton School of Business and as Chairman of the LAFC Foundation. Mr. Rosenthal graduated summa cum laude with a B.S. in Economics from the University of Pennsylvania’s Wharton School of Business where he also received his M.B.A. with distinction. We believe that Mr. Rosenthal’s extensive experience in the financial industry as well as the management of private equity in particular and his experience as a director of other public and private companies give the board of directors valuable insight.

Brian Spaly, a director since August 2020, is the founder and former Chief Executive Officer of Trunk Club, a personal styling startup focused on making it easy for men and women to discover and acquire stylish clothing without the hassles of the traditional shopping experience. Mr. Spaly led the company during its acquisition by Nordstrom in August 2014. From 2006 to 2009, Mr. Spaly was the founder of Bonobos, a men’s clothing company famous for the best-fitting pants on earth, which was acquired by Walmart in July 2017. Since 2018, he has served as a member of the board of directors of Deckers Brands, a global portfolio of footwear brands such as UGG, Hoka, Teva and Sanuk. Mr. Spaly also currently serves as Executive Chairman of the Tecovas, Inc. board of directors as well as several other early stage growth company boards. Since December 2020, Mr. Spaly has been a General Partner at Brand Foundry Ventures, or BFV, in Austin, Texas. BFV is a consumer-focused venture capital fund investing in early stage companies creating innovative products and services most commonly sold direct to consumers through digital channels. Mr. Spaly holds a Bachelor of Arts degree in economics from Princeton University and an M.B.A. from Stanford University Graduate School of Business. We believe that Mr. Spaly’s experience leading high-growth companies as CEO and public companies as a board member, along with his proven digital and direct marketing experience will benefit AZEK as we continue to focus on growing our business and further differentiating our leading product offering.

Blake Sumler, a director since January 2020, is the Managing Director, Diversified Industrial and Business Services in the Private Capital group at OTPP. He joined OTPP in 2013 and has worked in private equity for more than 15 years. At OTPP, Mr. Sumler leads the Diversified Industrials and Business Services team and sits on boards of directors of portfolio companies including PODS (APLPD Holdco, Inc.) and GFL Environmental Inc. Previously, Mr. Sumler was a Senior Vice President at Callisto Capital, a mid-market Toronto based private equity firm focused on buyouts and growth capital investments in Canada. Prior to that Mr. Sumler’s varied work experience included investment management at a hedge fund, equity research and debt syndication. Mr. Sumler is a CPA and a CFA charterholder. He holds a BA (Chartered Accounting) and a Master of Accounting from the University of Waterloo. Additionally, he is a graduate of the Institute of Corporate Directors.

Executive Officers

Jesse Singh, a director since he joined us in July 2016, is our Chief Executive Officer and President. Prior to joining us, Mr. Singh worked for 14 years at the 3M Company, a manufacturer and marketer of a range of products and services through its safety & industrial, transportation & electronics, health care and consumer segments, and served in numerous leadership roles at 3M, including Chief Commercial Officer, President of 3M’s Health Information Systems business and VP of the Stationery and Office supplies business, which included the iconic Post-it and Scotch Brands. During his career at 3M, Mr. Singh was involved in running 3M’s worldwide, customer-facing operations, which was comprised of 4,000 shared services, 12,000 sales and 5,000 marketing professionals. He also served as CEO of 3M’s joint venture in Japan and led 3M’s global electronics materials business. Mr. Singh currently serves on the board and as a member of the audit and compensation committees of Carlisle Companies Incorporated. Mr. Singh brings to our board of directors extensive senior leadership experience and a comprehensive knowledge of our business and perspective of our day-to-day operations.

Ralph Nicoletti is currently serving as our Senior Vice President and Chief Financial Officer and joined us in January 2019. Prior to joining us, Mr. Nicoletti served as Senior Vice President and Chief Financial Officer of Newell Brands, Inc., a leading global consumer goods company, since 2016. Prior to Newell Brands, Inc., Mr. Nicoletti served as Executive Vice President and Chief Financial Officer of Tiffany and Co., a design and manufacturer of jewelry, watches and luxury accessories from April 2014. He has also held the role of Chief Financial Officer for Cigna Corporation, a global health services and insurance company, from 2011 to 2013, and Executive Vice President and Chief Financial Officer for Alberto Culver, Inc., a manufacturer and distributor of beauty products, from 2007 to 2011. Previously, Mr. Nicoletti held a number of financial management positions at Kraft Foods, Inc. during his tenure there from 1979 to 2007. Mr. Nicoletti also currently serves as a director and chairman of the audit committee of Arthur J. Gallagher & Co., a global insurance broker and risk management consultant company that plans and administers risk management programs.

Jose Ochoa is currently serving as our President, Residential Segment. Mr. Ochoa joined us in July 2017. Prior to joining us, Mr. Ochoa spent 15 years at Owens Corning, a developer and producer of insulation, roofing and fiberglass composites, in various roles. Most recently, he was Vice President of Strategic Marketing for the Roofing and Asphalt division, and served on the operating committee and as an officer of the company. Prior to that, Mr. Ochoa was Vice President and General Manager of the Engineered Insulation Systems (EIS) business, Vice President and General Manager of the Foam Insulation division and General Manager of the Latin America division. Prior to Owens Corning, Mr. Ochoa served as Vice President of Technology for ServiceLane, a privately funded startup focused on home services, where he established a national network for home maintenance with Lowe’s Home Improvement Center. Mr. Ochoa also co-founded Fifth Gear Media, which later merged to form Luminant Worldwide Corp. before its initial public offering. Before Fifth Gear Media, Mr. Ochoa held a variety of leadership positions with Frito-Lay, Inc. (part of the PepsiCo Company), The Procter & Gamble Company and AT Kearney, Inc.

Scott Van Winter joined us in January 2017 and is currently serving as our President, Commercial Segment. With more than 25 years of experience in the performance polymers industry, Mr. Van Winter most recently served as Chief Executive Officer and Executive Vice President at Jindal Films Americas, LLC, a leader in the development and manufacture of specialty films, from January 2015 to December 2016, where he led the U.S. and European businesses. Prior to joining Jindal Films America, Mr. Van Winter served as General Manager and Senior Vice President of the Lumirror Polyester Film Division of Toray Plastics (America), Inc., from April 2007 to January 2015, and Vice President of OPS Sheet and Specialty Films for Alcoa KAMA Co. from June 2002 to June 2004.

Dennis Kitchen is currently serving as our Senior Vice President and Chief Human Resources Officer and joined us in October 2016. Mr. Kitchen’s background includes over 24 years of human resources experience in the manufacturing industry, most recently as Vice President of Human Resources for BWAY Corporation, a manufacturer of rigid metal, plastic, and hybrid containers, from November 2010 to October 2016. Prior to that, Mr. Kitchen served as Vice President of Human Resources for Griffin Pipe Products Co., Inc., a manufacturer of water transmission products, from January 2010 to November 2010. Before Griffin Pipe, he held the role of Director of Human Resources for Rio Tinto America Inc., a leading global mining group, from March 2008 to January 2010. Prior to that, Mr. Kitchen held a variety of leadership positions, including Director of Human Resources for BorgWarner Inc., a manufacturer of propulsion systems for combustion, hybrid and electric vehicles, from 1995 to 2008.

Bobby Gentile is currently serving as our Senior Vice President of Operations and joined us in November 2016. Mr. Gentile has over 20 years of professional operations experience and most recently served as the Vice President of Manufacturing and Logistics at Overhead Door Corporation, a manufacturer of doors and openers, from April 2009 to November 2016. Prior to that, Mr. Gentile was an Operations Leader for Gardner Bender, a manufacturer of electrical and wire management products, from April 2006 to April 2009. He also held the role of Director of Operations for Newell-Rubbermaid Inc., known today as Newell Brands Inc., a leading global consumer goods company, from 2001 to 2006.

Jonathan Skelly is currently serving as our Senior Vice President of Strategy and Execution and joined us in January 2018. Mr. Skelly has 20 years of strategy, mergers and acquisitions, analytics, integration and business development experience. He most recently served as Vice President of Corporate Development for W. W. Grainger, Inc., an industrial supply company, from 2010 to December 2017. During that time, Mr. Skelly was responsible for all global and domestic corporate development and mergers and acquisitions. Prior to that, he held a variety of leadership positions including Director of Strategic Business Development for The Home Depot Inc. and Director of Mergers & Acquisitions for Hughes Supply, Inc.

Paul Kardish is currently serving as our Senior Vice President and Chief Legal Officer. Prior to joining us in September 2019, Mr. Kardish had over 25 years of broad legal, human resources, corporate governance and compliance, security, and government relations experience, serving as the Executive Vice President, General Counsel and Secretary of Schneider National, Inc. from August 2013 through March 2019, and prior to that holding positions at several Fortune 250 companies spanning multiple industries, including Honeywell International Inc., Intel Corporation, Micron Technology, Inc. and Freeport McMoRan Inc. He holds a bachelor’s degree in social work/psychology from Juniata College, a juris doctor from Gonzaga University School of Law and a master of laws degree from New York University School of Law. He was admitted to the Texas Bar in 1993 and to the Wisconsin Bar in 2013. Mr. Kardish also served as a Special Agent with the Federal Bureau of Investigation and is trained in emergency management. He also serves as a member of the Board of Directors for the American Red Cross-Northeastern Wisconsin.

Michelle Kasson is currently serving as our Chief Information Officer and joined us in December 2019. Ms. Kasson has over 25 years of corporate IT experience in the consumer product goods, food and pharmaceutical industries. She most recently served as IT Director at the J.M. Smucker Company for 11 years with responsibilities including enterprise software development, managed service delivery, portfolio development and project execution. Prior to that, Ms. Kasson held a variety of information technology roles at Procter and Gamble, from May 1992 to October 2008. Ms. Kasson received a Bachelors in Management Information Systems from the University of Dayton in 1992 and a Masters of Business Administration from Xavier University in Cincinnati, OH in 1997.

Board Composition and Risk Management Practices

Board Composition

The authorized number of directors comprising our board of directors may not be less than three or not more than thirteen, with the actual number to be fixed from time to time by resolution of our board of directors, subject to the terms of our certificate of incorporation and bylaws and the Stockholders Agreement. Our certificate of incorporation provides for a board of directors comprised of three classes of directors, with each class serving a three-year term beginning and ending in different years than those of the other two classes. Only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our board of directors is divided among the three classes as follows:

•	Our class I directors are Sallie Bailey, James Hirshorn, Romeo Leemrijse and Ashfaq Qadri and their term will expire at the annual meeting of stockholders to be held in 2021.

•	Our class II directors are Fumbi Chima, Brian Klos, Brian Spaly and Blake Sumler and their term will expire at the annual meeting of stockholders to be held in 2022.

•	Our class III directors are Howard Heckes, Gary Hendrickson, Bennett Rosenthal and Jesse Singh and their term will expire at the annual meeting of stockholders to be held in 2023.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors could make it more difficult for a third party to acquire, or discourage a third party from seeking to acquire, control of us.

Pursuant to the Stockholders Agreement, the Sponsors are entitled to designate individuals to be included in the slate of nominees for election to our board of directors as follows:

•

for so long as the Sponsors collectively own 50% or more of the outstanding shares of our common stock, the greater of up to six directors and the number of directors comprising a majority of our board; and

•

except as provided below, for so long as the Sponsors collectively own less than 50% of the outstanding shares of our common stock, that number of directors (rounded up to the nearest whole number or, if such rounding would cause the Sponsors to have the right to elect a majority of our board of directors, rounded to the nearest whole number) that is the same percentage of the total number of directors comprising our board as the collective percentage of common stock owned by the Sponsors.

One-half of such nominees is nominated by each of the Sponsors unless (i) if the number of directors to be nominated is odd, the Sponsors will jointly nominate one such director and each Sponsor will nominate one half of the remaining nominees, and (ii) if either Sponsor owns more than 5%, but less than or equal to 10%, of the outstanding shares of our common stock, one director will be nominated by such Sponsor, and the remaining nominees will be nominated by the other Sponsor.

Under the Stockholders Agreement, each Sponsor also agrees to vote in favor of the other Sponsor’s nominees. See “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.”

Controlled Company Exemption

On January 26, 2021, we ceased to be a “controlled company” under the NYSE rules, and we ceased to qualify for the “controlled company” exemption to the board of directors and committee composition requirements under the NYSE rules. We are no longer exempt from the requirements that (1) our board of directors be comprised of a majority of independent directors, (2) we have a nominating and corporate governance committee composed entirely of independent directors and (3) our compensation committee be comprised solely of independent directors. The “controlled company” exemption does not modify the independence requirements for the audit committee, and we are in compliance with the requirements of the Sarbanes-Oxley Act and the NYSE rules, which require that our audit committee be composed of at least three directors, one of whom must have been independent upon the listing of our common stock on the NYSE, a majority of whom must be independent within 90 days following the completion of our IPO and each of whom must be independent within one year from the completion of our IPO. Our board of directors is taking and will continue to take all action necessary to comply with the NYSE rules within the applicable transition periods.

Board Leadership

Our board of directors has no policy with respect to the separation of the offices of Chief Executive Officer and Chairman of the Board. It is our board of directors’ view that rather than having a rigid policy, our board of directors should determine, as and when appropriate upon consideration of all relevant factors and circumstances, whether the two offices should be separate.

Currently, our leadership structure separates the offices of Chief Executive Officer and Chairman of the Board, with Mr. Singh serving as our Chief Executive Officer and Mr. Hendrickson serving as non-executive Chairman of the Board. We believe this is appropriate as it provides Mr. Singh with the ability to focus on our day-to-day operations while Mr. Hendrickson focuses on the oversight of our board of directors.

Board’s Role in Risk Management

Management is responsible for the day-to-day management of the risks facing our company, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. Our board of directors regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated therewith. Our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. Our audit committee oversees management of financial risks. While each committee will be responsible for evaluating certain risks and overseeing the management of such risks, our full board of directors plans to keep itself regularly informed regarding such risks through committee reports and otherwise. We believe that the leadership structure of our board of directors provides appropriate risk oversight of our activities given the interests held by the Sponsors.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. From time to time, our board of directors may establish other committees to facilitate the management of our business.

Audit Committee

The audit committee consists of five directors: Sallie Bailey, Fumbi Chima, Gary Hendrickson, Howard Heckes and Brian Spaly. Our board of directors has determined that Sallie Bailey, Fumbi Chima, Gary Hendrickson, Howard Heckes and Brian Spaly each satisfy the independence requirements for audit committee members under the listing standards of the NYSE and Rule 10A-3 of the Exchange Act. Sallie Bailey has been determined to be an audit committee “financial expert” as defined under SEC rules. All members of the audit committee are able to read and understand fundamental financial statements, are familiar with finance and accounting practices and principles and are financially literate.

The purpose of the audit committee is to assist our board of directors in overseeing (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditors’ qualifications and independence and (4) the performance of the independent auditors and our internal audit function. The audit committee also prepares the audit committee report as required by the SEC for inclusion in our annual proxy statement.

Our board of directors has adopted a written charter for the audit committee which satisfies the applicable rules of the SEC and the listing standards of the NYSE. This charter is posted on our website.

Compensation Committee

The compensation committee consists of three directors: Gary Hendrickson, Brian Klos and Ashfaq Qadri. Each member of the compensation committee is an independent director.

The purpose of the compensation committee is to assist our board of directors in discharging its responsibilities relating to (1) setting our compensation program and compensation of our executive officers and directors, (2) monitoring our incentive and equity-based compensation plans and (3) preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.

Our board of directors has adopted a written charter for the compensation committee which satisfies the applicable rules of the SEC and the listing standards of the NYSE. This charter is posted on our website.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of four directors: Gary Hendrickson, Sallie Bailey, James Hirshorn and Blake Sumler. Each member of the nominating and corporate governance committee is an independent director.

The purpose of the nominating and corporate governance committee is to assist our board of directors in discharging its responsibilities relating to (1) identifying individuals qualified to become new board of directors members, consistent with criteria approved by the board of directors, subject to our certificate of incorporation, bylaws and the Stockholders Agreement, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the board of directors select, the director nominees for the next annual meeting of stockholders, (3) identifying board of directors members qualified to fill vacancies on the board of directors or any board of directors committee and recommending that the board of directors appoint the identified member or members to the board of directors or the applicable committee, subject to our certificate of incorporation, bylaws and the Stockholders Agreement, (4) reviewing and recommending to the board of directors corporate governance principles applicable to us, (5) overseeing the evaluation of the board of directors and management, (6) oversee our strategy on corporate social responsibility and sustainability and (7) handling such other matters that are specifically delegated to the committee by the board of directors from time to time.

Our board of directors has adopted a written charter for the nominating and corporate governance committee which satisfies the applicable rules of the SEC and the listing standards of the NYSE. This charter is posted on our website.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. None of the members of the compensation committee is, nor has ever been, an officer or employee of our company.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal year 2020 were timely filed.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides compensation information for the year ended September 30, 2020 for our principal executive officer and our two other most highly compensated persons serving as executive officers as of September 30, 2020. We refer to these executive officers as the named executive officers or NEOs.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Jesse Singh	2020	$764,648	$688,541	$32,911,260	$1,150,893	$28,922	$35,544,264
President and Chief Executive Officer	2019	745,926	—	1,434,725	662,070	51,293	2,894,014
Ralph Nicoletti	2020	502,692	—	8,296,611	567,462	17,143	9,383,908
Senior Vice President and Chief Financial Officer	2019	351,923	250,000	1,794,609	234,270	19,397	2,650,199
Jose Ochoa
President, AZEK Building Products	2020	435,167	—	9,244,674	578,783	27,773	10,286,397

(1)

With respect to the fiscal year ending September 30, 2020, for Mr. Singh, this amount represents a payment on July 31, 2020 of $306,018 and on September 18, 2020 of $382,523, in each case representing a portion of the long-term cash incentive award granted to Mr. Singh. See “Narrative Disclosure to Summary Compensation Table—Long-Term Incentives —Long-Term Cash Incentive” for a description of the long-term cash incentive award.

(2)

The amounts in this column for the fiscal year ending September 30, 2020 reflect the aggregate grant date fair value of stock options and restricted stock units granted in connection with our IPO. The grant date fair value of the stock options and restricted stock units was computed in accordance with Accounting Standards Codification 718 issued by the Financial Accounting Standards Board, or FASB ASC 718. For a description of the assumptions used to determine the compensation cost of these awards, see Note 13 to our Consolidated Financial Statements for the year ended September 30, 2020 included in the Original Filing. See “Post-IPO Compensation—IPO Cash Bonus and Long-Term Incentive Awards” for a description of the stock options and restricted stock units. Additionally, as part of the Corporate Conversion, we modified the terms and conditions of our performance-based awards by changing the vesting conditions. The change was treated as a modification under ASC 718, Stock Compensation, resulting in incremental compensation expense. Accordingly, the amounts in this column for the fiscal year ending September 30, 2020 also include the following amounts in respect of such modification: $25,028,770 for Mr. Singh; $7,444,608 for Mr. Ochoa; and $5,321,095 for Mr. Nicoletti. These amounts do not reflect new equity awards granted in the fiscal year. For information regarding this modification, see Note 13 to our Consolidated Financial Statements for the year ended September 30, 2020 included in the Original Filing.

The amounts in this column for the fiscal year ending September 30, 2019 reflect the aggregate grant date fair value of performance vested and time vested Profits Interests granted in the fiscal year ending September 30, 2019. The grant date fair value of the Profits Interests was computed in accordance with FASB ASC 718. For a description of the assumptions used to determine the compensation cost of these awards, see Note 13 to our Consolidated Financial Statements included elsewhere in the Original Filing. The performance conditions applicable to the performance vested Profits Interests are “market conditions” that relate to the attainment of specified equity returns, the impact of which is factored into the grant date fair value. The Partnership Agreement permitted the Partnership to redeem time vested and performance vested Profits Interests upon certain terminations of employment. Additionally, Profits Interests were eligible to participate in distributions to the extent provided in the Partnership Agreement, including upon certain strategic or change in control transactions. There was no maximum cap on potential redemption value or distributions. See “Narrative Disclosure to Summary Compensation Table—Long-Term Incentives—Profits Interests” for a description of the Profits Interests.

(3)

The amounts in this column represent annual incentive cash awards earned under the annual incentive program for the year ended September 30, 2020. See “Narrative Disclosure to Summary Compensation Table—Annual Incentive Awards” for a description of the fiscal 2020 annual incentives.

(4)

The amounts shown in the “All Other Compensation” column for the year ended September 30, 2020 comprise insurance premiums with respect to a long-term disability policy paid on behalf of each of Mr. Singh and Mr. Ochoa; group term life insurance premiums; matching contributions under the AZEK Company 401(k) Plan, or the 401(k) Plan; HSA employer match; certain expenses related to Mr. Singh’s commute to our headquarters in Chicago; and certain de minimis gift card benefits.

Narrative Disclosure to Summary Compensation Table

For the year ended September 30, 2020, our NEOs were compensated through a combination of the following components: base salary, annual cash incentive opportunity, long-term incentive awards and employee benefits. Pursuant to employment arrangements and the terms of the long-term incentive awards, our NEOs were also entitled to cash severance and other benefits in the event of a qualifying termination of employment or certain transactions. Each of these compensation elements is described below.

Base Salaries

The base salary earned by each of our NEOs during the year ended September 30, 2020, is reflected in the Summary Compensation Table above. The annual base salaries of the NEOs as of the end of fiscal year 2020 were $790,974 for Mr. Singh, $520,000 for Mr. Nicoletti and $450,150 for Mr. Ochoa.

Annual Incentive Awards

In order to motivate the NEOs to achieve short-term performance objectives, a portion of their total target compensation opportunity is in the form of an annual incentive bonus. The annual incentive bonus in respect of the fiscal year ending September 30, 2020 was determined based on the level of achievement of certain financial and individual performance criteria, which are described in more detail below.

Target Incentive Opportunities

The target annual incentive opportunity, expressed as a percentage of an NEO’s base salary, was established in each NEO’s employment agreement, which are described under “—Employment Agreements” below. The target opportunity for the fiscal year ended September 30, 2020 for each of the NEOs was as follows:

Named Executive Officer	Target Annual Incentive (% of Base Salary)	Target Annual Incentive(1)
Jesse Singh	100%	$764,648
Ralph Nicoletti	75%	$377,019
Jose Ochoa	75%	$326,376

(1)

Target annual incentive amounts represent the percentage of base salary earned during the fiscal year, rather than a percentage of the annualized base salary rate as in effect at the end of the fiscal year.

Performance Targets and Fiscal Year 2020 Performance

For the NEOs, 75% of the fiscal year 2020 annual bonus payout was tied to financial performance relative to the targets established by the compensation committee of the board of directors of AOT Building Products GP Corp., the Partnership’s former general partner, and we refer to such compensation committee as the GP Compensation Committee. The remaining 25% was determined based on individual performance as discussed with the compensation committee of our board of directors.

Financial Performance Objectives

For the fiscal year ending September 30, 2020, the financial performance component of the annual incentive opportunities was determined based on our Adjusted EBITDA and Revenue, which accounted for 50% and 25%, respectively, of each NEO’s aggregate annual bonus opportunity or, for Mr. Ochoa, the Adjusted EBITDA and Revenue of each of the Company and of the Building Products segment.

The financial performance objectives and actual fiscal 2020 performance as determined for purposes of the annual incentive awards to Messrs. Singh and Nicoletti were as follows:

Performance Targets and Results (Dollar values in millions)
	Threshold	Target	Maximum	Actual Performance
Target Adjusted EBITDA(1) 50% Weighting	$182.9	$203.3	$235.8	$213.6
Percentage of Target(2)	0%	100%	295%	158%
Target Revenue 25% Weighting	$772.0	$857.8	$995.0	$899.3
Percentage of Target(2)	0%	100%	295%	155%

(1)

Adjusted EBITDA for purposes of fiscal 2020 annual incentives is defined as net income (loss) before interest expense, net, income tax (benefit) expense and depreciation and amortization, adding thereto or subtracting therefrom certain non-cash charges, restructuring and business transformation costs, acquisition costs, initial public offering costs, capital structure transaction costs and certain other costs.

(2)	Performance between levels is generally interpolated on a straight-line basis.

The financial performance objectives and actual fiscal 2020 performance as determined for purposes of the annual incentive award to Mr. Ochoa were as follows:

Performance Targets and Results (Dollar values in millions)
	Threshold	Target	Maximum	Actual Performance
Company Target Adjusted EBITDA(1) 25% Weighting	$182.9	$203.3	$235.8	$213.6
Percentage of Target(2)	0%	100%	295%	158%
Company Target Revenue 12.5% Weighting	$772.0	$857.8	$995.0	$899.3
Percentage of Target(2)	0%	100%	295%	155%
Building Products Segment Target Adjusted EBITDA(1) 25% Weighting	$190.8	$212.1	$246.0	$238.1
Percentage of Target(2)	0%	100%	295%	248%
Building Products Segment Target Revenue 12.5% Weighting	$645.4	$717.1	$831.8	$771.2
Percentage of Target(2)	0%	100%	295%	189%

(1)

Adjusted EBITDA for purposes of fiscal 2020 annual incentives is defined as net income (loss) before interest expense, net, income tax (benefit) expense and depreciation and amortization, adding thereto or subtracting therefrom certain non-cash charges, restructuring and business transformation costs, acquisition costs, initial public offering costs, capital structure transaction costs and certain other costs.

(2)	Performance between levels is generally interpolated on a straight-line basis.

Individual Performance Objectives

The remaining 25% of the annual bonus payout was determined by our compensation committee based on the NEOs’ individual performance. The individual performance component was determined based on an overall assessment of the NEO’s performance and was not based on a predefined formula or targets. The maximum award that an NEO can earn for the individual performance component was 130% of the target bonus attributable to this metric, which maximum is intended to reward exceptional performance. Mr. Singh’s individual performance was assessed based on his performance in improving employee safety, preparing and executing monetization efforts, executing our strategic value creation plan and delivering the operating plan. Mr. Nicoletti’s individual performance was assessed based on his performance in executing all aspects of our IPO, effective management of our finance, accounting, information technology and investor relations functions, and establishing key processes to ensure delivery of our financial objectives. Mr. Ochoa’s individual performance was assessed based on his performance in accelerating new product development growth, enhance brand and consumer experiences, and growing the retail channel through our existing relationships with home improvement retailers.

After considering each NEO’s self-assessment and an assessment by the Chief Executive Officer (for Messrs. Nicoletti and Ochoa), our compensation committee determined that each of Messrs. Singh, Nicoletti and Ochoa achieved 130% of the individual performance component.

After incorporating the results of the financial and individual performance components, our compensation committee approved the following payouts for the year ended September 30, 2020:

	75% of Annual Incentive		25% of Annual Incentive	2020 Earned Annual Incentive
	Company Component	Building Products Component	Individual Performance Component
Jesse Singh	157%	—	130%	151%
Ralph Nicoletti	157%	—	130%	151%
Jose Ochoa	157%	229%	130%	177%

Long-Term Incentives

Profits Interests

The outstanding long-term incentives held by the NEOs prior to our IPO consisted primarily of Profits Interests granted under the Partnership Agreement.

The Profits Interests, which were designed to align employees’ interests with the interests of the Partnership and its subsidiaries, represented interests in the future profits (once a certain level of proceeds had been generated) in the Partnership. In general, awards of Profits Interests were 50% time vested and 50% performance vested.

•	Time vested Profits Interests generally vested ratably over five years from the vesting commencement date, subject to continued employment through each vesting date.

•	Half of the performance vested Profits Interests vested upon the achievement of one of the following events subject to continued employment through the vesting date:

•

When the aggregate proceeds (in the form of cash and marketable securities), or Proceeds, received by each of the Sponsors were at least two times its aggregate capital contributions, or the First MoM Target, or

•

In the event of a Change in Control (as defined in the Partnership Agreement), when the aggregate Proceeds received by each of the Sponsors resulted in an internal rate of return on its aggregate capital contributions, or IRR, that was equal to or greater than 25%.

•	The remaining 50% of the performance vested Profits Interests vested upon the achievement of one of the following events subject to continued employment through the vesting date:

•

When the aggregate Proceeds received by each of the Sponsors were at least 2.75 times its aggregate capital contributions, or the Second MoM Target, and, together with the First MoM Target, the MoM Targets, or

•	In the event of a Change in Control, when the aggregate Proceeds received by each of the Sponsors resulted in an IRR that is equal to or greater than 30%.

Any unvested performance vested Profits Interests would be forfeited and cancelled upon the tenth anniversary of the grant date.

The Profits Interests granted to each of the NEOs in connection with his appointment, as described under “—Employment Agreements” below, vested in accordance with the terms described above. In addition to the Profits Interests granted to Mr. Singh in connection with his appointment, Mr. Singh was granted 840 time vested Profits Interests and 840 performance vested Profits Interests on October 11, 2018. The time vested Profits Interests were 40% vested on the grant date, with the remaining 60% vesting in equal installments on May 26, 2019, 2020 and 2021, subject to continued employment through the vesting date. The performance vested Profits Interests would vest based on satisfaction of the performance criteria described above.

Notwithstanding the vesting schedules discussed above, vested Profits Interests were subject to redemption by the Partnership in the event that the NEO’s employment terminates. A discussion of the redemption terms and the treatment of the Profits Interests in connection with a Change in Control, a Strategic Transaction or certain qualifying terminations of employment is described under “Additional Narrative Disclosures—Potential Payments Upon Termination, Change in Control or Strategic Transaction” below. Additionally, a discussion of the treatment of the Profits Interests in connection with our IPO is described under “Post-IPO Compensation—Profits Interests Conversion” below.

Long-Term Cash Incentive

Mr. Singh was granted a long-term cash incentive with a value of $765,046 on October 11, 2018, which vests upon the satisfaction of certain time- and performance-vesting conditions. The long-term cash incentive will be paid in a cash lump sum within 30 days following the date on which both of the following conditions are satisfied:

•

Time vesting condition: The long-term cash incentive was 40% time vested on the grant date, with the remaining 60% time vesting in equal installments on May 26 of each of 2019, 2020 and 2021, subject to continued employment through each vesting date.

•

Performance vesting condition: The performance-vesting condition is satisfied on the occurrence of either (i) the date following an initial public offering on which the Sponsors own less than 50% of the equity value represented by equity interests of CPG International LLC or (ii) a Change in Control (as defined in the long-term cash incentive award) and where the price per share in the initial public offering, or the transaction price in the Change in Control, implies an equity value at least commensurate with the aggregate investments by the Sponsors in CPG International LLC, as determined by AOT Building Products GP Corp. in its sole discretion, or the Performance Vesting Condition.

If the Performance Vesting Condition is not satisfied prior to May 26, 2026, the long-term cash incentive will be automatically terminated and forfeited without compensation.

A discussion of the treatment of the long-term cash incentive in connection with a Change in Control, a Strategic Transaction or certain qualifying terminations of employment is described under “Additional Narrative Disclosures—Potential Payments Upon Termination, Change in Control or Strategic Transaction” below. A discussion of the treatment of the long-term cash incentive following our IPO is described under “Post-IPO Compensation—Long-Term Cash Incentive Amendment” below.

Post-IPO Restricted Stock Unit and Option Awards

Following our IPO, we granted certain restricted stock unit and option awards to the NEOs, as described under “Post-IPO Compensation—IPO Cash Bonus and Long-Term Incentive Awards” below.

Employee Benefits

The NEOs participate in a variety of insurance plans, including medical and dental welfare benefits on the same basis as our other employees. In lieu of long-term disability benefits provided to other executives, Mr. Singh is entitled, pursuant to his employment agreement, to a long-term disability insurance policy funded by us that provides a monthly benefit of $25,000 in the event of total and permanent disability. Additionally, Mr. Ochoa is provided a long-term disability insurance policy funded by us that provides a monthly benefit of $20,000. We offer reimbursement for physicals to certain of our employees, including the NEOs.

Employment Agreements

CPG International LLC entered into an employment agreement with each of the NEOs in connection with the commencement of his employment, which are described below. Additionally, each employment agreement provides for certain severance and termination benefits that are described below under “—Potential Payments Upon Termination, Change In Control or Strategic Transaction.”

Term. CPG International LLC entered into an employment agreement with Mr. Singh effective as of May 26, 2016, which continues until Mr. Singh’s employment terminates. CPG International LLC entered into an employment agreement with Mr. Nicoletti effective on January 9, 2019, which continues until Mr. Nicoletti’s employment terminates. CPG International LLC entered into an employment agreement with Mr. Ochoa, dated as of July 15, 2017, pursuant to which Mr. Ochoa serves as the President, AZEK Building Products.

Base Salary and Target Bonus. The agreements initially provided, for Mr. Singh, for an annual base salary of $650,000 and an annual target bonus of 100% of base salary; for Mr. Nicoletti, for an annual base salary of $500,000 and an annual target bonus of 75%; and for Mr. Ochoa, for an annual base salary of $415,000 and an annual target bonus of 75% of base salary.

Sign-on Grants. In connection with his appointment, Mr. Singh received a one-time award in the amount of $1,000,000, payable 50% in the form of cash and 50% in the form of common interests in the Partnership. The cash portion was earned and the equity portion vested in full on the second anniversary of Mr. Singh’s start date. Mr. Singh was also granted 7,565 performance vested Profits Interests and 9,065 time vested Profits Interests.

In connection with his appointment, Mr. Nicoletti received a one-time cash bonus in the amount of $250,000. If Mr. Nicoletti voluntarily terminates his employment with CPG International LLC within two years of his start date, he will be required to repay a pro-rata portion of the after-tax value of such sign-on bonus, based on the number of days within that two year period that follow his resignation. Additionally, Mr. Nicoletti was granted 4,750 Profits Interests.

In connection with his appointment, Mr. Ochoa received a one-time cash bonus in the amount of $250,000, a prorated portion of which was subject to repayment if Mr. Ochoa voluntarily terminated his employment with CPG International LLC, or if CPG International LLC terminated Mr. Ochoa’s employment for cause, within 24 months following his start date. Additionally, Mr. Ochoa was granted 5,000 Profits Interests.

The Profits Interests granted to Messrs. Singh and Nicoletti vest as described under “—Long-Term Incentives—Profits Interests.”

Employee Benefits. As discussed under “—Employee Benefits,” each NEO is eligible to participate in certain health and welfare benefit programs.

Restrictive Covenants

In connection with the commencement of his employment, each of the NEOs agreed to confidentiality, non-disparagement, non-competition and non-solicitation of employees and customers covenants. The non-competition and non-solicitation covenants with each of the NEOs continue for two years following the termination of his employment for any reason. The NEOs also agreed to covenants assigning us rights to intellectual property.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table shows all outstanding equity awards held by each of the NEOs as of September 30, 2020.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(4)
Jesse Singh	709,957	86,130	(1)	$23.00	6/16/2030
	—	162,409	(2)	$23.00	6/16/2030
						257,393	(3)	$8,959,850
Ralph Nicoletti	215,609	143,739	(1)	$23.00	6/16/2030
						185,738	(3)	6,465,540
Jose Ochoa	173,913	43,478	(1)	$23.00	6/16/2030
						129,931	(3)	4,522,898

(1)

The amounts in this row represent the options to purchase shares of Class A common stock granted in connection with the conversion of Profits Interests, as described under “Post-IPO Compensation—Profits Interests Conversion” below. The unvested options have the same time-vesting conditions as the original Profits Interests award. For Mr. Singh, the unvested options vest on May 26, 2021; for Mr. Nicoletti, the unvested options vest in equal installments on January 9, 2021, 2022, 2023 and 2024; and for Mr. Ochoa, the unvested options vest in equal installments on July 17, 2021 and 2022.

(2)

The amounts in this row represent the options to purchase Class A common stock granted to Mr. Singh in connection with the IPO, which vest as described under “Post-IPO Compensation— IPO Cash Bonus and Long-Term Incentive Awards” below.

(3)

The amounts in this row represent the restricted shares of Class A common stock issued in connection with the conversion of Profits Interests, as described under “Post-IPO Compensation—Profits Interests Conversion” below. The restricted shares have the same time-vesting conditions as the original Profits Interests award as described in Note 1 to this table above.

(4)	The market value of shares or units that have not vested was calculated using a price per share of Class A common stock of $34.81, which was the closing price on September 30, 2020.

Additional Narrative Disclosures

Retirement Plans

We maintain a tax-qualified defined contribution plan, the AZEK Company 401k Plan, in which all employees may contribute up to 100% of his or her salary, subject to Internal Revenue Code limits. We match 100% of the first 1% of employee contributions and 50% of the next 5% of employee contributions, for a total matching contribution of 3.5% on the first 6% of employee contributions. The NEOs are eligible to participate in the 401k Plan on the same terms as other participating employees.

Potential Payments Upon Termination, Change In Control or Strategic Transaction

The employment agreement with each NEO and the long-term incentives awarded to the NEOs provide benefits upon the termination of his employment with us under certain circumstances or upon certain transactions, as described below. Certain terms used in this section have the meanings described under “—Treatment of Long-Term Incentives—Definitions” below.

Severance Under Employment Agreements

On a termination for any reason, each NEO is entitled to payment of accrued but unpaid base salary and vacation. Additionally, if Mr. Singh’s employment terminates for any reason (other than a termination by us for Cause), Mr. Singh’s base salary and employee benefits continue until the end of the month in which termination occurs.

On a termination without Cause (or, for Messrs. Singh and Nicoletti, for Good Reason), the NEOs are entitled to cash severance equal to, for Mr. Singh, the sum of two times his base salary and one times his target annual bonus, payable in equal monthly installments for 18 months following termination; for Mr. Nicoletti, continued base salary for 12 months following termination; and for Mr. Ochoa, continued base salary and half of Mr. Ochoa’s target bonus for 12 months following termination. Additionally, Mr. Singh is entitled to a prorated annual bonus for the year of termination based on actual performance and the number of days Mr. Singh was employed during the year of termination, payable at such times that annual bonuses are paid to executives generally, and any earned but unpaid bonus for the year prior to termination. In connection with such termination, Mr. Singh is entitled to continued payment of healthcare premiums for 24 months following the date of termination or until Mr. Singh obtains healthcare benefits from another employer. The foregoing benefits to each of the NEOs are subject to his execution of a release in our favor and compliance with post-employment restrictive covenants.

In the event that Mr. Singh’s employment is terminated due to death or disability, Mr. Singh will be entitled to: (i) any earned but unpaid bonus for the year prior to termination, (ii) all amounts accrued under any bonus, incentive or other plan and (iii) a prorated annual bonus for the year of termination based on actual performance and the number of days Mr. Singh was employed during the year of termination, payable at such times that annual bonuses are paid to our executives generally.

Treatment of Long-Term Incentives

Profits Interests

The Partnership previously granted time vested and performance vested Profits Interests to the NEOs, which were subject to certain treatment upon the occurrence of a Change in Control, a Strategic Transaction or certain qualifying terminations in connection with a Change in Control or Strategic Transaction. The restricted shares and stock options received upon conversion of the Profits Interests, as described under “Post-IPO Compensation—Profits Interests Conversion” below, are generally subject to the same vesting treatment upon such events as applied to the Profits Interests.

All unvested time vested Profits Interests were eligible to vest immediately upon a Change in Control. Additionally, all unvested time vested Profits Interests were eligible to vest upon a termination of employment without Cause or for Good Reason within 12 months following the occurrence of a Strategic Transaction. In addition, with respect to time vested Profits Interests granted to Mr. Singh on October 11, 2018 and May 26, 2016, if a Change in Control occurred within six months following a termination of Mr. Singh’s employment by CPG International LLC without Cause or by Mr. Singh for Good Reason, then all unvested time vested Profits Interests in effect immediately prior to such termination of employment were treated as outstanding as of the Change in Control and would have vested immediately upon such Change in Control. With respect to Mr. Nicoletti’s time vested Profits Interests, a prorated portion would have vested in connection with a termination of Mr. Nicoletti’s employment without Cause or for Good Reason and all of his time vested Profits Interests would have vested if a Change in Control occurred within 180 days after the termination of his employment without Cause. Additionally, certain time vested Profits Interests that were scheduled to vest within a period of time after a termination of employment would have vested on such termination.

Performance vested Profits Interests only vested upon a Change in Control to the extent that the performance criteria were met, as described in “Narrative Disclosure to Summary Compensation Table—Long-Term Incentives—Profits Interests” above. If the relevant performance criteria were not met as of the earlier of a Change in Control and the tenth anniversary of the grant date, any unvested performance vested Profits Interests were forfeited and cancelled. Upon a termination of employment without Cause or for Good Reason within 12 months following a Strategic Transaction (determined without regard to subpart (ii) of the definition of Change in Control), to the extent that the MoM Targets would have been satisfied had the fair value of any non-freely tradable and marketable securities received by the Sponsors in connection with the Strategic Transaction constituted Proceeds as of the date of such Strategic Transaction, the performance vested Profits Interests would remain outstanding and eligible to vest based upon the Sponsors’

future receipt of Proceeds. In addition, with respect to performance vested Profits Interests granted to Mr. Singh on October 11, 2018 and May 26, 2016, if a Change in Control occurred within six months following a termination of Mr. Singh’s employment by CPG International LLC without Cause or by Mr. Singh for Good Reason, then all unvested performance vested Profits Interests would be treated as outstanding as of the Change in Control and would be eligible to be earned as of the Change in Control based on achievement of the MoM Targets. Mr. Nicoletti would remain eligible to vest in any performance vested Profits Interests that satisfied the performance criteria described above if a Change in Control occurred within 180 days after the termination of his employment without Cause.

Vested Profits Interests generally were redeemable by the Partnership within six months following a termination of employment. In the event of a termination of employment due to an NEO’s resignation without Good Reason prior to the third anniversary of the date on which the Profits Interests were granted, or the termination of the NEO’s employment for Cause at any time, vested Profits Interests were redeemable for no value. Good Reason and Cause as used in the preceding sentence had the meanings set forth in the executive’s employment agreement, or if none, then as set forth in the Partnership Agreement. In the event of a termination of employment for any other reason, including death or disability, vested Profits Interests were redeemable for the fair market value, as determined in accordance with the Partnership Agreement.

All Profits Interests were subject to a clawback provision under which if a recipient willfully or intentionally materially breached, or failed to correct a material breach of, any non-competition, non-solicitation or non-disclosure covenant to which he or she was subject, then such person would automatically forfeit any outstanding Profits Interests and repay any amounts distributed to him or her (other than certain minimum distributions to partners of the Partnership) within the 24 months prior to such breach.

Long-Term Cash Incentive

On October 11, 2018, Mr. Singh was granted a long-term cash incentive, subject to certain time and performance vesting conditions. See “Narrative Disclosure to Summary Compensation Table—Long-Term Incentives—Long-Term Cash Incentive.” In the event of a Change in Control or a termination of employment by CPG International LLC without Cause or by Mr. Singh for Good Reason within 12 months following the occurrence of a Strategic Transaction, any unvested portion of the long-term cash incentive that remains outstanding and eligible for vesting will immediately time-vest. In addition, if a Change in Control occurs within six months following a termination of Mr. Singh’s employment by CPG International LLC without Cause or by Mr. Singh for Good Reason, then any unvested portion of the long-term cash incentive immediately prior to such termination of employment will be treated as outstanding as of the Change in Control and will time-vest immediately upon such Change in Control and performance-vest upon satisfaction of the Performance Vesting Condition as described above.

Definitions

For Mr. Singh, “Cause” generally means (i) a conviction of a crime constituting fraud, embezzlement, a felony, or an act of moral turpitude, (ii) gross negligence, (iii) breach of the duty of loyalty or care that causes material injury to CPG International LLC, (iv) ongoing willful refusal or failure to perform duties or (v) material breach of any material written agreement with CPG International LLC. Good Reason generally means (i) a reduction in salary or target bonus, (ii) a material reduction in duties or authority, (iii) removal of position and responsibilities, (iv) failure to pay compensation under the employment agreement, (v) relocation by more than 35 miles or (vi) a material breach of the employment agreement, in each case provided that Mr. Singh has given CPG International LLC written notice of the termination within 90 days of the first date on which he has knowledge of such event or conduct and he has provided CPG International LLC with at least 30 days to cure (to the extent curable).

For Mr. Nicoletti, “Cause” generally means (i) commission of an act which constitutes common law fraud or embezzlement, (ii) indictment, conviction or plea of guilty or nolo contendere to a felony or crime involving moral turpitude, (iii) commission of any intentional tortious or intentional unlawful act in either case causing material harm to CPG International LLC’s (or any of its affiliates’) business, standing or reputation, (iv) gross negligence in performing his duties, (v) breach of the duty of loyalty or care, (vi) other misconduct that is materially detrimental to CPG International LLC or its affiliates, (vii) refusal or willful failure to perform Mr. Nicoletti’s duties or the deliberate and consistent refusal to conform to or follow any reasonable policy of CPG International LLC, in each case after receiving written notice from CPG International LLC of such non-compliance and being given 10 business days to cure (to the extent curable) such non-compliance, (viii) material breach of any material written agreement with CPG International LLC which breach is not cured (to the extent curable) within 10 business days after written notice from CPG International LLC, or (ix) Mr. Nicoletti’s death or disability resulting in his inability to continue to perform the essential functions of his job, with a reasonable accommodation. Good Reason generally means a termination by Mr. Nicoletti of his employment within 90 days following the occurrence of any of the following without his consent that remains uncured for 10 business days after receipt by CPG International LLC of written notice of such event by Mr. Nicoletti: (i) a material reduction in salary, (ii) a materially adverse change in title, duties or responsibilities (including reporting responsibilities), or (iii) relocation by more than 50 miles.

For Mr. Ochoa, “Cause” generally means (i) commission of an act which constitutes common law fraud, embezzlement or a felony, an act of moral turpitude, or of any tortious or unlawful act causing material harm; (ii) gross negligence in performing his duties; (iii) breach of the duty of loyalty or care; (iv) other misconduct that is materially detrimental to CPG International LLC or its affiliates; (v) refusal or failure to perform Mr. Ochoa’s duties or the deliberate and consistent refusal to conform to or follow any reasonable policy of CPG International LLC, in each case after receiving written notice from CPG International LLC of such noncompliance and being given 10 business days to cure (to the extent curable) such non-compliance; (vi) breach of any agreement with CPG International LLC which breach is not cured (to the extent curable) within 10 business days following written notice from CPG International LLC; or (vii) Mr. Ochoa’s death or disability in which he cannot perform the essential functions of his job.

A “Change in Control” is defined generally to occur upon the following events:

•

(i) any person or group other than an Excluded Entity (as defined below) becomes the beneficial owner of more than 50% of the common interests in the Partnership; (ii) any person or group other than an Excluded Entity becomes the beneficial owner of more than 50% of the voting power in any of CPG Holdco LLC, CPG Newco LLC or CPG International LLC (other than in connection with a public offering registered under the Securities Act), except in a Strategic Transaction (as defined below); or (iii) the sale of all or substantially all of the assets of CPG International LLC to a person or group other than an Excluded Entity, except in a Strategic Transaction; and

•	the Sponsors have sold or disposed of more than 65% of their aggregate common interests in the Partnership for cash or freely tradable and marketable securities.

A “Strategic Transaction” for this purpose is any strategic transaction, as determined by AOT Building Products GP Corp. in its sole discretion, in which the consideration received by the Partnership or its subsidiaries consists of the stock of another entity. An “Excluded Entity” for this purpose is any Sponsor, any management limited partner in the Partnership, their respective transferees or any employee benefit plan or trust of CPG International LLC.

Post-IPO Compensation

Profits Interests Conversion

In connection with our IPO, each outstanding Profits Interests award, including awards held by our NEOs, was exchanged for a number of shares of our Class A common stock determined based the number of Profits Interests and the hurdle amount applicable to the Profits Interests. Profits Interests that were vested at the time of our IPO were exchanged for vested shares of our Class A common stock. Profits Interests that were unvested at the time of our IPO were exchanged for restricted shares of Class A common stock granted under our 2020 Plan, which remain eligible to vest generally pursuant to the same time-based and performance-based vesting conditions as the Profits Interests for which they were exchanged, as applicable. The shares of Class A common stock that were issued in connection with the exchange are eligible to receive any ordinary cash dividend payments or other ordinary distributions. The exchange of Profits Interests for shares of Class A common stock did not result in any accelerated vesting of the Profits Interests. See “Narrative Disclosure to Summary Compensation Table—Long-Term Incentives—Profits Interests” and “Additional Narrative Disclosures—Potential Payments Upon Termination, Change In Control or Strategic Transaction” for a description of the Profits Interests vesting terms.

The following table sets forth the number of vested shares of our common stock and unvested restricted shares of our common stock that each of our NEOs received upon conversion of their vested and unvested Profits Interests in the IPO.

Name	Shares of Class A Common Stock	Restricted Shares of Class A Common Stock
Jesse Singh	1,029,573	1,349,463
Ralph Nicoletti	46,434	417,910
Jose Ochoa	129,931	519,722

Upon the closing of our IPO, each current employee of CPG International LLC who received shares in exchange for Profits Interests was granted options to purchase shares of Class A common stock. This option grant was intended to restore to such holders the same leverage, or amount of equity at work, that the holder had with respect to Profits Interests prior to the exchange (for example, if 100 Profits Interests converted into 40 shares, the holder was granted options to acquire 60 shares of our Class A common stock). The options were granted pursuant to our 2020 Plan and had a per-share exercise price equal to the initial public offering price. The options awarded to each such holder were vested or unvested in the same proportion as the corresponding Profits Interests award was vested and unvested immediately prior to our IPO, and the unvested options have the same time-based and performance-based vesting conditions as the original Profits Interests award.

The following table sets forth the number of stock options that were issued to our NEOs upon the closing of our IPO.

Named Executive Officer	Number of Options
Jesse Singh	796,087
Ralph Nicoletti	359,348
Jose Ochoa	217,391

Long-Term Cash Incentive Amendment

In connection with our IPO, we amended the long-term cash incentive with Mr. Singh described under “Narrative Disclosure to Summary Compensation Table—Long-Term Incentives—Long-Term Cash Incentive” above. As amended, the portion of the long-term cash incentive that was time vested as of the completion of our IPO was paid as soon as practicable after the IPO. The portion of the long-term cash incentive that was not time vested as of the completion of our IPO was subject to continued vesting as follows: (i) 50% of such unvested portion will vest in equal installments on the remaining scheduled vesting dates, and (ii) the remaining 50% of such unvested portion will be eligible to vest upon achievement of the performance-based vesting conditions applicable to the restricted shares into which outstanding Profits Interests were exchanged.

IPO Cash Bonus and Long-Term Incentive Awards

In connection with our IPO, we adopted the 2020 Plan described below. Pursuant to that plan, we granted Mr. Singh a stock option award to enhance his alignment with our stockholders following the IPO, and we also granted Mr. Nicoletti a cash award to provide retentive value. The options will vest ratably over four years beginning on the first anniversary of the grant and have a term of ten years and the cash award will vest 50% on the 12-month anniversary of grant and 50% on the 18-month anniversary of grant, each subject to continued employment. Any unvested awards scheduled to vest within the next 12 months will immediately vest in the event of the NEO’s death or disability or continue to vest in the event of the NEO’s involuntary termination without cause or resignation for good reason, subject to compliance with any applicable restrictive covenants. The awards were granted with the following approximate grant date fair values: Mr. Singh; $1,300,000 and Mr. Nicoletti: $1,750,000.

Immediately following the IPO, we granted an aggregate of 188,843 RSUs that will fully vest on the third anniversary of the IPO to approximately 1,300 of our employees who did not own any shares of our capital stock immediately prior to IPO.

2020 Omnibus Incentive Compensation Plan

General

In connection with the IPO, we adopted the 2020 Omnibus Incentive Compensation Plan, or the 2020 Plan, which has the features described below.

Share Reserve

The number of shares of our Class A common stock initially available for issuance under our 2020 Plan was 15,852,319 shares, which may be shares that are authorized and unissued or shares that were reacquired by us, including treasury shares or shares purchased in the open market. Shares subject to an award under the 2020 Plan that expires, is forfeited or is settled in cash, and shares tendered or withheld in payment of taxes or an exercise price, will become available for future awards under the 2020 Plan. Shares of our Class A common stock subject to awards that are assumed, converted or substituted under the 2020 Plan as a result of our acquisition of another company will not count against the number of shares that may be granted under the 2020 Plan subject to stock exchange requirements. With respect to awards of stock-settled stock appreciation rights (SARs), the total number of shares that may be granted under the 2020 Plan will be reduced only by the number of shares actually delivered upon exercise of such award.

Administration

The 2020 Plan will be administered by the board of directors or the compensation committee or its delegates (collectively, the administrator). Subject to the terms of the 2020 Plan, the administrator will determine which employees, consultants and non-employee directors will receive awards under the 2020 Plan, the dates of grant, the number and types of awards to be granted, the exercise or purchase price of each award, and the terms and conditions of the awards, including the period of their exercisability and vesting and the fair market value applicable to a stock award. The following actions generally require approval by our stockholders: (i) reducing the exercise price of stock options or SARs issued and outstanding, (ii) amending or cancelling a stock option of SAR when the exercise price exceeds the fair market value of one share of common stock in exchange for a grant of a substitute award or repurchase for cash or other consideration, except in connection with certain corporate events and (iii) any other action that would be treated as a repricing under applicable stock exchange rules.

In addition, the administrator has the authority to determine whether any award may be settled in cash, shares of our common stock, other securities or other awards or property. The administrator has the authority to interpret the 2020 Plan and may adopt any administrative rules, regulations, procedures and guidelines governing the 2020 Plan or any awards granted under the 2020 Plan as it deems appropriate. The administrator may also delegate any of its powers, responsibilities or duties to any person who is not a member of the administrator or any of our administrative groups. Our Board of Directors may also grant awards under or administer the 2020 Plan.

Eligibility; Limits on Compensation to Non-Employee Directors

Employees, consultants and directors will be eligible to participate in our 2020 Plan. Under our 2020 Plan, no non-employee director of the company may be granted compensation for service as a director with a value in excess of $500,000 in any calendar year, with the value of any equity-based awards based on the accounting grant date value of such award. The independent members of the board of directors may make exceptions to this limit for a non-executive chair of the board of directors.

Minimum Vesting

Awards other than cash awards granted after this offering will be subject to a minimum vesting schedule of at least 12 months after the grant date. The following awards will not be subject to the minimum vesting requirement: (i) awards granted in connection with this offering, (ii) awards granted in connection with awards assumed or substituted in an acquisition or similar transaction, (iii) shares delivered in lieu of fully vested cash awards, (iv) awards to non-employee directors that vest on the earlier of the one-year anniversary of grant and the next annual meeting of shareholders and (v) up to 5% of the available share reserve under the 2020 Plan. The minimum vesting restriction does not apply to the administrator’s discretion to provide for accelerated vesting of an award, including in the event of retirement, death, disability or a change in control.

Types of Awards

The 2020 Plan provides for the grant of stock options intended to meet the requirements of “incentive stock options” under Section 422 of the Code and “non-qualified stock options” that do not meet those requirements, SARs, restricted stock, restricted stock units (RSUs), dividend equivalent rights and other equity-based, equity-related or cash-based awards (including performance-based awards).

All of the awards described above are subject to the conditions, limitations, restrictions, vesting and forfeiture provisions determined by the administrator, in its sole discretion, subject to certain limitations provided in the 2020 Plan. The administrator may condition the vesting of or the lapsing of any applicable vesting restrictions or conditions on awards upon the attainment of performance goals, continuation of service, or any other term or conditions. The vesting conditions placed on any award need not be the same with respect to each grantee and the administrator will have the sole discretion to amend any outstanding award to accelerate or waive any or all restrictions, vesting provisions or conditions set forth in an award agreement.

Each award granted under the 2020 Plan will be evidenced by an award agreement, which will govern that award’s terms and conditions. In the case of any conflict or potential inconsistency between the 2020 Plan and a provision of any award or award agreement with respect to an award, the 2020 Plan will govern.

Stock Options

An award of a stock option gives a grantee the right to purchase a certain number of shares of our Class A common stock during a specified term in the future, after a vesting period, at an exercise price equal to at least 100% of the fair market value of our common stock on the grant date. The term of a stock option may not exceed 10 years from the date of grant. Incentive stock options will be exercisable in any fiscal year only to the extent that the aggregate fair market value of our common stock with respect to which the incentive stock options are exercisable for the first time does not exceed $100,000. Incentive stock options may not be granted under the 2020 Plan after the tenth anniversary of the date of the board of director’s most recent approval. No incentive stock option may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (i) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (ii) the term of the incentive stock option does not exceed five years from the date of grant. The exercise price of any stock option may be paid using cash, check or certified bank check; shares of our Class A common stock; a net exercise of the stock option; other legal consideration approved by us and permitted by applicable law and any combination of the foregoing.

Stock Appreciation Rights

A SAR entitles the grantee to receive an amount equal to the difference between the fair market value of our common stock on the exercise date and the exercise price of the SAR (which may not be less than 100% of the fair market value of a share of our common stock on the grant date), multiplied by the number of shares subject to the SAR. The term of a SAR may not exceed 10 years from the date of grant. Payment to a grantee upon the exercise of a SAR may be either in cash, shares of our Class A common stock or other securities or property, or a combination of the foregoing, as determined by the administrator.

Restricted Stock

A restricted stock award is an award of outstanding shares of our Class A common stock that does not vest until a specified period of time has elapsed or other vesting conditions have been satisfied, as determined by the administrator, and which will be forfeited if the conditions to vesting are not met. The administrator will issue a certificate in respect to the shares of restricted stock, unless the administrator elects to use another system, such as book entries by the transfer agent, as evidencing ownership of such shares. During the period that any restrictions apply, the transfer of stock awards is generally prohibited. Grantees have full voting rights with respect to their restricted shares. Unless the administrator determines otherwise, all ordinary cash dividend payments or other ordinary distributions paid upon a restricted stock award will be retained by the company and will be paid to the relevant grantee (without interest) when the award of restricted shares vests and will revert back to the company if for any reason the restricted share upon which such dividends or other distributions were paid reverts back to the company.

Restricted Stock Units

An RSU is an award representing the right to receive, on the applicable delivery or payment date, one share of our common stock for each granted unit, cash or other securities or property equal in value to such share of common stock or a combination thereof that does not vest until a specified period of time has elapsed or other vesting conditions, including performance-based vesting conditions, have been satisfied, as determined by the administrator, and which will be forfeited if the conditions to vesting are not met. During the period that any restrictions apply, the transfer of RSUs is generally prohibited.

Dividend Equivalent Rights

Dividend equivalent rights entitle the grantee to receive amounts equal to all or any of the ordinary cash dividends that are paid on the shares underlying a grant while the grant is outstanding. Dividend equivalent rights may be paid in cash, in shares of our common stock or in another form. The administrator will determine the terms and conditions of dividend equivalent rights; however, in no event will such dividend equivalent rights be paid unless and until the award to which they relate vests.

Performance-Based and Other Stock-Based or Cash-Based Awards

Under the 2020 Plan, the administrator may grant other types of equity-based, equity-related or cash-based awards, including awards subject to performance-based criteria, subject to such terms and conditions that the administrator may determine. Such awards may include retainers and meeting-based fees for directors and the grant or offer for sale of unrestricted shares of our common stock, performance share awards and performance units settled in cash.

Adjustments

In connection with a recapitalization, stock split, reverse stock split, stock dividend, spinoff, split up, combination, reclassification or exchange of shares, merger, consolidation, rights offering, separation, reorganization or liquidation, or any other change in the corporate structure or shares, including any extraordinary dividend or extraordinary distribution, the administrator will make adjustments as it deems appropriate to (i) the maximum number of shares of our Class A common stock reserved for issuance, (ii) the number and kind of shares covered by outstanding grants, (iii) the kind of shares that may be issued under the 2020 Plan and (iv) the terms of any outstanding awards, including exercise or strike price, if applicable.

Amendment; Termination

Our board of directors may amend or terminate the 2020 Plan at any time, provided that no such amendment may materially adversely impair the rights of an award without the grantee’s consent. Our stockholders must approve any amendment to the extent required to comply with the Internal Revenue Code, applicable laws or applicable stock exchange requirements. Unless terminated sooner by our board of directors or extended with stockholder approval, the 2020 Plan will terminate on the day immediately preceding the tenth anniversary of the date on which our stockholder approved the 2020 Plan, but any outstanding award will remain in effect until the underlying shares are delivered or the award lapses.

Change in Control

Unless the administrator determines otherwise, or as otherwise provided in the applicable award agreement, if a participant’s employment is terminated by us without “cause” (as defined in the 2020 Plan) on or within two years after a change in control (as defined in the 2020 Plan), (i) all outstanding awards will become fully vested (including lapsing of all restrictions and conditions), and, as applicable, exercisable, with any outstanding performance-based awards deemed earned at target performance and (ii) any shares deliverable pursuant to RSUs will be delivered promptly following the termination.

In the event of a change in control, the administrator may (i) provide for the assumption of or the issuance of substitute awards, (ii) provide that for a period of at least 20 days prior to the change in control, stock options or SARs that would not otherwise become exercisable prior to a change in control will be exercisable as to all shares of common stock, as the case may be, subject thereto and that any stock options or SARs not exercised prior to the consummation of the change in control will terminate and be of no further force or effect as of the consummation of the change in control, (iii) modify the terms of awards to add events or conditions upon which the vesting of such awards will accelerate, (iv) deem any performance conditions satisfied at target, maximum or actual performance through closing or provide for the performance conditions to continue (as is or as adjusted by the administrator) after closing or (v) settle awards for an amount, as determined in the sole discretion of the administrator, of cash or securities (in the case of stock options and SARs that are settled in cash, the amount paid will be equal to the in-the-money spread value, if any, of such awards).

Clawback: Repayment If Conditions Not Met

All awards under the 2020 Plan will be subject to any clawback or recapture policy that we may adopt from time to time. If the administrator determines that terms of an award were not satisfied and the failure to satisfy the terms was material, then the grantee will be obligated to repay the fair market value of the shares issued or delivered in respect of the award or, in the case of options or SARs, the award’s spread value.

DIRECTOR COMPENSATION

For the year ended September 30, 2020 prior to the Corporate Conversion, as a member-managed limited liability company, our business and affairs were managed under the direction of the board of directors of AOT Building Products GP Corp. In connection with the Corporate Conversion, we appointed certain directors to serve as members of our newly formed board of directors, as described above under “Directors, Executive Officers and Corporate Governance.”

Fiscal 2020 Director Compensation Table

The following table sets forth information regarding the compensation earned for service on the board of directors of AOT Building Products GP Corp. or, following the Corporate Conversion, on our board of directors, during the year ended September 30, 2020 by the directors who were not also NEOs. Mr. Singh did not receive any additional compensation for his service on the board of directors during the year ended September 30, 2020. Mr. Singh’s compensation for the year ended September 30, 2020 is set forth under “Executive Compensation—Summary Compensation Table” above.

Name	Fees Earned for Fiscal 2020 and Paid in Cash		Stock Awards(3)	Total
Sallie Bailey	$98,292		$847,442	$945,733
Russell Hammond	—	(2)	—	—
Gary Hendrickson	126,125		5,312,261	5,438,386
James B. Hirshorn	—	(2)	—	—
Brian Klos	—	(2)	—	—
Timothy Lee	25,000		369,253	394,253	(4)
Ronald A. Pace	68,556		721,963	790,519
Ashfaq Qadri	—	(2)	—	—
Bennett Rosenthal	—	(2)	—	—
Brian Spaly(1)	10,843		121,436	132,279
Blake Sumler(1)	—	(2)	—	—

(1)	Mr. Spaly joined the board of directors in August 2020; and Mr. Sumler joined the board of directors in January 2020. Messrs. Hammond, Lee and Pace no longer serve on the board of directors.
(2)

Each of Messrs. Hammond, Hirshorn, Klos, Qadri and Rosenthal is affiliated with one of our Sponsors and was designated to the board of directors by the respective Sponsor. These directors did not receive compensation from us for their service as a director.

(3)

For each non-management director, the aggregate number of stock awards and option awards outstanding as of the end of the fiscal year ending September 30, 2020 was: Ms. Bailey: 34,214; Mr. Hendrickson: 561,943; Mr. Pace: 6,469 and Mr. Spaly: 3,445. Mr. Lee did not hold equity-based awards of September 30, 2020. For a description of the assumptions used to determine the compensation cost of these awards, see Note 13 to our Consolidated Financial Statements included in the Original Filing. As part of the Corporate Conversion, we modified the terms and conditions of our performance-based awards by changing the vesting conditions. The change was treated as a modification under ASC 718, Stock Compensation, resulting in incremental compensation expense. Accordingly, the amounts in this column for the fiscal year ending September 30, 2020 include amounts in respect of such modification. These amounts do not reflect new equity awards granted in the fiscal year. For information regarding this modification, see Note 13 to our Consolidated Financial Statements for the year ended September 30, 2020 included in the Original Filing.

Post-IPO Director Compensation Program

In connection with our IPO, we adopted a new director compensation program that provides the following compensation for non-employee directors:

•	An annual cash retainer of $70,000, paid quarterly in arrears;

•	An annual equity award of RSUs granted in connection with each annual shareholders meeting with a grant date fair value of $105,000 that vests at the following annual shareholder meeting;

•	A one-time inaugural equity award of RSUs granted to newly appointed non-employee directors with a grant date fair value of $105,000 that cliff-vests on the third anniversary of grant;

•

An annual cash retainer of $20,000 for the chair of the audit committee, $15,000 for the chair of the compensation committee, and $10,000 for the chair of the nominating and governance committee, in each case paid quarterly in arrears; and

•	An additional annual cash retainer of $50,000 for serving as our non-executive chair, paid quarterly in arrears.

We also adopted director stock ownership guidelines that require each non-employee director to hold 100% of after-tax shares from director equity awards until the director holds shares and vested deferred stock units with an aggregate value equal to five times the annual cash retainer paid to non-employee directors.

IPO Director Awards

Following his experience as the former Chairman and CEO of Valspar Corporation, Mr. Hendrickson brings to our board of directors extensive experience in corporate leadership and in the development and execution of business growth strategies. In his role as chair of the board of directors of AOT Building Products GP Corp. since May 2017, Mr. Hendrickson has provided a significant level of counsel to the management team, specifically with respect to the development of our commercial and retail strategy. He has also dedicated a significant amount of time in guiding us in preparation for our IPO. Following the IPO, Mr. Hendrickson is expected to provide enhanced duties beyond those typically provided by a non-executive chair of a board of directors, including providing support, advice and counsel on special projects and guidance to our management team as we transition to a public company.

In recognition of his significant past and ongoing efforts supporting the company, the board of directors of AOT Building Products GP Corp. approved the award of a one-time grant of options to purchase shares of our Class A common stock (the Chair IPO Award) to Mr. Hendrickson. Mr. Hendrickson and Mr. Singh abstained from the consideration and approval of the Chair IPO Award.

The Chair IPO Award was granted on the completion of our IPO. The number of shares underlying the Chair IPO Award were equal to 0.35% of our outstanding shares of common stock (on a fully diluted basis) on the completion of our IPO, and had an exercise price equal to the price at which a share of our Class A common stock was offered pursuant to our IPO and a 10-year maximum term. The Chair IPO Award will vest in substantially equal installments on each of the first four anniversaries of the completion of our IPO, subject to continued service as chair of our board of directors through such vesting date. In the event that Mr. Hendrickson ceases to serve as chair for any reason, any unvested options will be forfeited. Mr. Hendrickson has waived any fee for service as chair of our board of directors until the completion of the four-year vesting period as well as any inaugural award granted to other directors in connection with the IPO, but will receive regular board and committee retainers and annual equity awards for board service on the same basis as other non-employee directors. In order to ensure alignment with our investors, no portion of the Chair IPO Award is in the form of cash, and is instead in the form of options to tie to future value creation at the company.

We currently do not expect that Mr. Hendrickson will receive any additional compensation in future years for his service as non-executive chair outside of the regular annual director compensation program.

The other non-employee directors received their one-time inaugural award of RSUs, as described above, in connection with our IPO with a grant date fair value of $105,000 that cliff vests on the third anniversary of grant subject to continued service (provided that the award will vest in the event that the director’s service on the board ceases due to disability or retirement and a prorated portion of the award will vest in the event that the director’s service on the board ceases absent a termination for cause).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of January 26, 2021 by the following individuals or groups:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our Class A common stock or Class B common stock.

The percentage ownership information shown in the table is based upon 154,740,054 shares of Class A common stock and 100 shares of Class B common stock outstanding as of January 26, 2021.

The beneficial ownership information presented below includes, for each beneficial owner, (i) shares of Class A common stock and Class B common stock beneficially owned (including restricted shares of Class A common stock) and (ii) shares issuable upon exercise of options to purchase shares of Class A common stock that are vested or will vest within 60 days of January 26, 2021. The beneficial ownership information presented below does not include shares issuable upon the exercise of options to purchase shares of Class A common stock in each case that will vest outside of such 60-day period. Shares subject to vested options or options that will vest within 60 days of January 26, 2021 are deemed outstanding for purposes of calculating the percentage ownership of the person holding such options or restricted shares, but they are not deemed outstanding for purposes of calculating the percentage ownership of any other person.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, or have the right to acquire such powers within 60 days. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o The AZEK Company, 1330 W Fulton Street, Suite #350, Chicago, IL 60607.

	Shares Beneficially Owned
	Class A		Class B			Percentage of
Name of Beneficial Owner	Shares	Percentage of Class	Shares	Percentage of Class		Total Voting Power(10)
Directors(7):
Gary Hendrickson(1)	312,168	*	—		*	*
Sallie B. Bailey(2)	79,128	*	—		*	*
Fumbi Chima	—	*	—		*	*
Howard Heckes	—	*	—		*	*
Russell Hammond	—	*	—		*	*
James B. Hirshorn	—	*	—		*	*
Brian Klos	—	*	—		*	*
Romeo Leemrijse	—	*	—		*	*
Ashfaq Qadri	—	*	—		*	*
Bennett Rosenthal	—	*	—		*	*
Brian Spaly	45,000	*	—		*	*
Blake Sumler	—	*	—		*	*
Named Executive Officers:
Jesse Singh(3)	3,077,079	2.0%	—		*	2.0%
Ralph Nicoletti(4)	670,419	*	—		*	*
Jose Ochoa(5)	747,935	*	—		*	*
Directors and executive officers as a group(6)	6,679,534	4.3%	—		*	4.3%
5% or Greater Stockholders:
Ares Corporate Opportunities Fund IV, L.P.(7)(8)	27,721,090	17.9%	—		*	17.9%
Ontario Teachers’ Pension Plan Board(7)(9)	27,720,990	17.9%	100	100%		17.9%

*	Represents beneficial ownership of less than 1%.
(1)	Includes 17,392 shares of Class A common stock subject to options exercisable within 60 days of January 26, 2021.
(2)	Includes 21,182 shares of Class A common stock subject to options exercisable within 60 days of January 26, 2021.
(3)

Includes 709,957 shares of Class A common stock subject to options exercisable within 60 days of January 26, 2021. Includes 300,000 shares held by Mr. Singh as grantor-trustee of the Jesse Singh 2020 Trust. Includes 236,705 shares held by Mr. Singh’s spouse, Linda Singh, as trustee of The Jesse Singh 2016 Irrevocable Trust, for which Mr. Singh has no voting or investment power, and Mr. Singh disclaims beneficial ownership of these 236,705 shares.

(4)	Includes 251,544 shares of Class A common stock subject to options exercisable within 60 days of January 26, 2021.
(5)	Includes 173,913 shares of Class A common stock subject to options exercisable within 60 days of January 26, 2021.
(6)	Includes 1,643,136 shares of Class A common stock subject to options exercisable within 60 days of January 26, 2021.
(7)

As discussed in “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement,” the Sponsors have entered into the Stockholders Agreement with us, pursuant to which the Sponsors agree to vote their shares of Class A common stock in favor of the election of the nominees of the Sponsors to our board of directors.

(8)

Reflects shares owned by Ares Corporate Opportunities Fund IV, L.P., or Ares IV. The manager of Ares IV is ACOF Operating Manager IV, LLC, and the sole member of ACOF Operating Manager IV, LLC is Ares Management LLC. The sole member of Ares Management LLC is Ares Management Holdings L.P., and the general partner of Ares Management Holdings L.P. is Ares Holdco LLC. The sole member of Ares Holdco LLC is Ares Holdings Inc., whose sole stockholder is Ares Management Corporation. Ares Management Corporation is indirectly controlled by Ares Partners Holdco LLC. We refer to all of the foregoing entities collectively as the Ares Entities. Ares Partners Holdco LLC is managed by a board of managers, which is composed of Michael Arougheti, Ryan Berry, R. Kipp deVeer, David Kaplan, Michael McFerran, Antony Ressler and Bennett Rosenthal. Mr. Ressler generally has veto authority over decisions by the board of managers of Ares Partners Holdco LLC. Each of the members of the board of managers expressly disclaims beneficial ownership of our shares of stock owned by Ares IV. Each of the Ares Entities (other than Ares IV, with respect to the securities owned by it) and the equity holders, partners, members and managers of the Ares Entities and the executive committee of Ares Partners expressly disclaims beneficial ownership of these shares. The address of each Ares Entity is 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

(9)

Each of Blake Sumler, Ashfaq Qadri and Romeo Leemrijse may be deemed to have the power to dispose of the shares held by OTPP because of a delegation of authority from the board of directors of OTPP, and each expressly disclaims beneficial ownership of such shares. As the owner of Class B common stock, OTPP may, at any time, elect to convert shares of Class B common stock into an equal number of shares of Class A common stock, or convert shares of Class A common stock into an equal number of shares of Class B common stock. The table above does not reflect (i) shares of Class B common stock issuable upon conversion of Class A common stock or (ii) shares of Class A common stock issuable upon conversion of Class B common stock. The address of Ontario Teachers’ Pension Plan Board is 5650 Yonge Street, Toronto, Ontario M2M 4H5.

(10)

Represents percentage of total voting power reflecting (i) all shares of Class A common stock held by such holder and (ii) shares of Class A common stock issuable upon conversion of all shares of Class B common stock held by such holder.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of September 30, 2020:

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2) (a)	Weighted-average exercise price of outstanding options, warrants and rights(3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	5,273,296	$23.00	5,040,776
Equity compensation plans not approved by stockholders	—	—	—
Total	5,273,296	$23.00	5,040,776

(1)

Equity compensation plans approved by stockholders reflects our 2020 Plan. For more information regarding the 2020 Plan, please see “Executive Compensation—Post IPO Compensation—2020 Omnibus Incentive Compensation Plan.”

(2)	Includes 5,088,445 shares issuable upon the exercise of outstanding options and 184,851 shares issuable upon the vesting and settlement of outstanding RSUs as of September 30, 2020.
(3)	Does not include outstanding RSUs which do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Stockholders Agreement

In connection with our IPO, we entered into the Stockholders Agreement with the Sponsors. Pursuant to the Stockholders Agreement, the Sponsors are entitled to designate individuals to be included in the slate of nominees for election to our board of directors as follows:

•

for so long as the Sponsors collectively own 50% or more of the outstanding shares of our common stock, the greater of up to six directors and the number of directors comprising a majority of our board; and

•

except as provided below, for so long as the Sponsors collectively own less than 50% of the outstanding shares of our common stock, that number of directors (rounded up to the nearest whole number or, if such rounding would cause the Sponsors to have the right to elect a majority of our board of directors, rounded to the nearest whole number) that is the same percentage of the total number of directors comprising our board as the collective percentage of common stock owned by the Sponsors.

Each of the Sponsors is entitled to nominate one-half of the nominees to be nominated unless (i) if the number of directors to be nominated is odd, in which case the Sponsors will jointly nominate one such director and each Sponsor will nominate one half of the remaining nominees, and (ii) if either Sponsor owns more than 5%, but less than or equal to 10%, of the outstanding shares of our common stock, in which case, one director will be nominated by such Sponsor, and the remaining nominees will be nominated by the other Sponsor.

Notwithstanding the foregoing, if either Sponsor at any time ceases to own more than 5% of the outstanding shares of our common stock, that Sponsor will not have the right to designate any directors, the shares of our common stock owned by that Sponsor will be excluded in calculating the thresholds above, and the rights set forth above will only be available to the Sponsor that holds the applicable percentage of shares of our common stock. The Stockholders Agreement also provides for the nomination to our board of directors, subject to his or her election by our stockholders at the annual meeting, of our Chief Executive Officer. Each Sponsor has agreed, for so long as such Sponsor holds more than 5% of the outstanding shares of our common stock, to vote all of the shares of Class A common stock held by it in favor of the foregoing nominees.

The Stockholders Agreement also provides that, for so long as the Sponsors collectively own at least 30% of the outstanding shares of our common stock, the following actions will require the prior written consent of each of the Sponsors, subject to certain exceptions. If either Sponsor owns less than 10% of the outstanding shares of our common stock, such action will not be subject to the approval of such Sponsor, and the shares of common stock owned by such Sponsor will be excluded in calculating the 30% threshold:

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

The Stockholders Agreement also grants each of the Sponsors certain information rights.

Registration Rights Agreement

In connection with our IPO, we entered into a registration rights agreement, or the Registration Rights Agreement, with the Sponsors and certain members of our management. Subject to certain conditions, the Registration Rights Agreement provides the Sponsors with up to four “demand” registrations each and unlimited “demand” registrations at any time we are eligible to register shares on Form S-3. The Registration Rights Agreement also provides the Sponsors and certain members of our management with customary “piggyback” registration rights. The Registration Rights Agreement contains provisions for the coordination by the Sponsors of their sales of shares of our common stock and contains certain limitations on the ability of the members of our management party to the Registration Rights Agreement to offer, sell or otherwise dispose of shares of our common stock. The Registration Rights Agreement also provides that we will pay certain expenses of these holders relating to such registrations and indemnify them against certain liabilities which may arise under the Securities Act.

Indemnification of Officers and Directors

Our certificate of incorporation and bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with each of our directors and executive officers. See “Description of Capital Stock—Limitations of Liability, Indemnification and Advancement” below for more details.

Purchases of Products in the Ordinary Course of Business

Certain of our related persons may, either directly or through their respective affiliates, enter into commercial transactions with us from time to time in the ordinary course of business, primarily for the purchase of merchandise. We believe that none of the transactions with such persons is significant enough to be considered material to such persons or to us.

Related Persons Transaction Policy

We have adopted formal written procedures for the review, approval or ratification of transactions with related persons, or the Related Persons Transaction Policy. The Related Persons Transaction Policy provides that the audit committee of our board of directors is charged with reviewing for approval or ratification all transactions with “related persons” (as defined in paragraph (a) of Item 404 of Regulation S-K) that are brought to the audit committee’s attention. This policy was adopted on January 24, 2020 and took effect upon the effectiveness of our certificate of incorporation, and as a result, certain of the transactions entered into prior to that date were not reviewed under the policy. We had a prior policy with respect to related party transactions that was adopted on February 21, 2019.

We also maintain certain compensation agreements and other arrangements with certain of our executive officers, which are described under “Executive Compensation” elsewhere in this Amendment.

Director Independence

Pursuant to the corporate governance standards of the NYSE, a director employed by us cannot be deemed an “independent director,” and each other director will qualify as “independent” only if our board of directors affirmatively determines that he has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. The fact that a director may own our capital stock is not, by itself, considered a material relationship. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has affirmatively determined that each of Gary Hendrickson, Sallie Bailey, Fumbi Chima, Howard Heckes, James Hirshorn, Brian Klos, Romeo Leemrijse, Ashfaq Qadri, Bennett Rosenthal, Brian Spaly and Blake Sumler are independent in accordance with the NYSE rules.

Item 14. Principal Accounting Fees and Services.

The Audit Committee engaged PricewaterhouseCoopers LLP to perform an annual audit of the Company’s financial statements for the fiscal year ended September 30, 2020. The Audit Committee was responsible for determination and approval of audit fees primarily based on audit scope, with consideration of audit team skills and experiences.

Pursuant to SEC rules, the fees billed by PricewaterhouseCoopers LLP are disclosed in the table below:

Fees Paid to PricewaterhouseCoopers LLP

(in thousands)	FY 2020	FY 2019
Audit Fees	$2,843,500	$2,507,000
Audit Related Fees	570,000	1,342,000
Tax Fees	356,050	327,500
All Other Fees	2,700	2,700

Total PwC Fees	$3,772,250	$4,179,200

Audit Fees

Consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements, issuances of consents and similar matters.

Audit-related Fees

Consists of fees for professional services rendered in connetion with the submission of our Registration Statement on Form S-1 in connection with our IPO.

Tax Fees

Consists of fees for professional services for tax advisory and compliance services.

All Other Fees

Consists of fees for permitted products and services other than those that meet the criteria above.

Auditor Independence

In our fiscal year ended September 30, 2020, there were no other professional services provided by PricewaterhouseCoopers LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of PricewaterhouseCoopers LLP.

Pre-Approval Policies and Procedures

Consistent with requirements of the SEC and the PCAOB regarding auditor independence, our audit committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our audit committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. All services provided by PricewaterhouseCoopers LLP in fiscal 2020 and 2019 were pre-approved by our audit committee.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Index

Exhibit No.	Description

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The AZEK Company Inc.

Date: February 3, 2021	By:	/s/ Jesse Singh
Jesse Singh
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: February 3, 2021	By:	/s/ Ralph Nicoletti
Ralph Nicoletti
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)