Form 10-Q
period 2020-12-31
AZEK Co Inc.
filed 2021-02-12
CIK 1782754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of January 29, 2021, the registrant had 154,740,154 shares of Class A Common Stock, $0.001 par value per share, and 100 shares of Class B Common Stock, $0.001 par value per share, outstanding.

The AZEK Company Inc.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

	December 31, 2020	September 30, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$210,034	$215,012
Trade receivables, net of allowances	41,234	70,886
Inventories	166,151	130,070
Prepaid expenses	11,412	8,367
Other current assets	161	360

Total current assets	428,992	424,695

Property, plant and equipment, net	279,183	261,774
Goodwill	951,390	951,390
Intangible assets, net	279,731	292,374
Other assets	1,608	1,623

Total assets	$1,940,904	$1,931,856

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$38,179	$42,059
Accrued rebates	35,754	30,362
Accrued interest	1,089	1,103
Current portion of long-term debt obligations	—	—
Accrued expenses and other liabilities	39,408	50,516

Total current liabilities	114,430	124,040
Deferred income taxes	24,168	21,260
Finance lease obligations — less current portion	10,886	10,910
Long-term debt — less current portion	463,308	462,982
Other non-current liabilities	9,009	8,776

Total liabilities	621,801	627,968
Commitments and contingencies (See Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at December 31, 2020 and at September 30, 2020, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 154,735,617 shares issued and outstanding at December 31, 2020, and 154,637,240 shares issued and outstanding at September 30, 2020	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at December 31, 2020 and at September 30, 2020, respectively	—	—
Additional paid-in capital	1,592,240	1,587,208
Accumulated deficit	(273,292)	(283,475)

Total stockholders’ equity	1,319,103	1,303,888

Total liabilities and stockholders’ equity	$1,940,904	$1,931,856

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Net sales	$212,278	$166,043
Cost of sales	139,302	114,752

Gross profit	72,976	51,291
Selling, general and administrative expenses	53,029	43,473
Other general expenses	—	1,978
Loss (gain) on disposal of plant, property and equipment	212	(73)

Operating income (loss)	19,735	5,913

Other expenses:
Interest expense	6,196	19,759

Total other expenses	6,196	19,759

Income (loss) before income taxes	13,539	(13,846)
Income tax expense (benefit)	3,356	(4,000)

Net income (loss)	$10,183	$(9,846)

Net income (loss) per common share:
Basic	$0.07	$(0.09)
Diluted	0.07	(0.09)

Comprehensive income (loss)	$10,183	$(9,846)

Weighted average shares used in calculating net income (loss) per common share:
Basic	153,226,378	108,162,741
Diluted	156,018,731	108,162,741

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. dollars, except for share amounts)

(Unaudited)

	Common Stock
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance – September 30, 2019	75,093,778	$75	33,068,963	$33	$652,493	$(162,578)	$490,023
Adoption of ASU No. 2016-16	—	—	—	—	—	1,336	1,336
Net income (loss)	—	—	—	—	—	(9,846)	(9,846)
Stock-based compensation	—	—	—	—	684	—	684
Member redemptions prior to initial public offering	—	—	—	—	(2,201)	—	(2,201)

Balance – December 31, 2019	75,093,778	$75	33,068,963	$33	$650,976	$(171,088)	$479,996

	Common Stock
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance – September 30, 2020	154,637,240	$155	100	$—	$1,587,208	$(283,475)	$1,303,888
Net income (loss)	—	—	—	—	—	10,183	10,183
Stock-based compensation	—	—	—	—	2,878	—	2,878
Exercise of vested stock options	98,377	—	—	—	2,364	—	2,364
Initial public offering expenses	—	—	—	—	(210)	—	(210)

Balance – December 31, 2020	154,735,617	$155	100	$—	$1,592,240	$(273,292)	$1,319,103

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Operating activities:
Net income (loss)	$10,183	$(9,846)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation expense	11,627	10,283
Amortization expense	12,643	13,858
Non-cash interest expense	467	997
Deferred income tax provision (benefit)	2,908	(2,653)
Non-cash compensation expense	2,878	1,056
Loss (gain) on disposition of property, plant and equipment	212	(73)
Changes in certain assets and liabilities:
Trade receivables	29,652	(2,923)
Inventories	(36,081)	(23,926)
Prepaid expenses and other current assets	(2,846)	296
Accounts payable	(5,097)	(25,042)
Accrued expenses and interest	(6,537)	(17,460)
Other assets and liabilities	106	(928)

Net cash provided by (used in) operating activities	20,115	(56,361)

Investing activities:
Purchases of property, plant and equipment	(27,021)	(19,131)
Proceeds from sale of property, plant and equipment	17	113

Net cash provided by (used in) investing activities	(27,004)	(19,018)

Financing activities:
Payments on long-term debt obligations	—	(2,076)
Proceeds (repayments) of finance lease obligations	(243)	(193)
Exercise of vested stock options	2,364	—
Payments of initial public offering related costs	(210)	(3,630)
Redemption of capital contributions prior to initial public offering	—	(2,201)

Net cash provided by (used in) financing activities	1,911	(8,100)

Net increase (decrease) in cash and cash equivalents	(4,978)	(83,479)
Cash and cash equivalents at beginning of period	215,012	105,947

Cash and cash equivalents at end of period	$210,034	$22,468

Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$5,847	$25,045
Cash paid for income taxes, net of refunds	(56)	6
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$4,035	$2,007
Property, plant and equipment acquired under finance leases	334	446

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

In conjunction with the Company’s conversion from a limited liability company into a corporation (the “Corporate Conversion”) prior to the closing of the IPO, the Company effected a unit split of its then-outstanding limited liability company unit and then converted the units on a one-to-one basis into shares of capital stock of the Company, including shares of Class A common stock and Class B common stock. In connection with the closing of the IPO, the Company issued additional shares of its Class A common stock, options to purchase shares of Class A common stock and certain other equity awards to its indirect equity holders prior to the IPO and certain of its officers and employees. All share and per share information presented in the Consolidated Financial Statements has been retroactively adjusted for all periods presented for the effects of the unit split converted to stock. Refer to Note 11 and 12 for additional information.

Secondary Offering

On September 15, 2020, the Company completed an offering of 28,750,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriters of their option to purchase up to 3,750,000 additional shares of Class A common stock, at a public offering price of $33.25 per share. The shares were sold by certain stockholders of the Company (the “Selling Stockholders”). The Company did not receive any of the proceeds from the sale of the shares by the Selling Stockholders. Immediately subsequent to the closing of the secondary offering, Class B common stockholders converted 33,068,863 shares of Class B common stock into Class A common stock. In addition, the secondary offering triggered a change in performance criteria, in which certain performance-vested restricted stock awards and stock options vested as a result of the secondary offering. Refer to Note 11 and 12 for additional information.

b. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates on a fiscal year ending September 30. The accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the three months ended December 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2020 Form 10-K. The Condensed Consolidated Balance Sheet as of September 30, 2020 was derived from the audited financial statements at that date. There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2020 Form 10-K, except as noted below.

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

Accounting Policies

Refer to the Company’s 2020 Form 10-K for a discussion of the Company’s accounting policies, as updated below and for recently adopted accounting standards.

Research and Development Costs

Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Condensed Consolidated Statements of Comprehensive Income (Loss). Total research and development expenses were approximately $1.8 million and $2.1 million, respectively, for the three months ended December 31, 2020 and 2019.

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

On October 1, 2019, the Company adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. The standard amends several aspects of the tax accounting and recognition timing for intra-company transfers. The Company adopted the standard using a modified retrospective approach, with an adjustment to the beginning retained earnings of approximately $1.3 million, due to the cumulative impact of adopting the standard. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements. Refer to Note 14 for additional information.

On October 1, 2020, the Company adopted ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends Topic 820, Fair Value Measurement. This standard modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company also engages in customer rebates, which are recorded in “Net sales” in the Condensed Consolidated Statements of Comprehensive Income (Loss) and in “Accrued rebates” and Trade receivables in the Condensed Consolidated Balance Sheets. The Company recorded accrued rebates of $35.8 million and $24.9 million as of December 31, 2020 and 2019, respectively, and contra trade receivables of $3.1 million and $2.2 million as of December 31, 2020 and 2019, respectively. The rebate activity was as follows (in thousands):

	Three Months Ended December 31,
	2020	2019
Beginning balance	$32,679	$24,858
Rebate expense	13,673	10,314
Rebate payments	(7,533)	(8,023)

Ending balance	$38,819	$27,149

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance.

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out “FIFO”) basis. Inventories consisted of the following (in thousands):

	December 31, 2020	September 30, 2020
Raw materials	$37,544	$33,850
Work in process	19,604	19,935
Finished goods	109,003	76,285

Total inventories	$166,151	$130,070

4. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment – net consisted of the following (in thousands):

	December 31, 2020	September 30, 2020
Land and improvements	$2,758	$2,758
Buildings and improvements	73,080	71,059
Capital lease – building	2,021	2,021
Capital lease – manufacturing equipment	726	1,026
Capital lease – vehicles	4,356	3,782
Manufacturing equipment	324,287	306,036
Computer equipment	25,713	24,927
Furnitures and fixtures	5,809	5,689
Vehicles	465	465

Total property, plant and equipment	439,215	417,763
Construction in progress	61,748	54,412

	500,963	472,175
Accumulated depreciation	(221,780)	(210,401)

Total property, plant and equipment – net	$279,183	$261,774

The Company is considered the owner, for accounting purposes only, of leased office space, as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, the estimated fair value of the leased property was $9.2 million as of both December 31, 2020 and September 30, 2020. The corresponding lease financing obligation was $7.9 million as of both December 31, 2020 and September 30, 2020. The lease financing obligation was recorded in “Finance lease obligations – less current portion” in the Condensed Consolidated Balance Sheets. Refer to Note 15 for additional information.

Depreciation expense was approximately $11.6 million and $10.3 million in the three months ended December 31, 2020 and 2019, respectively. During the three months ended December 31, 2020 and 2019, $0.5 million and $0.2 million of interest was capitalized, respectively. Accumulated amortization for assets under capital leases was $4.2 million and $4.0 million as of December 31, 2020 and September 30, 2020, respectively. Accumulated amortization for assets under the build-to-suit lease was $0.6 million as of December 31, 2020 and $0.5 million as of September 30, 2020.

5. GOODWILL AND INTANGIBLE ASSETS—NET

Goodwill

As of both December 31, 2020 and September 30, 2020, the Company had goodwill of $951.4 million with carrying amounts for Residential of $911.0 million and Commercial of $40.4 million. As of December 31, 2020, total accumulated goodwill impairments were $32.2 million, all attributable to the Company’s Commercial segment.

Intangible assets, net

The Company does not have any indefinite lived intangible assets other than goodwill as of December 31, 2020 and September 30, 2020. Finite-lived intangible assets consisted of the following (in thousands):

		December 31, 2020
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$289,300	$(200,578)	$88,722
Trademarks	5 — 20	223,840	(128,340)	95,500
Customer relationships	15 — 19	146,670	(55,246)	91,424
Patents	10	7,000	(3,436)	3,564
Other intangible assets	3 — 15	4,076	(3,555)	521

Total intangible assets		$670,886	$(391,155)	$279,731

		September 30, 2020
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$289,300	$(195,303)	$93,997
Trademarks	5 — 20	223,840	(124,521)	99,319
Customer relationships	15 — 19	146,670	(52,119)	94,551
Patents	10	7,000	(3,182)	3,818
Other intangible assets	3 — 15	4,076	(3,387)	689

Total intangible assets		$670,886	$(378,512)	$292,374

Amortization expense was approximately $12.6 million and $13.9 million in the three months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the remaining weighted-average amortization period for acquired intangible assets was 12.8 years.

6. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

	December 31, 2020	September 30, 2020
Beginning balance	$1,332	$904
Provision	6	512
Bad debt write-offs	—	(119)
Acquisitions	—	35

Ending balance	$1,338	$1,332

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	December 31, 2020	September 30, 2020
Employee related liabilities	$18,555	$26,554
Freight	3,805	5,530
Professional fees	1,652	4,249
Marketing	2,859	3,343
Warranty	2,681	2,921
Construction in progress	2,054	1,303
Capital lease	1,047	969
Manufacturing related accruals	2,776	1,664
Other	3,979	3,983

Total accrued expenses and other current liabilities	$39,408	$50,516

7. DEBT

Debt consisted of the following (in thousands):

	December 31, 2020	September 30, 2020
Term Loan Agreement due May 5, 2024 — LIBOR + 3.75% (4.75% and 4.75% at December 31, 2020 and September 30, 2020, respectively), (includes a discount of $472 and $507 at December 31, 2020 and September 30, 2020, respectively)	$467,182	$467,147
Revolving Credit Facility through March 9, 2022 — LIBOR + 1.50%	—	—
2021 Senior Notes due October 1, 2021 — Fixed at 8%	—	—

Total	467,182	467,147
Less unamortized deferred financing fees	(3,874)	(4,165)
Less current portion	—	—

Long-term debt — less current portion and unamortized financing fees	$463,308	$462,982

As of December 31, 2020, the Company scheduled fiscal year debt payment on the Term Loan Agreement as $467.7 million in the year 2024. No other debt payments are due by the Company in any other fiscal year.

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

As of December 31, 2020, and September 30, 2020, unamortized deferred financing fees related to the Term Loan Agreement were $3.9 million and $4.2 million, respectively. The Term Loan Agreement may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than the Prepayment Premium (as defined in the Term Loan Agreement), if applicable), subject to certain customary conditions. The Company used part of its net proceeds from the IPO to prepay outstanding principal of the Term Loan Agreement in the amount of $337.7 million.

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

The Term Loan Agreement requires mandatory prepayments of the term loans thereunder from certain debt issuances, certain asset dispositions (subject to certain reinvestment rights) and a percentage of excess cash flow (subject to step-downs upon CPG International LLC achieving certain leverage ratios). The estimated prepayment of excess cash flow was declined by the lenders at September 30, 2020. CPG International LLC is required to repay the outstanding principal amount under the Term Loan Agreement in quarterly installments equal to 0.25253% of the aggregate principal amount under the Term Loan Agreement outstanding on the amendment date of June 18, 2018 and such quarterly payments may be reduced as a result of prepayments. The Term Loan Agreement restricts payments of dividends unless certain conditions are met, as defined in the Term Loan Agreement.

Revolving Credit Facility

On March 9, 2017, CPG International LLC amended, restated and extended the maturity of the Revolving Credit Facility, and on June 5, 2020, CPG International LLC further amended the Revolving Credit Facility (the “Amendment”) to establish $8.5 million of commitments for FILO loans, which were available to be drawn in a single disbursement on or prior to December 31, 2020. We did not draw on the FILO Loans which expired on December 31, 2020.

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

The Company had no outstanding borrowings under the Revolving Credit Facility as of December 31, 2020 and September 30, 2020. In addition, the Company had $4.4 million and $6.8 million of outstanding letters of credit held against the Revolving Credit Facility as of December 31, 2020 and September 30, 2020, respectively. Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility at December 31, 2020 and September 30, 2020 were $0.7 million and $0.8 million, respectively. CPG International LLC had approximately $143.3 million available under the borrowing base for future borrowings as of December 31, 2020. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

The Revolving Credit Facility provides for an interest rate on outstanding principal thereunder at a fluctuating rate, at CPG International LLC’s option, at (i) for ABR borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the LIBOR as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 50 to 100 basis points, based on average historical availability, or (ii) for Eurocurrency borrowings, adjusted LIBOR plus a spread of 150 to 200 basis points, based on average historical availability. A “commitment fee” accrues on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points. The commitment fees were $0.1 million and $0.1 million for the three months ended December 31, 2020 and 2019, respectively.

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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, CPG International LLC would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to CPG International LLC’s ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of December 31, 2020, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

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

Interest expense consisted of the following (in thousands):

	Three Months Ended December 31,
	2020	2019
Interest expense
Term Loan Agreement	$5,677	$12,143
2021 Senior Notes	—	6,300
Revolving Credit Facility	165	153
Other	373	385
Amortization	—	—
Debt issue costs
Term Loan Agreement	291	495
2021 Senior Notes	—	352
Revolving Credit Facility	141	89
Original issue discounts	35	60
Less capitalized interest	(486)	(218)

Interest expense	$6,196	$19,759

See Note 9 for the fair value of the Company’s debt as of December 31, 2020 and September 30, 2020.

8. PRODUCT WARRANTIES

The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved. The warranty reserve activity consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Beginning balance	$10,913	$11,133
Adjustments to reserve	723	1,372
Warranty claims payment	(608)	(950)
Accretion — purchase accounting valuation	16	33

Ending balance	11,044	11,588
Current portion of accrued warranty	(2,681)	(3,001)

Accrued warranty — less current portion	$8,363	$8,587

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

Pursuant to the TimberTech purchase agreement, the seller, Crane Group Companies Limited (“Crane”), also agreed to indemnify the Company for claims made up to seven years after the acquisition date for the majority of the costs to settle warranty claims for certain identified problems related to two products which have exhibited a high number of claims related to scorching and fading defects. The products were produced between 2010 and 2011 and have not been sold by the Company since 2011. Similar to its recognition of the warranty liability, the Company recorded an indemnification receivable from Crane on the acquisition date equal to the fair value of the indemnification calculated as the net present value of the expected indemnification payments to be received in the future. At both December 31, 2020 and September 30, 2020, $1.8 million was classified as Other Current Assets. Due to a dispute by Crane of its ongoing obligations, the Company has a full reserve recorded against the amount receivable.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Accounting Standards Codification (“ASC”) requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3.

The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	December 31, 2020		September 30, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan Agreement due May 5, 2024	$467,182	$467,182	$467,147	$465,185

10. SEGMENTS

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

The segment data below includes data for Residential and Commercial for the three months ended December 31 2020 and 2019 (in thousands).

	Three Months Ended December 31,
	2020	2019
Net sales to customers
Residential	$185,640	$135,668
Commercial	26,638	30,375

Total	$212,278	$166,043
Segment Adjusted EBITDA
Residential	$58,776	$38,915
Commercial	3,316	3,023

Total Adjusted EBITDA for reporting segments	$62,092	$41,938
Unallocated net expenses	(13,640)	(8,132)
Adjustments to Income (loss) before income tax provision (benefit)
Depreciation and amortization	(24,270)	(24,141)
Stock-based compensation costs	(2,980)	(685)
Business transformation costs (1)	—	(163)
Acquisition costs (2)	—	(565)
Initial public offering costs	—	(1,978)
Other costs (3)	(1,467)	(361)
Interest expense	(6,196)	(19,759)

Income (loss) before income taxes	$13,539	$(13,846)

(1)	Business transformation costs reflect consulting and other costs related to the transformation of the senior management team of $0.2 million for the three months ended December 31, 2019.
(2)	Acquisition costs reflect costs directly related to completed acquisitions $0.6 million for the three months ended December 31, 2019.
(3)

Other costs include costs for legal expense of $0.5 million for the three months ended December 31, 2020 and costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $1.0 million and $0.4 million for the three months ended December 31, 2020 and December 31, 2019, respectively.

11. CAPITAL STOCK

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

In conjunction with the Corporate Conversion and prior to the closing of the IPO, the Company effected a unit split of its then-outstanding unit, resulting in an aggregate of 108,162,741 units, including 75,093,778 Class A units and 33,068,963 Class B units. Concurrently with the Corporate Conversion, the units were converted to an aggregate of 108,162,741 shares of common stock, including 75,093,778 shares of Class A common stock and 33,068,963 shares of Class B common stock. In addition, a class of the Company’s former indirect parent’s partnership interests referred to as “Profits Interests” were exchanged for an aggregate of 2,703,243 shares of Class A common stock and 5,532,037 shares of Class A restricted stock, and 3,477,413 shares of Class A common stock reserved for issuance upon the exercise of stock options.

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

12. STOCK-BASED COMPENSATION

The Company grants stock-based awards to attract, retain and motivate key employees and directors.

Prior to the completion of the IPO, Profits Interests were issued through an LP Interest Agreement. The Profits Interests were, as part of the Corporate Conversion, converted into shares of common stock, restricted stock and stock options. The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), became effective as of June 11, 2020, the day of effectiveness of the registration statement filed in connection with the IPO. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 4,541,059 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.

Stock-based compensation expense for the three months ended December 31, 2020 and 2019 was $2.9 million and $0.7 million, respectively, recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income (Loss). Total income tax benefit for the three months ended December 31, 2020 and 2019 was $0.5 million and $0.0 million, respectively. As of December 31, 2020, the Company had not yet recognized compensation cost on unvested stock-based awards of $33.6 million, with a weighted average remaining recognition period of 2.9 years.

The Company uses the Monte Carlo pricing model to estimate the fair value of its performance-based awards as of the grant date, and uses the Black Scholes pricing model to estimate the fair value of its service-based awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within ten years of the grant date.

The following table sets forth the significant assumptions used for the calculation of stock-based compensation expense for the three months ended December 31, 2020:

December 4, 2020 Grant Date
Risk-free interest rate	0.56%
Expected volatility	35.00%
Expected term (in years)	6.00
Expected dividend yield	0.00%

Stock Options

The following table summarizes the performance-based stock option activity for the three months ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2020	1,705,498	$23.00	—	$—
Granted	—	—	—	—
Exercised	(78,617)	23.00	—	936
Cancelled/Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at December 31, 2020	1,626,881	23.00	9.4	25,135

Vested and exercisable at December 31, 2020	1,626,881	23.00	9.4	25,135

The following table summarizes the service-based stock option activity for the three months ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2020	3,382,947	$23.00	—	$—
Granted	117,989	34.27	—	—
Exercised	(24,162)	23.00	—	292
Cancelled/Forfeited	(3,404)	23.00	—	—
Expired	—	—	—	—

Outstanding at December 31, 2020	3,473,370	23.38	9.5	52,334

Vested and exercisable at December 31, 2020	1,004,631	23.00	9.5	15,522

Restricted Stock Awards

A summary of the service-based restricted stock awards activity during the three months ended December 31, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at October 1, 2020	1,485,611	$23.00
Granted	—	—
Vested	(160,809)	23.00
Forfeited	(4,399)	23.00

Outstanding and unvested at December 31, 2020	1,320,403	23.00

Performance Restricted Stock Units

Performance restricted stock units were granted to officers and certain employees of the Company and represent the right to earn shares of Company common stock based on the achievement of company-wide non-GAAP performance conditions, including cumulative net sales, average return on net tangible assets and cumulative EBITDA during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each performance share award is based on the average of the high and low stock price on the date of grant.

A summary of the performance-based restricted stock unit awards activity for the three months ended December 31, 2020 presented at target was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at October 1, 2020	—	$—
Granted	112,445	34.27
Vested	—	—
Forfeited	—	—

Outstanding and unvested at December 31, 2020	112,445	34.27

Restricted Stock Units

A summary of the service-based restricted stock unit awards activity for the three months ended December 31, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at October 1, 2020	184,851	$23.00
Granted	173,734	34.51
Vested	—	—
Forfeited	(4,688)	23.00

Outstanding and unvested at December 31, 2020	353,897	28.70

13. EARNINGS PER SHARE

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

	Three Months Ended December 31,
	2020	2019
Numerator:
Net income (loss)	$10,183	$(9,846)

Net income (loss) attributable to common stockholders — basic and diluted	$10,183	$(9,846)

Denominator:
Weighted average shares of common stock
Basic	153,226,378	108,162,741

Diluted	156,018,731	108,162,741

Net income (loss) attributable to common stockholders:
Net income (loss) per share attributable to common stockholders
Basic	$0.07	$(0.09)

Diluted	$0.07	$(0.09)

The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Three Months Ended December 31,
	2020	2019
Restricted Stock Awards	—	—
Stock Options	35,910	—
Restricted Stock Units	—	—

14. INCOME TAXES

The Company calculates the interim tax provision in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-270, Income Taxes; Interim Reporting, specifically ASC-740-270-25-2. For interim periods, the Company estimates the annual effective income tax rate (“AETR”) and applies the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rates for the three months ended December 31, 2020 and 2019 were 24.8% and 28.9%, respectively.

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

15. COMMITMENTS AND CONTINGENCIES

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

Future minimum annual payments under noncancelable leases with initial or remaining noncancelable lease terms in excess of one year as of December 31, 2020 were as follows (in thousands):

	Capital	Financing	Operating
Remaining period of 2021	$1,278	$607	$2,177
2022	1,597	787	2,763
2023	1,206	806	2,563
2024	828	826	2,159
2025	616	846	1,719
Thereafter	2,191	3,823	3,397

Total payments	$7,716	$7,695	$14,778

Less amount representing interest	(3,687)

Present value of minimum capital lease payments	$4,029

Total rent expense was approximately $ 0.6 million and $0.3 million for the three months ended December 31, 2020 and 2019, respectively. The future minimum sublease income under a noncancelable subleases was $1.1 million at December 31, 2020.

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

Loss Contingencies

During the year ended September 30, 2019, the Company was made aware of a worker’s compensation case that became reasonably possible to give rise to a liability. The case is in discovery as the nature and extent of the Company’s exposure is currently being determined. The Company expects a range of loss of $0.4 million to $0.5 million. As of December 31, 2020, there are various other worker’s compensation and personal injury claims that have been made against the Company. All such claims are being contested and the Company does not believe a loss is probable; therefore, no reserve has been recorded related to these matters. In addition, the Company carries insurance for these types of matters and is expecting to recover thereon.

The Company is a party to various legal proceedings and claims, which arise in the ordinary course of business. As of December 31, 2020, the Company determined that there was not at least a reasonable possibility that it had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such proceedings.

16. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

The AZEK Company Inc. (parent company only)

Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	December 31, 2020	September 30, 2020
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,319,103	$1,303,888

Total non-current assets	1,319,103	1,303,888

Total assets	$1,319,103	$1,303,888

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at December 31, 2020 and at September 30, 2020, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 154,735,617 shares issued and outstanding at December 31, 2020, and 154,637,240 shares issued and outstanding at September 30, 2020	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at December 31, 2020 and at September 30, 2020, respectively	—	—
Additional paid-in capital	1,592,240	1,587,208
Accumulated deficit	(273,292)	(283,475)

Total stockholders’ equity	1,319,103	1,303,888

Total liabilities and stockholders’ equity	$1,319,103	$1,303,888

The AZEK Company Inc. (parent company only)
Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars)
	Three Months Ended December 31,
	2020	2019
Net income (loss) of subsidiaries	$10,183	$(9,846)

Net income (loss) of subsidiaries	$10,183	$(9,846)

Comprehensive income (loss)	$10,183	$(9,846)

The AZEK Company Inc. did not have any cash as of December 31, 2020 or September 30, 2020, accordingly a Condensed Statement of Cash Flows has not been presented.

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

Dividends from Subsidiaries

There were no cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during each of the three months ended December 31, 2020 and 2019.

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

The obligations under the Revolving Credit Facility and Term Loan Agreement are guaranteed by the Company and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. CPG International LLC is not permitted to make certain payments unless those payments are consistent with exceptions outlined in the agreements. These payments include repurchase of equity interests, fees associated with a public offering, income taxes due in other applicable payments. Further, the payments are only permitted if certain conditions are met related to availability and fixed charge coverage as defined in the Revolving Credit Facility and described in Note 7 to these Consolidated Financial Statements.

17. SUBSEQUENT EVENTS

On January 26, 2021, the Company completed an offering of 20,000,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriters of their option to purchase up to 3,000,000 additional shares of Class A common stock, at a public offering price of $40.00 per share. The shares were sold by certain of the Selling Stockholders. The Company did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the offering the Company incurred approximately $1.8 million in expenses.

On February 2, 2021, the Company completed the repricing of its $467.7 million Term Loan Agreement. Under the amended Term Loan Agreement, the interest rate has been reduced by 125 basis points to LIBOR + 2.50% from LIBOR + 3.75%. Also, the LIBOR floor was reduced by 25 basis points to 0.75% from 1.00%. The maturity date for the Term Loan Agreement remains unchanged at May 5, 2024, and no changes were made to the outstanding principal, financial covenants or other terms of the agreement.

The Company has evaluated subsequent events through the date the Consolidated Financial Statements were issued. The Company has determined that there were no other subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual consolidated financial statements and related notes and our discussion and analysis of financial condition and results of operations, which were included in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 4, 2020, or our 2020 Form 10-K, as well as Item 1. Financial Statements in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations are forward-looking statements. In some cases, forward looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” or the negative of these terms and similar expressions intended to identify forward-looking statements. In particular, statements about potential new products and product innovation, statements regarding the potential impact of the COVID-19 pandemic, statements about the markets in which we operate, including growth of our various markets and growth in the use of engineered products, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in the Quarterly Report on Form 10-Q are forward-looking statements. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including the 2020 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

COVID-19

Since the onset of the COVID-19 pandemic, we have been focused on protecting our employees’ health and safety, meeting our customers’ needs as they navigate an uncertain financial and operating environment, working closely with our suppliers to protect our ongoing business operations and rapidly adjusting our short-, medium and long-term operational plans to proactively and effectively respond to the current and potential future public health crises. While the COVID-19 pandemic presents very serious concerns for our business and operations, our employees and their families, our customers and our suppliers, we believe that we are adapting well to the wide-ranging changes that the global economy is currently undergoing, and we remain confident that we will continue to maintain business continuity, produce and sell our products safely and in compliance with applicable laws and governmental orders and mandates, maintain our robust and flexible supply chains and be in a strong position to maintain financial flexibility even in the event of a potentially extended economic downturn.

Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on our business, financial condition and results of operations, we expect that these measures may not fully mitigate the impact of the COVID-19 pandemic on our business, financial condition and results of operations. We cannot predict the degree to, or the period over, which we will be affected by the pandemic and resulting governmental and other measures. We expect that the economic effects of the COVID-19 pandemic will likely continue to affect demand for our products over the balance of fiscal 2021. The global impact of the COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the situation closely. As the COVID-19 pandemic continues, it may also have the effect of heightening many of the risks described in “Risk Factors” in this Quarterly Report on Form 10-Q and in our other SEC filings, including the 2020 Form 10-K.

Results of Operations

The following tables summarize certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
(U.S. dollars in thousands)	2020	2019	$ Variance	% Variance
Net sales	$212,278	$166,043	$46,235	27.8%
Cost of sales	139,302	114,752	24,550	21.4

Gross profit	72,976	51,291	21,685	42.3
Selling, general and administrative expenses	53,029	43,473	9,556	22.0
Other general expenses	—	1,978	(1,978)	N/M
Loss (gain) on disposal of property, plant and equipment	212	(73)	285	N/M

Operating income (loss)	19,735	5,913	13,822	233.8
Interest expense, net	6,196	19,759	(13,563)	(68.6)
Income tax expense (benefit)	3,356	(4,000)	7,356	N/M

Net income (loss)	$10,183	$(9,846)	$20,029	N/M

“N/M” indicates the variance as a percentage is not meaningful.

Net Sales

Net sales for the three months ended December 31, 2020 increased by $46.2 million, or 27.8%, to $212.3 million from $166.0 million for the three months ended December 31, 2019. The increase was primarily attributable to sales growth in our Residential segment. Net sales for the three months ended December 31, 2020 increased for our Residential segment by 36.8% and decreased for our Commercial segment by 12.3%, in each case as compared to the prior year.

Cost of Sales

Cost of sales for the three months ended December 31, 2020 increased by $24.5 million, or 21.4%, to $139.3 million from $114.8 million for the three months ended December 31, 2019 primarily due to increased costs on higher sales volumes.

Gross Profit

Gross profit for the three months ended December 31, 2020 increased by $21.7 million, or 42.3%, to $73.0 million from $51.3 million for the three months ended December 31, 2019. Gross profit as a percent of net sales increased to 34.4% for the three months ended December 31, 2020 compared to 30.9% for the three months ended December 31, 2019. The increase in gross profit as a percent of net sales was primarily driven by the strong results in the Residential segment as well as overhead leverage on fixed costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $9.6 million, or 22.0%, to $53.0 million, or 25.0% of net sales, for the three months ended December 31, 2020 from $43.5 million, or 26.2% of net sales, for the three months ended December 31, 2019. The increase was primarily attributable to stock-based compensation expense, ongoing public company expenses and personnel costs.

Other General Expenses

Other general expenses were $0.0 million during the three months ended December 31, 2020 and $2.0 million during the three months ended December 31, 2019, which resulted from the completion of our initial public offering.

Interest Expense, net

Interest expense, net, decreased by $13.6 million, or 68.6%, to $6.2 million for the three months ended December 31, 2020 from $19.8 million for the three months ended December 31, 2019. Interest expense, net decreased primarily due to the reduced principal amount outstanding under our Term Loan Agreement and our formerly outstanding 2021 Senior Notes during the three months ended December 31, 2020, when compared to the three months ended December 31, 2019.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $7.4 million to $3.4 million for the three months ended December 31, 2020 compared to ($4.0) million for the three months ended December 31, 2019. The increase in our income tax expense was primarily driven by our pre-tax operating earnings.

Net Income (Loss)

Net income (loss) increased by $20.0 million to a net income of $10.2 million for the three months ended December 31, 2020 compared to a net loss of $9.8 million for the three months ended December 31, 2019, due to the factors described above.

Segment Results of Operations

We report our results in two segments: Residential and Commercial. The key segment measures used by our chief operating decision maker in deciding how to evaluate performance and allocate resources to each of the segments are Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin. Depending on certain circumstances, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin may be calculated differently, from time to time, than our Adjusted EBITDA and Adjusted EBITDA Margin, which are further discussed under the heading “Non-GAAP Financial Measures.” Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin represent measures of segment profit reported to our chief operating decision maker for the purpose of making decisions about allocating resources to a segment and assessing its performance and are determined as disclosed in our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q consistent with the requirements of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC 280, Segment Reporting. We define Segment Adjusted EBITDA as a segment’s net income (loss) before income tax (benefit) expense and by adding to or subtracting therefrom interest expense, net, depreciation and amortization, share-based compensation costs, asset impairment and inventory revaluation costs, business transformation costs, capital structure transaction costs, acquisition costs, initial public offering costs and certain other costs. Segment Adjusted EBITDA Margin is equal to a segment’s Segment Adjusted EBITDA divided by such segment’s net sales. Corporate expenses, which include selling, general and administrative costs related to our corporate offices, including payroll and other professional fees, are not included in computing Segment Adjusted EBITDA. Such corporate expenses increased by $5.5 million to $17.8 million during the three months ended December 31, 2020, from $12.3 million during the three months ended December 31, 2019.

Residential

The following table summarizes certain financial information relating to the Residential segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
(U.S. dollars in thousands)	2020	2019	$ Variance	% Variance
Net sales	$185,640	$135,668	$49,972	36.8%
Segment Adjusted EBITDA	58,776	38,915	19,861	51.0
Segment Adjusted EBITDA Margin	31.7%	28.7%	N/A	N/A

Net Sales

Net sales for the three months ended December 31, 2020 increased by $50.0 million, or 36.8%, to $185.6 million from $135.7 million for the three months ended December 31, 2019. The increase was primarily attributable to higher organic net sales related to our decking, railing and accessories categories of over 40% and exteriors product category of over 20%.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2020 increased by $19.9 million, or 51.0%, to $58.8 million from $38.9 million for the three months ended December 31, 2019. The increase was mainly driven by higher sales, partially offset by higher selling general and administrative expenses.

Commercial

The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
(U.S. dollars in thousands)	2020	2019	$ Variance	% Variance
Net sales	$26,638	$30,375	$(3,737)	(12.3%)
Segment Adjusted EBITDA	3,316	3,023	293	9.7
Segment Adjusted EBITDA Margin	12.4%	10.0%	N/A	N/A

Net Sales

Net sales for the three months ended December 31, 2020 decreased by $3.7 million, or 12.3%, to $26.6 million from $30.4 million for the three months ended December 31, 2019. The decrease was primarily attributable to declining sales in our Scranton Products and Vycom businesses as the effects of COVID-19 continue to impact certain end markets.

Segment Adjusted EBITDA

Segment Adjusted EBITDA of the Commercial segment was $3.3 million for the three months ended December 31, 2020, compared to $3.0 million for the three months ended December 31, 2019. The slight increase was primarily driven by lower manufacturing and selling, general and administrative expenses offset by declining sales as described above.

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

	Three Months Ended December 31,
(In thousands)	2020	2019
Non-GAAP Financial Measures:
Adjusted Gross Profit	$88,772	$66,442
Adjusted Gross Profit Margin	41.8%	40.0%
Adjusted Net Income	$23,029	$3,618
Adjusted Diluted EPS	$0.15	$0.03
Adjusted EBITDA	$48,452	$33,806
Adjusted EBITDA Margin	22.8%	20.4%

Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted Gross Profit as gross profit before depreciation and amortization, business transformation costs and acquisition costs as described below. Adjusted Gross Profit Margin is equal to Adjusted Gross Profit divided by net sales. We define Adjusted Net Income as net income (loss) before amortization, stock-based compensation costs, business transformation costs, acquisition costs, initial public offering costs, capital structure transaction costs and certain other costs as described below. We define Adjusted Diluted EPS as Adjusted Net Income divided by weighted average common shares outstanding—diluted, to reflect the conversion or exercise, as applicable, of all outstanding shares of restricted stock awards, restricted stock units and options to purchase shares of our common stock. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax (benefit) expense and depreciation and amortization and by adding to or subtracting therefrom items of expense and income as described above. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by net sales. We believe Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that can vary from company to company depending on, among other things, its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. We also add back depreciation and amortization and stock-based compensation because we do not consider them indicative of our core operating performance. We believe their exclusion facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe that showing gross profit and net income, as adjusted to remove the impact of these expenses, is helpful to investors in assessing our gross profit and net income performance in a way that is similar to the way management assesses our performance. Additionally, EBITDA and EBITDA margin are common measures of operating performance in our industry, and we believe they facilitate operating comparisons. Our management also uses Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance. Management considers Adjusted Gross Profit and Adjusted Net Income and Adjusted Diluted EPS as useful measures because our cost of sales includes the depreciation of property, plant and equipment used in the production of products and the amortization of various intangibles related to our manufacturing processes.

Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

•

Adjusted Gross Profit, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA exclude certain business transformation costs, acquisition costs and other costs, each of which can affect our current and future cash requirements; and

•

Other companies in our industry may calculate Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as comparative measures.

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

The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Three Months Ended December 31,
(In thousands)	2020	2019
Gross profit	$72,976	$51,291
Depreciation and amortization (1)	15,796	15,151

Adjusted Gross Profit	$88,772	$66,442

	Three Months Ended December 31,
	2020	2019
Gross margin	34.4%	30.9%
Depreciation and amortization	7.4	9.1

Adjusted Gross Profit Margin	41.8%	40.0%

(1)

Depreciation and amortization for the three months ended December 31, 2020 and 2019 consists of $10.3 million and $8.9 million, respectively, of depreciation and $5.5 million and $6.2 million, respectively, of amortization of intangible assets relating to our manufacturing process.

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended December 31,
(In thousands)	2020	2019
Net income (loss)	$10,183	$(9,846)
Amortization (1)	12,643	13,858
Stock-based compensation costs (2)	2,686	685
Business transformation costs (3)	—	163
Acquisition costs (4)	—	565
Initial public offering	—	1,978
Other costs (5)	1,467	361
Tax impact of adjustments (6)	(3,950)	(4,146)

Adjusted Net Income	$23,029	$3,618

	Three Months Ended December 31,
	2020	2019
Net income (loss)	$0.07	$(0.09)
Amortization	0.08	0.13
Stock-based compensation costs	0.02	0.01
Business transformation costs	—	—
Acquisition costs	—	—
Initial public offering	—	0.02
Other costs	0.01	—
Tax impact of adjustments	(0.03)	(0.04)

Adjusted Diluted EPS (7)	$0.15	$0.03

(1)	Effective as of September 30, 2020, we revised the definition of Adjusted Net Income to remove depreciation expense from the calculation. The prior periods have been recast to reflect the change.
(2)

Stock-based compensation costs reflect expenses related to our initial public offering. Expense related to our recurring long-term incentive plan is excluded from the Adjusted Net Income reconciliation.

(3)	Business transformation costs reflect consulting and other costs related to the transformation of the senior management team of $0.2 million in the three months ended December 31, 2019.
(4)	Acquisition costs reflect costs directly related to completed acquisitions $0.6 million in the three months ended December 31, 2019.
(5)

Other costs include costs for legal expense of $0.5 million for the three months ended December 31, 2020 and costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $1.0 million and $0.4 million for the three months ended December 31, 2020 and December 31, 2019, respectively.

(6)	Tax impact of adjustments are based on applying a combined U.S. federal and state statutory tax rate of 24.5% for both the three months ended December 31, 2020 and 2019.
(7)

Weighted average common shares outstanding used in computing diluted net income (loss) per common share of 156,018,731 and 108,162,741 for the three months ended December 31, 2020 and 2019, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended December 31,
(In thousands)	2020	2019
Net income (loss)	$10,183	$(9,846)
Interest expense	6,196	19,759
Depreciation and amortization	24,270	24,141
Tax expense (benefit)	3,356	(4,000)
Stock-based compensation costs	2,980	685
Business transformation costs (1)	—	163
Acquisition costs (2)	—	565
Initial public offering	—	1,978
Other costs (3)	1,467	361

Total adjustments	38,269	43,652

Adjusted EBITDA	$48,452	$33,806

	Three Months Ended December 31,
	2020	2019
Net margin	4.8%	(5.9)%
Interest expense	2.9	11.9
Depreciation and amortization	11.4	14.6
Tax expense (benefit)	1.6	(2.4)
Stock-based compensation costs	1.4	0.4
Business transformation costs	—	0.1
Acquisition costs	—	0.3
Initial public offering	—	1.2
Other costs	0.7	0.2

Total adjustments	18.0	26.3

Adjusted EBITDA Margin	22.8%	20.4%

(1)	Business transformation costs reflect consulting and other costs related to the transformation of the senior management team of $0.2 million in the three months ended December 31 2019.
(2)	Acquisition costs reflect costs directly related to completed acquisitions $0.6 million in the three months ended December 31, 2019.
(3)

Other costs include costs for legal expense of $0.5 million for the three months ended December 31, 2020 and costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $1.0 million and $0.4 million for the three months ended December 31, 2020 and December 31, 2019, respectively.

Liquidity and Capital Resources

Liquidity Outlook

Our primary cash needs are to fund working capital, capital expenditures, debt service and any acquisitions we may undertake. As of December 31, 2020, we had cash and cash equivalents of $210.0 million and total indebtedness of $467.7 million. CPG International LLC, our direct, wholly owned subsidiary, had approximately $143.3 million available under the borrowing base for future borrowings as of December 31, 2020. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions. During fiscal year 2020, we announced an acceleration and expansion of our capacity investment from $100.0 million to $180.0 million and believe we have the adequate liquidity to meet the higher level of capacity investment.

On June 5, 2020, we entered into an amendment to the Revolving Credit Facility, or the Amendment, which established $8.5 million of commitments for FILO Loans under the Revolving Credit Facility. The FILO Loans were available to be drawn in a single disbursement on or prior to December 31, 2020. We did not draw on the FILO Loans which expired on December 31, 2020.

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

The Senior Secured Credit Facilities contain covenants restricting payments of dividends by CPG International LLC unless certain conditions, as provided in the Senior Secured Credit Facilities, are met. The covenants under our Senior Secured Credit Facilities provide for certain exceptions for specific types of payments. However, other than restricted payments under the specified exceptions, the covenants under our Term Loan Agreement generally prohibit the payment of dividends unless the fixed charge coverage ratio of CPG International LLC, on a pro forma basis, for the four quarters preceding the declaration or payment of such dividend would be at least 2.00 to 1.00 and such restricted payments do not exceed an amount based on the sum of $40.0 million plus 50% of consolidated net income for the period commencing October 1, 2013 to the end of the most recent fiscal quarter for which internal consolidated financial statements of CPG International LLC are available at the time of such restricted payment, plus certain customary addbacks. Based on the general restrictions in our Term Loan Agreement as of December 31, 2020, CPG International LLC would have been permitted to declare or pay dividends of up to $113.7 million, plus any dividends for the specific purposes specified in the Senior Secured Credit Facilities.

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

On September 30, 2013, our subsidiary, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC, a limited liability company formed to effect the acquisition of CPG International LLC), Deutsche Bank AG New York Branch, as administrative agent and collateral agent, or the Revolver Administrative Agent, and the lenders party thereto entered into the Revolving Credit Facility. On March 9, 2017, the Revolving Credit Facility was amended and restated to provide for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a specified percentage of eligible accounts receivable and inventory, less reserves that may be established by the Revolver Administrative Agent in the exercise of its reasonable credit judgment. On June 5, 2020, we entered into the Amendment, which established $8.5 million of commitments for FILO Loans under the Revolving Credit Facility. The FILO Loans were available to be drawn in a single disbursement on or prior to December 31, 2020. We did not draw on the FILO Loans which expired on December 31, 2020. As of December 31, 2020 and September 30, 2020, CPG International LLC had no outstanding borrowings under the Revolving Credit Facility and had $4.4 million and $6.8 million, respectively, of outstanding letters of credit held against the Revolving Credit Facility. As of December 31, 2020 and September 30, 2020, CPG International LLC had approximately $143.3 million and $129.4 million, respectively, available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $210.0 million and $215.0 million, respectively. Because our borrowing capacity under the Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, the amount available under the borrowing base may not reflect actual borrowing capacity under the Revolving Credit Facility.

Cash Uses

Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, and, if market conditions warrant, making selected acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.

The table below details the total operating, investing and financing activity cash flows for each of the three months ended December 31, 2020 and 2019.

Cash Flows

	Three Months Ended December 31,
(U.S. dollars in thousands)	2020	2019	$ Variance	% Variance
Net cash provided by (used in) operating activities	$20,115	$(56,361)	$76,476	135.7%
Net cash provided by (used in) investing activities	(27,004)	(19,018)	(7,986)	(42.0)
Net cash provided by (used in) financing activities	1,911	(8,100)	10,011	123.6

Net increase (decrease) in cash	$(4,978)	$(83,479)	$78,501	N/M	(1)%

(1)	“N/M” indicates the variance as a percentage is not meaningful.

Operating Activities

Net cash provided by (used in) operating activities was $20.1 million and $(56.4) million for the three months ended December 31, 2020 and 2019, respectively. The $76.5 million increase is primarily related to receivables from increased sales in our Residential segment, as well as, the increase in net income over the three months ended December 31, 2019, partially offset by higher inventory related to early buy.

Investing Activities

Net cash provided by (used) in investing activities was $27.0 million and $19.0 million for the three months ended December 31, 2020 and 2019, respectively, primarily representing purchases of property, plant and equipment in the normal course of business.

Financing Activities

Net cash provided by (used in) financing activities was $1.9 million and $(8.1) million for the three months ended December 31, 2020 and 2019, respectively. Net cash provided by financing activities for the three months ended December 31, 2020 primarily consisted of cash received from the exercise of stock options, as compared to the three months ended December 31, 2019, which consisted of debt payments, capital redemptions and payments of costs related to our initial public offering.

Indebtedness

Revolving Credit Facility

The Revolving Credit Facility provides for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. Outstanding revolving loans under the Revolving Credit Facility will bear interest at a rate which equals, at our option, either (i) for alternative base rate, or ABR, borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the LIBOR, as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 50 to 100 basis points based on average historical availability, or (ii) for Eurocurrency borrowings, adjusted LIBOR plus a spread of 150 to 200 basis points, based on average historical availability. On June 5, 2020, we entered into the Amendment, which established $8.5 million of commitments for FILO Loans. The FILO Loans were available to be drawn in a single disbursement on or prior to December 31, 2020. We did not draw on the FILO Loans which expired on December 31, 2020.

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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of December 31, 2020 and September 30, 2020, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

We also have the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

Term Loan Agreement

The Term Loan Agreement is a first lien term loan. As of each of December 31, 2020, and September 30, 2020, CPG International LLC had $467.7 million outstanding under the Term Loan Agreement. The Term Loan Agreement will mature on May 5, 2024.

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

The Term Loan Agreement contains affirmative covenants, negative covenants and events of default, which are broadly consistent with those in the Revolving Credit Facility (with certain differences consistent with the differences between a revolving loan and term loan) and that are customary for facilities of this type. The Term Loan Agreement does not have any financial maintenance covenants. As of December 31, 2020 and September 30, 2020, CPG International LLC was in compliance with the covenants imposed by the Term Loan Agreement. The Term Loan Agreement also includes customary events of default, including the occurrence of a change of control.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our 2020 Form 10-K, except as updated in Note 1 of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the Revolving Credit Facility. As of December 31, 2020 and September 30, 2020, we had $467.7 million outstanding under the Term Loan Agreement and no outstanding amounts under the Revolving Credit Facility. The Term Loan Agreement and Revolving Credit Facility bear interest at variable rates. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities as of December 31, 2020 and 2019, would have increased or decreased, respectively, annual cash interest by approximately $4.7 million and $8.1 million, respectively.

In the future, in order to manage our interest rate risk, we may refinance our existing debt or enter into interest rate swaps or otherwise hedge the risk of changes in the interest rate under the Senior Secured Credit Facilities. However, we do not intend or expect to enter into derivative or interest rate swap transactions for speculative purposes.

Credit Risk

As of December 31, 2020 and September 30, 2020, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of products primarily to established distributors inside of the United States. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed. As of December 31, 2020, one customer represented more than 10% of our gross trade accounts receivable at 12.2%. As of September 30, 2020, three customers represented more than 10% of gross trade receivables; Customer A was 13.1%, Customer B was 12.6% and Customer C was 11.9%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2020.

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

•	We enhanced and implemented processes over our computer operations that restrict access to and continually monitor production batch jobs that support our financial reporting applications.

•	We enhanced and implemented processes over testing and approval controls for program development to ensure new software development is aligned with business and IT requirements.

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

While we believe these efforts will improve our internal controls and address the underlying causes of the two material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented and we have concluded that our controls are operating effectively for a sufficient period of time. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in the 2020 Form 10-K, including our Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the 2020 Form 10-K, before making an investment decision. The effects of the COVID-19 pandemic may also have the effect of significantly heightening many of the risks associated with our business and an investment in our Class A common stock, including the risks described in this Quarterly Report on Form 10-Q and in the Form 10-K. The occurrence of any of the following risks, or additional risks not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations and prospects. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment. Please refer to Item 1A. “Risk Factors” in the 2020 Form 10-K, which are incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors, except for the information disclosed elsewhere in this Quarterly Report on Form 10-Q that provides factual updates to those risk factors and the updates to the additional risk factors set forth below.

Risks Relating to Our Business and Industry

Certain of our stockholders recently completed a sale of our Class A common stock on January 26, 2021 that caused us to experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, which will limit the amount of our net operating loss carryforwards that we may use to reduce our tax liability in a given period.

As of September 30, 2020, we had net operating loss carryforwards, or NOLs, of $113.7 million. These NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. Because of the recent sale of our Class A common stock by certain of our stockholders and our resulting ownership change for purposes of Section 382 of the Code, we will not be able to use our pre-ownership change NOLs in excess of the limitation imposed by Section 382 of the Code for each annual period. While our NOLs will be subject to an annual limitation as a result of this ownership change, and although we cannot be certain, we expect that our ability to use the NOLs over time will not be materially affected by such limitation.

Risks Relating to Our Organizational Structure

The Sponsors continue to hold a substantial portion of our outstanding common stock following their recent sale of 23,000,000 shares of our Class A common stock on January 26, 2021, and the Sponsors’ interests may conflict with our interests and the interests of other stockholders.

Prior to their sale of 23,000,000 shares of our Class A common stock on January 26, 2021, an entity affiliated with Ares Management Corporation, or Ares, and Ontario Teachers’ Pension Plan Board, or OTPP, and together, the Sponsors, beneficially owned a majority of our outstanding common stock. Pursuant to the stockholders agreement, or the Stockholders Agreement, entered into by us and the Sponsors prior to the IPO, the Sponsors had the right to designate a number of individuals to be included in the slate of nominees for election to our board of directors equal to the greater of up to six directors and the number of directors comprising a majority of our board of directors for so long as the Sponsors collectively owned 50% or more of the outstanding shares of our common stock. Following that sale, the Sponsors ceased to own a majority of our outstanding common stock. Subject to certain exceptions, for so long as the Sponsors collectively own less than 50% of the outstanding shares of our common stock, the Sponsors will have the right to designate that number of individuals to be included in the slate of nominees for election to our board of directors (rounded up to the nearest whole number or, if such rounding would cause the Sponsors to have the right to elect a majority of our board of directors, rounded to the nearest whole number) that is the same percentage of the total number of directors comprising our board as the collective percentage of common stock owned by the Sponsors. Because our board of directors is divided into three staggered classes, the Sponsors may be able to influence or control our affairs and policies even after they cease to own a majority of our outstanding Class A common stock during the period in which the Sponsors’ nominees finish their terms as members of our board, but in any event no longer than would be permitted under applicable law and the NYSE listing requirements.

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

The interests of the Sponsors and their affiliates, including funds affiliated with the Sponsors, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by the Sponsors could delay, defer or prevent a change in control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us. Additionally, the Sponsors and their affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as the Sponsors continue to directly or indirectly own a significant amount of our equity, the Sponsors will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Certificate of Incorporation of The AZEK Company Inc.	10-Q	3.1	08/14/2020	N/A

3.2	Bylaws of The AZEK Company Inc.	10-Q	3.2	08/14/2020	N/A

4.1	Stockholders Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.1	08/14/2020	N/A

4.2	Registration Rights Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.2	08/14/2020	N/A

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
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

The AZEK Company Inc.

Date: February 12, 2021	By:	/s/ Ralph Nicoletti
Ralph Nicoletti Senior Vice President and Chief Financial Officer (Principal Financial Officer)