Form 10-Q
period 2021-03-31
AZEK Co Inc.
filed 2021-05-14
CIK 1782754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 154,739,238 shares of Class A Common Stock, $0.001 par value per share, and 100 shares of Class B Common Stock, $0.001 par value per share, outstanding.

The AZEK Company Inc.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

in thousands	March 31, 2021	September 30, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$151,317	$215,012
Trade receivables, net of allowances	128,463	70,886
Inventories	166,498	130,070
Prepaid expenses	10,975	8,367
Other current assets	527	360
Total current assets	457,780	424,695
Property, plant and equipment - net	311,850	261,774
Goodwill	951,390	951,390
Intangible assets - net	267,191	292,374
Other assets	2,190	1,623
Total assets	$1,990,401	$1,931,856
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$51,547	$42,059
Accrued rebates	22,922	30,362
Accrued interest	3,512	1,103
Current portion of long-term debt obligations	—	—
Accrued expenses and other liabilities	48,224	50,516
Total current liabilities	126,205	124,040
Deferred income taxes	29,970	21,260
Finance lease obligation—less current portion	10,731	10,910
Long-term debt—less current portion	464,146	462,982
Other non-current liabilities	9,946	8,776
Total liabilities	640,998	627,968
Commitments and contingencies (See Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at March 31, 2021 and September 30, 2020, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 154,739,238 shares issued and outstanding at March 31, 2021 and 154,637,240 shares issued and outstanding at September 30, 2020	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at March 31, 2021 and at September 30, 2020, respectively	—	—
Additional paid‑in capital	1,599,883	1,587,208
Accumulated deficit	(250,635)	(283,475)
Total stockholders' equity	1,349,403	1,303,888
Total liabilities and stockholders' equity	$1,990,401	$1,931,856

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2021	2020	2021	2020
Net sales	$293,121	$245,585	$505,399	$411,628
Cost of sales	195,258	166,213	334,560	280,965
Gross profit	97,863	79,372	170,839	130,663
Selling, general and administrative expenses	59,897	49,693	112,926	93,166
Other general expenses	1,149	3,115	1,149	5,093
Loss (gain) on disposal of property, plant and equipment	86	101	298	28
Operating income (loss)	36,731	26,463	56,466	32,376

Other expenses:
Interest expense	6,516	19,975	12,712	39,734
Total other expenses	6,516	19,975	12,712	39,734

Income (loss) before income taxes	30,215	6,488	43,754	(7,358)
Income tax expense (benefit)	7,558	2,400	10,914	(1,600)
Net income (loss)	$22,657	$4,088	$32,840	$(5,758)

Net income (loss) per common share - basic	$0.15	$0.04	$0.21	$(0.05)
Net income (loss) per common share - diluted	0.14	0.04	0.21	(0.05)

Comprehensive income (loss)	$22,657	$4,088	$32,840	$(5,758)
Weighted-average common shares outstanding - basic and diluted
Basic	153,509,612	108,162,741	153,366,516	108,162,741
Diluted	156,747,514	108,162,741	156,377,902	108,162,741

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. dollars, except for share amounts)

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	154,735,617	$155	100	$—	$1,592,240	$(273,292)	$1,319,103
Net income (loss)	—	—	—	—	—	22,657	22,657
Stock-based compensation	—	—	—	—	7,053	—	7,053
Exercise of vested stock options	25,616	—	—	—	590	—	590
Cancellation of restricted stock awards	(21,995)	—	—	—	—	—	—
Balance – March 31, 2021	154,739,238	$155	100	$—	$1,599,883	$(250,635)	$1,349,403

Balance – September 30, 2020	154,637,240	$155	100	$—	$1,587,208	$(283,475)	$1,303,888
Net income (loss)	—	—	—	—	—	32,840	32,840
Stock-based compensation	—	—	—	—	9,932	—	9,932
Exercise of vested stock options	123,993	—	—	—	2,953	—	2,953
Cancellation of restricted stock awards	(21,995)	—	—	—	—	—	—
IPO costs	—	—	—	—	(210)	—	(210)
Balance – March 31, 2021	154,739,238	$155	100	$-	$1,599,883	$(250,635)	$1,349,403

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2019	75,093,778	$75	33,068,963	$33	$650,976	$(171,088)	$479,996
Net income (loss)	—	—	—	—		4,088	4,088
Stock-based compensation	—	—	—	—	696	—	696
Exercise of vested stock options	—	—	—	—		—	—
Member contributions prior to initial public offering	—	—	—	—	1,500	—	1,500
Member redemptions prior to initial public offering	—	—	—	—	(874)	—	(874)
Balance – March 31, 2020	75,093,778	$75	33,068,963	$33	$652,298	$(167,000)	$485,406

Balance – September 30, 2019	75,093,778	$75	33,068,963	$33	$652,493	$(162,578)	$490,023
Adoption of ASU 2016-16	—	—	—	—	—	1,336	1,336
Net income (loss)	—	—	—	—	—	(5,758)	(5,758)
Stock-based compensation	—	—	—	—	1,380	—	1,380
Member contributions prior to initial public offering	—	—	—	—	1,500	—	1,500
Member redemptions prior to initial public offering	—	—	—	—	(3,075)	—	(3,075)
Balance – March 31, 2020	75,093,778	$75	33,068,963	$33	$652,298	$(167,000)	$485,406

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$32,840	$(5,758)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	24,335	20,891
Amortization of intangibles	25,183	27,737
Non-cash interest expense	1,590	1,993
Deferred income tax (benefit) provision	8,710	(3,008)
Non-cash compensation expense	9,931	1,380
Loss (gain) on disposition of property	298	28
Bad debt provision	155	751
Changes in certain assets and liabilities:
Trade receivables	(57,733)	(72,030)
Inventories	(36,428)	(20,389)
Prepaid expenses and other currents assets	(2,774)	(786)
Accounts payable	8,239	(9,923)
Accrued expenses and interest	(8,507)	(10,362)
Other assets and liabilities	1,116	1,444
Net cash provided by (used in) operating activities	6,955	(68,032)
Investing activities:
Purchases of property, plant and equipment	(71,995)	(42,606)
Proceeds from disposition of fixed assets	32	231
Acquisition, net of cash acquired	—	(17,865)
Net cash provided by (used in) investing activities	(71,963)	(60,240)
Financing activities:
Proceeds under revolving credit facility	—	129,000
Payments on long-term debt obligations	—	(4,283)
Payment of debt issuance costs	(938)	—
Proceeds (repayments) of finance lease obligations	(492)	(390)
Exercise of vested stock options	2,953	—
Payments of IPO related costs	(210)	(5,729)
Redemption of capital contributions	—	(3,075)
Capital contribution from members	—	1,500
Net cash provided by (used in) financing activities	1,313	117,023
Net increase (decrease) in cash and cash equivalents	(63,695)	(11,249)
Cash and cash equivalents – Beginning of period	215,012	105,947
Cash and cash equivalents – End of period	$151,317	$94,698
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$8,645	$37,269
Cash paid for income taxes, net	2,341	280
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$4,420	$2,424
Property, plant and equipment acquired under finance leases	539	630

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

Secondary Offerings

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

On January 26, 2021, the Company completed an offering of 20,000,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriters of their option to purchase up to 3,000,000 additional shares of Class A common stock, at a public offering price of $40.00 per share. The shares were sold by certain of the Selling Stockholders. The Company did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the offering the Company incurred approximately $1.1 million in expenses.

b. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates on a fiscal year ending September 30. The accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America

(“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended March 31, 2021 and the cash flows for the six months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Research and Development Costs

Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Condensed Consolidated Statements of Comprehensive Income (Loss). Total research and development expenses were approximately $1.7 million and $1.9 million, respectively, for the three months ended March 31, 2021 and 2020, and approximately $3.6 million and $4.0 million, respectively, for the six months ended March 31, 2021 and 2020.

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

Based on our public float calculation at March 31, 2021, the Company will be deemed a Large Accelerated Filer under the U.S. Securities and Exchange Commission guidelines and will cease to qualify as an EGC effective September 30, 2021. The loss of EGC status will result in losing the reporting exemptions noted above, and in particular will require our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting as of and for the year ended September 30, 2021 under Section 404(b) of the Sarbanes-Oxley Act.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), and issued subsequent amendments to the initial guidance in September 2017 within ASU No. 2017-13, in January 2018 within ASU No. 2018-01, in July 2018 within ASU Nos. 2018-10 and 2018-11, in December 2018 within ASU No. 2018-20, in March 2019 within ASU No. 2019-01, in November 2019 within ASU No. 2019-10 and in June 2020 within ASU No. 2020-05. This standard requires lessees to present right-of-use assets and lease liabilities on the balance sheet. For public entities that are not EGCs, the updated standard is effective for fiscal years beginning after December 15, 2018, and for EGCs, the updated standard is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company will cease to qualify as an EGC effective September 30, 2021 and will adopt the standard in the fiscal year ending September 30, 2021. The Company has begun to assess the current state of accounting for leases, to catalog all current leases effected and to review all vendor contracts for the potential existence of a lease in order to understand the gaps between the current state and required future state and to implement the new processes and controls required. This standard provides the option to adopt through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, instead of applying the new guidance retrospectively for each prior reporting period presented. The Company is currently evaluating the impact these ASUs’ adoption will have on its Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), and issued subsequent amendments to the initial guidance in May 2019 within ASU No. 2019-05 and in November 2019 within ASU Nos. 2019-10 and 2019-11. This standard sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. For public entities that are not EGCs, the updated standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and for EGCs, the updated standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, and the standard is adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company will cease to qualify as an EGC effective September 30, 2021 and will adopt the standard in the fiscal year ending September 30, 2021. The Company is currently evaluating the impact the adoption of this standard will have on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. For public entities, the updated standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The amendments in this ASU are effective for the Company, as an EGC, for annual periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. The standard can be adopted either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Company intends to adopt the updated standard during its fiscal year ending September 30, 2021 and for interim periods within the fiscal year beginning October 1, 2021. The Company is currently evaluating the impact the adoption of this standard will have on its Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifying and amending existing guidance. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The amendments are applied on a prospective or retrospective basis, depending upon the amendment adopted within this ASU. The amendments in this ASU are effective for the Company for annual periods ending September 30, 2021 and thereafter and interim periods within annual periods beginning October 1, 2021. The Company is currently evaluating the impact this adoption will have on its Consolidated Financial Statements.

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

The Company also engages in customer rebates, which are recorded in “Net sales” in the Condensed Consolidated Statements of Comprehensive Income (Loss) and in “Accrued rebates” and Trade receivables in the Condensed Consolidated Balance Sheets. The Company recorded accrued rebates of $22.9 million and $17.4 million as of March 31, 2021 and 2020, respectively, and contra trade receivables of $4.9 million and $4.7 million as of March 31, 2021 and 2020, respectively. The rebate activity was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Beginning balance	$38,819	$27,149	$32,679	$24,858
Rebate expense	20,539	23,131	34,212	33,444
Rebate payments	(31,567)	(28,157)	(39,100)	(36,179)
Ending balance	$27,791	$22,123	$27,791	$22,123

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

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out “FIFO”) basis. Inventories consisted of the following (in thousands):

in thousands	March 31, 2021	September 30, 2020
Raw materials	$34,357	$33,850
Work in process	21,873	19,935
Finished goods	110,268	76,285
Total inventories	$166,498	$130,070

4. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment – net consisted of the following (in thousands):

	March 31, 2021	September 30, 2020
Land and improvements	$2,758	$2,758
Buildings and improvements	75,390	71,059
Capital lease – building	2,021	2,021
Capital lease – manufacturing equipment	1,026	1,026
Capital lease – vehicles	4,054	3,782
Manufacturing equipment	355,340	306,036
Computer equipment	26,479	24,927
Furniture and fixtures	5,955	5,689
Vehicles	494	465
Total property and equipment	473,517	417,763
Construction in progress	71,867	54,412
	545,384	472,175
Accumulated depreciation	(233,534)	(210,401)
Total property and equipment – net	$311,850	$261,774

The Company is considered the owner, for accounting purposes only, of leased office space, as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, the estimated fair value of the leased property was $9.2 million as of both March 31, 2021 and September 30, 2020. The corresponding lease financing obligation was $7.9 million as of both March 31, 2021 and September 30, 2020. The lease financing obligation was recorded in “Finance lease obligations – less current portion” in the Condensed Consolidated Balance Sheets. Refer to Note 15 for additional information.

Depreciation expense was approximately $12.7 million and $10.6 million in the three months ended March 31, 2021 and 2020, respectively, and $24.3 million and $20.9 million in the six months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, $0.5 million and $0.4 million of interest was capitalized, respectively, and during the six months ended March 31, 2021 and 2020, $0.9 million and $0.6 million of interest was capitalized, respectively. Accumulated amortization for assets under capital leases was $4.3 million and $4.0 million as of March 31, 2021 and September 30, 2020, respectively. Accumulated amortization for assets under the build-to-suit lease was $0.7 million as of March 31, 2021 and $0.5 million as of September 30, 2020.

5. GOODWILL AND INTANGIBLE ASSETS—NET

Goodwill

As of both March 31, 2021 and September 30, 2020, the Company had goodwill of $951.4 million with carrying amounts for Residential of $911.0 million and Commercial of $40.4 million. As of March 31, 2021, total accumulated goodwill impairments were $32.2 million, all attributable to the Company’s Commercial segment.

Intangible assets, net

The Company does not have any indefinite lived intangible assets other than goodwill as of March 31, 2021 and September 30, 2020. Finite-lived intangible assets consisted of the following (in thousands):

		March 31, 2021
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Proprietary knowledge	10 - 15	$289,300	$(205,853)	$83,447
Trademarks	5 - 20	223,840	(132,126)	91,714
Customer relationships	15 - 19	146,670	(58,350)	88,320
Patents	10	7,000	(3,659)	3,341
Other intangibles	3 - 15	4,076	(3,707)	369
Total intangible assets		$670,886	$(403,695)	$267,191

		September 30, 2020
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$289,300	$(195,303)	$93,997
Trademarks	5 — 20	223,840	(124,521)	99,319
Customer relationships	15 — 19	146,670	(52,119)	94,551
Patents	10	7,000	(3,182)	3,818
Other intangible assets	3 — 15	4,076	(3,387)	689
Total intangible assets		$670,886	$(378,512)	$292,374

Amortization expense was approximately $12.5 million and $13.9 million in the three months ended March 31, 2021 and 2020, respectively and $25.2 million and $27.7 million in the six months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the remaining weighted-average amortization period for acquired intangible assets was 12.6 years.

6. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Beginning balance	$1,338	$958	$1,332	$904
Provision	149	697	155	751
Bad debt write-offs	—	(12)	—	(12)
Acquisition	—	35	—	35
Ending balance	$1,487	$1,678	$1,487	$1,678

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	March 31, 2021	September 30, 2020
Employee related liabilities	$25,881	$26,554
Freight	4,535	5,530
Professional fees	2,762	4,249
Marketing	3,580	3,343
Warranty	2,809	2,921
Construction in progress	2,407	1,303
Capital lease	1,071	969
Manufacturing related accruals	1,765	1,664
Other	3,414	3,983
Ending balance	$48,224	$50,516

7. DEBT

Debt consisted of the following (in thousands):

	March 31, 2021	September 30, 2020
Term Loan due May 5, 2024 — LIBOR + 2.50% (3.25% at March 31, 2021) and LIBOR + 3.75% (4.75% at September 30, 2020), (includes a discount of $374 and $507 at March 31, 2021 and September 30, 2020, respectively)	$467,280	$467,147
Revolving Credit Facility through March 31, 2026 - LIBOR + 1.25% at March 31, 2021 and LIBOR +2.00% at September 30, 2020	—	—
Senior Notes due October 1, 2021 — Fixed at 8%	—	—
Total	467,280	467,147
Less unamortized deferred financing costs	(3,134)	(4,165)
Less current portion	—	—
Long-term debt—less current portion and unamortized deferred financing costs	$464,146	$462,982

 Term Loan Agreement

The term loan agreement, as amended and restated from time to time (the “Term Loan Agreement”), is a first lien term loan originally entered into on September 30, 2013 by the Company’s wholly-owned subsidiary, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC), as the initial borrower with a syndicate of lenders party thereto. As of March 31, 2021 and September 30, 2020, CPG International LLC had $467.7 million outstanding under the Term Loan Agreement.  The Term Loan Agreement matures on May 5, 2024.

The obligations under the Term Loan Agreement are secured by a first priority security interest in the membership interests of CPG International LLC owned by the Company and substantially all of the present and future assets of the borrowers and guarantors named therein including equity interests of their domestic subsidiaries, subject to certain exceptions, (the “Term Loan Priority Collateral”) and a second priority lien on current assets. The obligations under the Term Loan Agreement are guaranteed by the Company and the wholly owned domestic subsidiaries of CPG International LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

On February 2, 2021, the Company entered into an amendment to the Term Loan Agreement. The amendment effected a repricing of  the Applicable Margin under the Term Loan Agreement, through reducing (i) the ABR floor by 25 basis points from 2.0% to 1.75%, (ii) the Adjusted LIBOR Rate floor by 25 basis points from 1.0% to 0.75% and (iii) the Applicable Margin with respect to any Effective Date Term Loans, by up to 125 basis points from 3.75% to 2.50% in the case of any Eurocurrency Loan and by up to 125 basis points from 2.75% to 1.50% in the case of any ABR Loan. The Applicable Margin may be reduced by a further 25 basis points in respect of both Eurocurrency Loans and ABR Loans during any period that the Borrower maintains specified public corporate family ratings. Capitalized terms used but not defined in this paragraph are as defined in the Term Loan Agreement.

Following the amendment, the Term Loan Agreement provides for interest on outstanding principal thereunder at a fluctuating rate, at CPG International LLC’s option, for (i) alternative base rate (“ABR”) borrowings, the highest of (a) the Federal Funds Rate as of such day plus 50 basis points, (b) the prime commercial lending rate announced as of such day by the Administrative Agent as defined in the Term Loan Agreement, as the “prime rate” as in effect on such day and (c) the LIBOR as of such day for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, provided that in no event shall the ABR be less than 175 basis points, plus the applicable margin of 150 basis points per annum; or (ii) for Eurocurrency borrowings, the highest of (a) the LIBOR in effect for such interest period divided by one, minus the statutory reserves applicable to such Eurocurrency borrowing, if any, and (b) 75 basis points, plus the applicable margin of 250 basis points per annum.

In connection with the February 2, 2021 amendment, the Company recognized $0.6 million in interest expense for the quarter ended March 31, 2021 related to the write-off of unamortized debt discount and debt issuance costs. The Company incurred $0.1 million in lender fees which, together with $3.6 million in remaining unamortized debt discount and debt issuance costs, have been recorded as a reduction of long-term debt  and are being amortized over the remaining contractual life of the Term Loan Agreement using the effective interest method. In addition, the Company also incurred $0.9 million in various third-party fees and expenses related to the amendment to the Term Loan Agreement, which were recorded to interest expense for the quarter ended March 31, 2021.

As of March 31, 2021, and September 30, 2020, unamortized deferred financing fees related to the Term Loan Agreement were $3.1 million and $4.2 million, respectively. The Term Loan Agreement may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than the Prepayment Premium (as defined in the Term Loan Agreement), if applicable), subject to certain customary conditions.

The Term Loan Agreement requires mandatory prepayments of the term loans thereunder from certain debt issuances, certain asset dispositions (subject to certain reinvestment rights) and a percentage of excess cash flow (subject to step-downs upon CPG International LLC achieving certain leverage ratios). At September 30, 2020, no excess cash flow payment was required based on the current leverage ratio. CPG International LLC is required to repay the outstanding principal amount under the Term Loan Agreement in quarterly installments equal to 0.25253% of the aggregate principal amount under the Term Loan Agreement outstanding on the amendment date of June 18, 2018 and such quarterly payments may be reduced as a result of prepayments. Based on prepayments of $337.7 million made during the three months ended June 30, 2020 with the IPO proceeds, CPG International LLC has prepaid all of the quarterly principal payments through maturity. The Company’s next scheduled principal payment on the term loan is due in fiscal year 2024. The Term Loan Agreement restricts payments of dividends unless certain conditions are met, as defined in the Term Loan Agreement.

 Revolving Credit Facility

On September 30, 2013, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC) entered into a revolving credit facility, as amended and restated from time to time (the “Revolving Credit Facility”), with certain lenders party thereto. The Revolving Credit Facility provides for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a set percentage of eligible accounts receivable and inventory, less reserves that may be established by the administrative agent and the collateral agent in the exercise of their reasonable credit judgment.

CPG International LLC had no outstanding borrowings under the Revolving Credit Facility as of March 31, 2021 and September 30, 2020. In addition, CPG International LLC had $4.4 million and $6.8 million of outstanding letters of credit held against the Revolving Credit Facility as of March 31, 2021 and September 30, 2020, respectively.  CPG International LLC had approximately $145.6 million available under the borrowing base for future borrowings as of March 31, 2021. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

On March 31, 2021, CPG International LLC amended the Revolving Credit Facility, resulting in a repricing and extension thereof. Pursuant to such amendment, the interest rate has been reduced by 25 basis points to (i) for ABR borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the LIBOR as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 25 to 75 basis points, based on average historical availability, or (ii) for Eurocurrency borrowings, adjusted LIBOR plus a spread of 125 to 175 basis points, based on average historical availability. The maturity date for the Revolving Credit Facility was extended from May 9, 2022 to the earliest of March 31, 2026 and the date that is 91 days prior to the maturity of the Term Loan Agreement or any permitted refinancing thereof.

In connection with the March 31, 2021 amendment, the Company recognized $0.1 million in interest expense for the quarter ended March 31, 2021 related to the write-off of unamortized debt issuance costs. The Company incurred $0.9 million in lender and third-party fees which, together with $0.5 million in remaining unamortized debt issuance costs, have been recorded as other assets and are being amortized over the remaining contractual life of the facility on a straight-line basis. Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility at March 31, 2021 and September 30, 2020 were $1.4 million and $0.8 million, respectively.

  A “commitment fee” accrues on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points. The commitment fees were $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively and $0.3 million and $0.2 million in the six months ended March 31, 2021 and 2020, respectively.

The obligations under the Revolving Credit Facility are guaranteed by the Company and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. The obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the accounts receivable, inventory, deposit accounts, securities accounts and cash assets of the Company, CPG International LLC and the subsidiaries of CPG International LLC that are guarantors under the Revolving Credit Facility, and the proceeds thereof (subject to certain exceptions) (the “Revolver Priority Collateral”), plus a second priority security interest in all of the Term Loan Priority Collateral. The Revolving Credit Facility may be voluntarily prepaid in whole, or in part, in each case without premium or penalty. CPG International LLC is also required to make mandatory prepayments (i) when aggregate borrowings exceed commitments or the applicable borrowing base and (ii) during “cash dominion,” which occurs if (a) the availability under the Revolving Credit Facility is less than the greater of (i) $12.5 million and (ii) 10% of the lesser of (x) $150.0 million and (y) the borrowing base, for five consecutive business days or (b) certain events of default have occurred and are continuing.

 The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, CPG International LLC would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to CPG International LLC’s ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of March 31, 2021, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

2021 Senior Notes

CPG International LLC’s former 8.000% senior notes due October 2021 (the “2021 Senior Notes”) were issued on September 30, 2013, in an aggregate principal amount of $315.0 million, and had a maturity of October 1, 2021. The 2021 Senior Notes bore interest at the rate of 8.000% per annum payable in cash semi-annually in arrears on April 1 and October 1 of each year (computed based on a 360-day year of twelve 30-day months). The obligations under the 2021 Senior Notes were guaranteed by CPG International LLC and those of its subsidiaries that also guarantee the Revolving Credit Facility and the Term Loan Agreement. The redemption price of the 2021 Senior Notes (expressed as percentages of the principal amount to be redeemed) declined to the par value of the 2021 Senior Notes, plus accrued and unpaid interest based on the schedule below. The 2021 Senior Notes were redeemable in whole or in part, at any time after October 1, 2016 at the following redemption prices, if redeemed during the 12-month period beginning on October 1 of the years indicated below:

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

Interest expense consisted of the following (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Interest Expense
Term Loan Agreement	$4,423	$12,213	$10,100	$24,356
2021 Senior Notes	—	6,300	—	12,600
Revolving Credit Facility	154	435	317	588
Other	372	389	746	774
Amortization - Debt issue costs
Term Loan Agreement	1,698	495	1,989	990
2021 Senior Notes	—	352	—	704
Revolving Credit Facility	223	90	364	179
Term Loan OID	97	61	132	121
Capitalized interest	(451)	(360)	(936)	(578)
Interest expense	$6,516	$19,975	$12,712	$39,734

See Note 9 for the fair value of the Company’s debt as of March 31, 2021 and September 30, 2020.

8. PRODUCT WARRANTIES

The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved. The warranty reserve activity consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Beginning balance	$11,044	$11,588	$10,913	$11,133
Adjustments to reserve	1,827	818	2,550	2,191
Warranty claims payment	(817)	(451)	(1,426)	(1,401)
Accretion - purchase accounting valuation	11	29	28	61
Ending balance	12,065	11,984	12,065	11,984
Current portion of accrued warranty	(2,809)	(3,090)	(2,809)	(3,090)
Accrued warranty – less current portion	$9,256	$8,894	$9,256	$8,894

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

The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	March 31, 2021		September 30, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan due May 5, 2024	$467,280	$466,579	$467,147	$465,185

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

The segment data below includes data for Residential and Commercial for the three and six months ended March 31, 2021 and 2020 (in thousands).

	Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Net sales to customers
Residential	$262,198	$210,247	$447,838	$345,915
Commercial	30,923	35,338	57,561	65,713
Total	$293,121	$245,585	$505,399	$411,628
Adjusted EBITDA
Residential	$81,699	$62,806	$140,475	$101,721
Commercial	3,714	3,132	7,030	6,155
Total Adjusted EBITDA for reporting segments	$85,413	$65,938	$147,505	$107,876
Unallocated net expenses	(13,902)	(10,120)	(27,542)	(18,252)
Adjustments to Income (loss) before income tax provision		-
Depreciation and amortization	(25,248)	(24,487)	(49,518)	(48,628)
Stock-based compensation costs	(7,156)	(696)	(10,136)	(1,381)
Business transformation costs (1)	—	(163)	—	(326)
Acquisition costs (2)	—	(791)	—	(1,356)
Initial public offering costs and Secondary offering costs	(1,149)	(3,115)	(1,149)	(5,093)
Other costs (3)	(1,227)	(103)	(2,694)	(464)
Interest expense, net	(6,516)	(19,975)	(12,712)	(39,734)
Income (loss) before income tax provision	$30,215	$6,488	$43,754	$(7,358)

(1)

Business transformation costs reflect consulting and other costs related to the transformation of the senior management team of $0.2 million and $0.3 million for the three and six months ended March 31, 2020, respectively.

(2)

Acquisition costs reflect costs directly related to completed acquisitions of $0.2 million and $0.8 million in the three and six months ended March 31, 2020, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $0.6 million and $0.6 million for the three and six months ended March 31, 2020, respectively.

(3)

Other costs include costs for legal expense of $0.5 million and $1.0 million for the three and six months ended March 31, 2021, respectively, and costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.7 million and $1.7 million for the three and six months ended March 31, 2021, respectively, and $0.1 million and $0.5 million for the three and six months ended March 31, 2020, respectively.

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

On January 26, 2021, the Company completed an offering of 20,000,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriters of their option to purchase up to 3,000,000 additional shares of Class A common stock, at a public offering price of $40.00 per share. The shares were sold by certain of the Selling Stockholders. The Company did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the offering the Company incurred approximately $1.1 million in expenses.

12. STOCK-BASED COMPENSATION

The Company grants stock-based awards to attract, retain and motivate key employees and directors.

Prior to the completion of the IPO, Profits Interests were issued through an LP Interest Agreement. The Profits Interests were, as part of the Corporate Conversion, converted into shares of common stock, restricted stock and stock options. The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), became effective as of June 11, 2020, the day of effectiveness of the registration statement filed in connection with the IPO. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 4,606,519 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.

On February 4, 2021, the Compensation Committee of the Board of Directors authorized certain changes to our Chief Financial Officer’s (“CFO”) stock-based awards which are expected to be effective in connection with his retirement and contingent on the successful transition to his successor. These changes contemplate a retirement eligibility provision which is expected to allow certain awards to continue to vest in due course following retirement and extend the exercisability of the outstanding and exercisable stock options to the end of the contractual term of the options. This resulted in a Type III Modification (improbable to probable) as defined in accounting guidance, accounted for as a cancellation of the original award and a new grant under the revised terms, resulting in $3.8 million of share-based compensation expense in the quarter ended March 31, 2021 with additional expense being recognized through the required service period.

Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was $7.2 million and $0.7 million, respectively and for the six months ended March 31, 2021 and 2020 was $10.1 million and $1.4 million, respectively, recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income (Loss). Total income tax benefit for the three months ended March 31, 2021 and 2020 was $0.3 million and $0.0 million, respectively and for the six months ended March 31, 2021 and 2020 was $0.8 million and $0.0 million, respectively. As of March 31, 2021, the Company had not yet recognized compensation cost on unvested stock-based awards of $33.4 million, with a weighted average remaining recognition period of 2.4 years.

The Company uses the Monte Carlo pricing model to estimate the fair value of its performance-based awards as of the grant date, and uses the Black Scholes pricing model to estimate the fair value of its service-based awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within ten years of the grant date.

Stock Options

The following table summarizes the performance-based stock option activity for the six months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2020	1,705,498	$23.00
Granted	—	—
Exercised	(92,986)	23.00
Cancelled/Forfeited	—	—
Outstanding at March 31, 2021	1,612,512	23.00	9.1	30,718
Vested and exercisable at March 31, 2021	1,612,512	$23.00	9.1	30,718

The following table summarizes the service-based stock option activity for the six months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2020	3,382,947	$23.00
Granted	117,989	34.27
Exercised	(35,409)	23.00
Cancelled/Forfeited	(46,437)	23.00
Outstanding at March 31, 2021	3,419,090	23.39	9.2	63,804
Vested and exercisable at March 31, 2021	1,081,068	$23.00	9.1	20,594

Restricted Stock Awards

A summary of the service-based restricted stock awards activity during the six months ended March 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2020	1,485,611	$23.00
Granted	—	—
Vested	(272,777)	23.00
Forfeited	(26,394)	23.00
Outstanding and unvested at March 31, 2021	1,186,440	$23.00

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

A summary of the performance-based restricted stock unit awards activity for the six months ended March 31, 2021 presented at target was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2020	—	$—
Granted	115,562	34.98
Vested	—	—
Forfeited	(1,481)	34.27
Outstanding and unvested at March 31, 2021	114,081	$34.99

Restricted Stock Units

A summary of the service-based restricted stock unit awards activity for the six months ended March 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2020	184,851	$23.00
Granted	178,655	34.92
Vested	—	─
Forfeited	(13,313)	25.86
Outstanding and unvested at March 31, 2021	350,193	$29.00

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$22,657	$4,088	$32,840	$(5,758)
Net income (loss) attributable to common stockholders- basic and diluted	$22,657	$4,088	$32,840	$(5,758)
Denominator:
Weighted-average shares of common stock
Basic	153,509,612	108,162,741	153,366,516	108,162,741
Diluted	156,747,514	108,162,741	156,377,902	108,162,741
Net income (loss) per share attributable to common stockholders:
Net income (loss) per common share - basic	$0.15	$0.04	$0.21	$(0.05)
Net income (loss) per common share - diluted	$0.14	$0.04	$0.21	$(0.05)

The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Stock Options	117,989	—	76,498	—
Restricted Stock Units	2,607	—	1,289	—

14. INCOME TAXES

The Company calculates the interim tax provision in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-270, Income Taxes; Interim Reporting, specifically ASC-740-270-25-2. For interim periods, the Company estimates the annual effective income tax rate (“AETR”) and applies the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rates for the three months ended March 31, 2021 and 2020 were 25.0% and 37.0%, respectively, and for the six months ended March 31, 2021 and 2020 were 24.9% and 21.7%.

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

During the second quarter of fiscal 2021, the Company signed a fifteen-year lease for approximately 350,000 square feet in Boise, Idaho (“the Boise Lease”) to serve as a western U.S. manufacturing facility.  The Boise Lease is expected to commence upon the substantial completion of certain improvements to the building, which the Company believes will be within calendar year 2021.  The total estimated lease payments over the term of the Boise Lease is approximately $40.3 million.  The Company has the option to renew the Boise Lease for an additional five to 20 years.

Future minimum annual payments under noncancelable leases with initial or remaining noncancelable lease terms in excess of one year as of March 31, 2021 were as follows (in thousands):

	As of March 31,2021
	Capital	Financing	Operating
Remaining period of 2021	$858	$388	$1,893
2022	1,613	787	5,269
2023	1,253	806	5,480
2024	884	826	4,825
2025	639	846	4,397
Thereafter	2,191	3,823	34,851
Total Payments	$7,438	$7,476	$56,715
Less amount representing interest	(3,508)
Present value of minimum capital lease payments	$3,930

Total rent expense was approximately $ 0.8 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively and $ 1.4 million and $0.7 million for the six months ended March 31, 2021 and 2020, respectively. The future minimum sublease income under a noncancelable subleases was $0.7 million at March 31, 2021.

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

Loss Contingencies

During the year ended September 30, 2019, the Company was made aware of a worker’s compensation case that became reasonably possible to give rise to a liability. The case is in discovery as the nature and extent of the Company’s exposure is currently being determined. The Company expects a range of loss of $0.4 million to $0.5 million. As of March 31, 2021, there are various other worker’s compensation and personal injury claims that have been made against the Company. All such claims are being contested and the Company does not believe a loss is probable; therefore, no reserve has been recorded related to these matters. In addition, the Company carries insurance for these types of matters and is expecting to recover thereon.

The Company is a party to various legal proceedings and claims, which arise in the ordinary course of business. As of March 31, 2021, the Company determined that there was not at least a reasonable possibility that it had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such proceedings.

16. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

The AZEK Company Inc. (parent company only)

Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	March 31, 2021	September 30, 2020
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,349,403	$1,303,888
Total non-current assets	1,349,403	1,303,888
Total assets	$1,349,403	$1,303,888
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at March 31, 2021 and at September 30, 2020, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 154,739,238 shares issued and outstanding at March 31, 2021 and 154,637,240 shares issued and outstanding at September 30, 2020	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at March 31, 2021 and at September 30, 2020, respectively	—	—
Additional paid-in capital	1,599,883	1,587,208
Accumulated deficit	(250,635)	(283,475)
Total stockholders’ equity	1,349,403	1,303,888
Total liabilities and stockholders’ equity	$1,349,403	$1,303,888

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income (loss) of subsidiaries	$22,657	$4,088	$32,840	$(5,758)
Net income (loss) of subsidiaries	$22,657	$4,088	$32,840	$(5,758)
Comprehensive income (loss)	$22,657	$4,088	$32,840	$(5,758)

The AZEK Company Inc. did not have any cash as of March 31, 2021 or September 30, 2020, accordingly a Condensed Statement of Cash Flows has not been presented.

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

Dividends from Subsidiaries

There were no cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during each of the three months ended March 31, 2021 and 2020.

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

Overview

The AZEK Company Inc. (the “Company,” “we,” “us” or “our”) is an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable products focused on the highly attractive, fast-growing Outdoor Living market. We define the Outdoor Living market as the market for decks, rail, trim, wood and wood-look siding, porches, pavers, outdoor furniture, outdoor cabinetry and outdoor lighting designed to enhance the utility and improve the aesthetics of outdoor living spaces. Homeowners are continuing to invest in their outdoor spaces and are increasingly recognizing the significant advantages of long-lasting products, which are converting demand away from traditional materials, particularly wood. Our products transform those outdoor spaces by combining highly appealing aesthetics with significantly lower maintenance costs compared to traditional materials. Our innovative portfolio of Outdoor Living products, including deck, rail, trim and accessories, inspires consumers to design outdoor spaces tailored to their unique lifestyle needs. We are well known in the industry, and, according to data provided by Principia Consulting, LLC, a third-party industry research and consulting firm, we generally hold one of the top two market share positions by revenue in our product categories. In addition to our leading suite of Outdoor Living products, we sell a broad range of highly engineered products that are sold in commercial markets, including partitions, lockers and storage solutions. One of our core values is to “always do the right thing”. We make decisions according to what is right, not what is the cheapest, fastest or easiest, and we strive to always operate with integrity, transparency and the customer in mind. In furtherance of that value, we are focused on sustainability across our operations and have adopted strategies to enable us to meet the growing demand for environmentally-friendly products. Our businesses leverage a shared technology and U.S.-based manufacturing platform to create products that convert demand from traditional materials to those that are long lasting and low maintenance, fulfilling our brand commitment to deliver products that are “Beautifully Engineered to Last”.

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

COVID-19 Update

Since the onset of the COVID-19 pandemic, we have been focused on protecting our employees’ health and safety, meeting our customers’ needs as they navigate an uncertain financial and operating environment, working closely with our suppliers to protect our ongoing business operations and rapidly adjusting our short-, medium and long-term operational plans to proactively and effectively respond to the current and potential future public health crises. While the COVID-19 pandemic has presented and continues to present very serious concerns for our business and operations, our employees and their families, our customers and our suppliers, we believe that we have adapted and are continuing to adapt well to the wide-ranging changes to the global economy, and we remain confident that we will continue to maintain business continuity, produce and sell our products safely and in compliance with applicable laws and governmental orders and mandates, maintain our robust and flexible supply chains and be in a strong position to maintain financial flexibility even in the event of a potentially extended economic downturn.

Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on our business, financial condition and results of operations, we expect that these measures may not fully mitigate the impact of the COVID-19 pandemic on our business, financial condition and results of operations. While governmental and other measures continue to be relaxed in the United States, we cannot predict the degree to, or the period over, which we will be affected by the pandemic and such measures, including any impact of such measures being reimposed. We expect that the economic effects of the COVID-19 pandemic will likely continue to affect demand for our products over the balance of fiscal 2021 in ways that may be difficult to predict. The global impact of the COVID-19 pandemic continues to evolve, and we will continue to monitor the situation closely. As the COVID-19 pandemic continues, it may also have the effect of heightening many of the risks described in “Risk Factors” in this Quarterly Report on Form 10-Q and in our other SEC filings, including the 2020 Form 10-K.

Other Recent Developments

During the quarter ended March 31, 2021, prices for certain of our raw material costs, including costs for resin polyethylene and PVC material, which have historically fluctuated depending on, among other things, overall market supply and demand and general business conditions, were negatively impacted by supply chain and weather-related disruptions, including as a result of Winter Storm Uri, resulting in increases to our costs of goods sold and disruption in supply.  In response, we have implemented a combination of pricing increases and productivity initiatives aimed at mitigating the impact of these events and other inflationary pressures. We expect these events will continue to impact our cost of goods sold for the remainder of fiscal 2021 and that the combination of our price increases and productivity initiatives will fully offset this raw material inflation during the fourth quarter of 2021.  See Item 1A. Risk Factors — "Shortages in supply, price increases or deviations in the quality of the raw materials used to manufacture our products could adversely affect our sales and operating results."

Results of Operations

The following tables summarize certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(U.S. dollars in thousands)	2021	2020	$ Variance	% Variance
Net sales	$293,121	$245,585	$47,536	19.4%
Cost of sales	195,258	166,213	29,045	17.5
Gross profit	97,863	79,372	18,491	23.3
Selling, general and administrative expenses	59,897	49,693	10,204	20.5
Other general expenses	1,149	3,115	(1,966)	N/M
Loss (gain) on disposal of property, plant and equipment	86	101	(15)	(14.9)
Operating income (loss)	36,731	26,463	10,268	38.8
Interest expense, net	6,516	19,975	(13,459)	(67.4)
Income tax expense (benefit)	7,558	2,400	5,158	214.9
Net income (loss)	$22,657	$4,088	$18,569	454.2

“N/M” indicates the variance as a percentage is not meaningful.

Net Sales

Net sales for the three months ended March 31, 2021 increased by $47.5 million, or 19.4%, to $293.1 million from $245.6 million for the three months ended March 31, 2020. The increase was primarily attributable to higher sales growth in our Residential segment. Net sales for the three months ended March 31, 2021 increased for our Residential segment by 24.7% and decreased for our Commercial segment by 12.5%, in each case as compared to the prior year.

Cost of Sales

Cost of sales for the three months ended March 31, 2021 increased by $29.0 million, or 17.5%, to $195.3 million from $166.2 million for the three months ended March 31, 2020 primarily due to increased costs on higher sales volumes and higher costs of materials.

Gross Profit

Gross profit for the three months ended March 31, 2021 increased by $18.5 million, or 23.3%, to $97.9 million from $79.4 million for the three months ended March 31, 2020. The increase in gross profit was primarily driven by the strong sales results in the Residential segment which includes positive pricing and manufacturing productivity, partially offset by higher costs. Gross profit as a percent of net sales increased to 33.4% for the three months ended March 31, 2021 compared to 32.3% for the three months ended March 31, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.2 million, or 20.5%, to $59.9 million, or 20.4% of net sales, for the three months ended March 31, 2021 from $49.7 million, or 20.2% of net sales, for the three months ended March 31, 2020. The increase was primarily attributable to stock-based compensation expense, ongoing public company expenses and personnel costs.

 Other General Expenses

Other general expenses were $1.1 million during the three months ended March 31, 2021, which related to our secondary offering in January of 2021 and $3.1 million during the three months ended March 31, 2020, which related to our initial public offering in June 2020.

Interest Expense, net

Interest expense, net, decreased by $13.5 million, or 67.4%, to $6.5 million for the three months ended March 31, 2021 from $20.0 million for the three months ended March 31, 2020. Interest expense, net decreased primarily due to the reduced principal amount outstanding under our Term Loan Agreement and our formerly outstanding 2021 Senior Notes during the three months ended March 31, 2021, when compared to the three months ended March 31, 2020.

Income Tax Expense

Income tax expense increased by $5.2 million to $7.6 million for the three months ended March 31, 2021 compared to $2.4 million for the three months ended March 31, 2020. The increase in our income tax expense was primarily driven by our pre-tax operating earnings.

Net Income

Net income increased by $18.6 million to $22.7 million for the three months ended March 31, 2021 compared to $4.1 million for the three months ended March 31, 2020, due to the factors described above.

The following tables summarize certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the six months ended March 31, 2021 and 2020.

	Six Months Ended March 31,
(U.S. dollars in thousands)	2021	2020	$ Variance	% Variance
Net sales	$505,399	$411,628	$93,771	22.8%
Cost of sales	334,560	280,965	53,595	19.1
Gross profit	170,839	130,663	40,176	30.7
Selling, general and administrative expenses	112,926	93,166	19,760	21.2
Other general expenses	1,149	5,093	(3,944)	N/M
Loss (gain) on disposal of property, plant and equipment	298	28	270	964.3
Operating income (loss)	56,466	32,376	24,090	74.4
Interest expense, net	12,712	39,734	(27,022)	(68.0)
Income tax expense (benefit)	10,914	(1,600)	12,514	(782.1)
Net income (loss)	$32,840	$(5,758)	$38,598	(670.3)

“N/M” indicates the variance as a percentage is not meaningful.

Net Sales

Net sales for the six months ended March 31, 2021 increased by $93.8 million, or 22.8%, to $505.4 million from $411.6 million for the six months ended March 31, 2020. The increase was primarily attributable to higher sales growth in our Residential segment. Net sales for the six months ended March 31, 2021 increased for our Residential segment by 29.5% and decreased for our Commercial segment by 12.4%, in each case as compared to the prior year.

Cost of Sales

Cost of sales for the six months ended March 31, 2021 increased by $53.6 million, or 19.1%, to $334.6 million from $281.0 million for the six months ended March 31, 2020 primarily due to increased costs on higher sales volumes and higher costs of materials.

Gross Profit

Gross profit for the six months ended March 31, 2021 increased by $40.2 million, or 30.7%, to $170.8 million from $130.7 million for the six months ended March 31, 2020. The increase in gross profit was primarily driven by the strong results in the Residential segment which includes positive pricing and manufacturing productivity, partially offset by higher costs. Gross profit as a percent of net sales increased to 33.8% for the six months ended March 31, 2021 compared to 31.8% for the six months ended March 31, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $19.8 million, or 21.2%, to $112.9 million, or 22.3% of net sales, for the six months ended March 31, 2021 from $93.2 million, or 22.6% of net sales, for the six months ended March 31, 2020. The increase was primarily attributable to stock-based compensation expense, ongoing public company expenses and personnel costs.

 Other General Expenses

Other general expenses were $1.1 million during the six months ended March 31, 2021, which related to our secondary offering in January of 2021 and $5.1 million during the six months ended March 31, 2020, which related to our initial public offering in June 2020.

Interest Expense, net

Interest expense, net, decreased by $27.0 million, or 68.0%, to $12.7 million for the six months ended March 31, 2021 from $39.7 million for the six months ended March 31, 2020. Interest expense, net decreased primarily due to the reduced principal amount outstanding under our Term Loan Agreement and our formerly outstanding 2021 Senior Notes during the six months ended March 31, 2021, when compared to the three months ended March 31, 2020.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $12.5 million to income tax expense of $10.9 million for the six months ended March 31, 2021 compared to income tax benefit of $1.6 million for the six months ended March 31, 2020. The increase in our income tax expense was primarily driven by our pre-tax operating earnings.

Net Income (Loss)

Net income (loss) increased by $38.6 million to a net income of $32.8 million for the six months ended March 31, 2021 compared to a net loss of $5.8 million for the six months ended March 31, 2020, due to the factors described above.

Segment Results of Operations

We report our results in two segments: Residential and Commercial. The key segment measures used by our chief operating decision maker in deciding how to evaluate performance and allocate resources to each of the segments are Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin. Depending on certain circumstances, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin may be calculated differently, from time to time, than our Adjusted EBITDA and Adjusted EBITDA Margin, which are further discussed under the heading “Non-GAAP Financial Measures.” Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin represent measures of segment profit reported to our chief operating decision maker for the purpose of making decisions about allocating resources to a segment and assessing its performance and are determined as disclosed in our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q consistent with the requirements of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC 280, Segment Reporting. We define Segment Adjusted EBITDA as a segment’s net income (loss) before income tax (benefit) expense and by adding to or subtracting therefrom interest expense, net, depreciation and amortization, share-based compensation costs, asset impairment and inventory revaluation costs, business transformation costs, capital structure transaction costs, acquisition costs, initial public offering costs and certain other costs. Segment Adjusted EBITDA Margin is equal to a segment’s Segment Adjusted EBITDA divided by such segment’s net sales. Corporate expenses, which include selling, general and administrative costs related to our corporate offices, including payroll and other professional fees, are not included in computing Segment Adjusted EBITDA. Such corporate expenses increased by $8.5 million to $23.2 million for the three months ended March 31, 2021, from $14.7 million for the three months ended March 31, 2020, and increased by $14.0 million to $41.0 million for the six months ended March 31, 2021, from $27.0 million for the six months ended March 31, 2020.

Residential

The following table summarizes certain financial information relating to the Residential segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,				Six Months Ended March 31,
(U.S. dollars in thousands)	2021	2020	$ Variance	% Variance	2021	2020	$ Variance	% Variance
Net sales	$262,198	$210,247	$51,951	24.7%	$447,838	$345,915	$101,923	29.5%
Segment Adjusted EBITDA	81,699	62,806	18,893	30.1%	140,475	101,721	38,754	38.1%
Segment Adjusted EBITDA Margin	31.2%	29.9%	N/A	N/A	31.4%	29.4%	N/A	N/A

Net Sales

Net sales for the three months ended March 31, 2021 increased by $52.0 million, or 24.7%, to $262.2 million from $210.2 million for the three months ended March 31, 2020. The increase was primarily attributable to higher net sales related to our Deck, Rail & Accessories and Exteriors businesses.

Net sales for the six months ended March 31, 2021 increased by $101.9 million, or 29.5%, to $447.8 million from $345.9 million for the six months ended March 31, 2020. The increase was primarily attributable to higher net sales related to our Deck, Rail & Accessories and Exteriors businesses.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended March 31, 2021 increased by $18.9 million, or 30.1%, to $81.7 million from $62.8 million for the three months ended March 31, 2020. The increase was mainly driven by higher sales and manufacturing productivity, partially offset by higher costs.

Segment Adjusted EBITDA for the six months ended March 31, 2021 increased by $38.8 million, or 38.1%, to $140.5 million from $101.7 million for the six months ended March 31, 2020. The increase was mainly driven by higher sales and manufacturing productivity, partially offset by higher selling, general and administrative expenses.

Commercial

The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,				Six Months Ended March 31,
(U.S. dollars in thousands)	2021	2020	$ Variance	% Variance	2021	2020	$ Variance	% Variance
Net sales	$30,923	$35,338	$(4,415)	(12.5)%	$57,561	$65,713	$(8,152)	(12.4)%
Segment Adjusted EBITDA	3,714	3,132	582	18.6%	7,030	6,155	875	14.2%
Segment Adjusted EBITDA Margin	12.0%	8.9%	N/A	N/A	12.2%	9.4%	N/A	N/A

Net Sales

Net sales for the three months ended March 31, 2021 decreased by $4.4 million, or 12.5%, to $30.9 million from $35.3 million for the three months ended March 31, 2020. The decrease was primarily attributable to lower net sales in our Scranton Products and Vycom businesses as the effects of COVID-19 continue to impact certain end markets, partially offset by increased pricing.

Net sales for the six months ended March 31, 2021 decreased by $8.2 million, or 12.4%, to $57.6 million from $65.7 million for the six months ended March 31, 2020. The decrease was primarily attributable to lower net sales in our Scranton Products and Vycom businesses as the effects of COVID-19 continue to impact certain end markets, partially offset by increased pricing.

Segment Adjusted EBITDA

Segment Adjusted EBITDA of the Commercial segment was $3.7 million for the three months ended March 31, 2021, compared to $3.1 million for the three months ended March 31, 2020. The increase was primarily driven by net manufacturing productivity and lower selling, general and administrative expenses, partially offset by lower net sales as described above.

Segment Adjusted EBITDA of the Commercial segment was $7.0 million for the six months ended March 31, 2021, compared to $6.2 million for the six months ended March 31, 2020. The slight increase was primarily driven by net manufacturing productivity and lower selling, general and administrative expenses, partially offset by lower net sales as described above.

Non-GAAP Financial Measures

To supplement our Consolidated Financial Statements prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we use certain non-GAAP performance financial measures, as described below, to provide investors with additional useful information about our financial performance, to enhance the overall understanding of our past performance and future prospects and to allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP financial measures to assist investors in seeing our financial performance from management’s view and because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry. Our GAAP financial results include significant expenses that may not be indicative of our ongoing operations as detailed in the tables below.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands, except per share amounts)	2021	2020	2021	2020
Adjusted Gross Profit	$114,665	$95,313	$203,437	$161,755
Adjusted Gross Profit Margin	39.1%	38.8%	40.3%	39.3%
Adjusted Net Income	$39,260	$18,412	$62,289	$22,030
Adjusted Diluted EPS	$0.25	$0.17	$0.40	$0.20
Adjusted EBITDA	$71,511	$55,818	$119,963	$89,624
Adjusted EBITDA Margin	24.4%	22.7%	23.7%	21.8%

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

The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands)	2021	2020	2021	2020
Gross Profit	$97,863	$79,372	$170,839	$130,663
Depreciation and amortization (1)	16,802	15,387	32,598	30,538
Acquisitions costs (2)	—	554	—	554
Adjusted Gross Profit	$114,665	$95,313	$203,437	$161,755

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Gross Margin	33.4%	32.3%	33.8%	31.8%
Depreciation and amortization	5.7%	6.3%	6.5%	7.4%
Acquisitions costs	—	0.2%	—	0.1%
Adjusted Gross Profit Margin	39.1%	38.8%	40.3%	39.3%

(1)

Depreciation and amortization for the three months ended March 31, 2021 and 2020 consists of $11.3 million and $9.2 million, respectively, of depreciation and $5.5 million and $6.2 million, respectively, of amortization of intangible assets relating to our manufacturing process. Depreciation and amortization for the six months ended March 31, 2021 and 2020 consists of $21.6 million and $18.1 million, respectively, of depreciation and $11.0 million and $12.4 million, respectively, of amortization of intangible assets relating to our manufacturing process.

(2)	Acquisition costs reflect inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition.

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands)	2021	2020	2021	2020
Net income (loss)	$22,657	$4,088	$32,840	$(5,758)
Amortization (1)	12,540	13,879	25,183	27,737
Stock-based compensation (2)	6,087	696	8,773	1,381
Business transformation costs (3)	—	163	—	326
Acquisition costs (4)	—	791	—	1,356
Initial public offering and secondary offering costs	1,149	3,115	1,149	5,093
Other costs (5)	1,227	103	2,694	464
Tax impact of adjustments (6)	(4,400)	(4,423)	(8,350)	(8,569)
Adjusted Net Income	$39,260	$18,412	$62,289	$22,030

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income (loss)	$0.14	$0.04	$0.21	$(0.05)
Amortization	0.08	0.13	0.15	0.26
Stock-based compensation	0.04	0.01	0.06	0.01
Initial public offering and secondary offering costs	0.01	0.03	0.01	0.06
Other costs	0.01	—	0.02	—
Tax impact of adjustments	(0.03)	(0.04)	(0.05)	(0.08)
Adjusted Diluted EPS (7)	$0.25	$0.17	$0.40	$0.20

(1)	Effective as of September 30, 2020, we revised the definition of Adjusted Net Income to remove depreciation expense from the calculation. The prior periods have been recast to reflect the change.
(2)

Stock-based compensation costs for the three and six months ended March 31, 2021 reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.

(3)

Business transformation costs reflect consulting and other costs related to the transformation of the senior management team of $0.2 million and $0.3 million for the three and six months ended March 31, 2020, respectively.

(4)

Acquisition costs reflect costs directly related to completed acquisitions of $0.2 million and $0.8 million for the three and six months ended March 31, 2020, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $0.6 million and $0.6 million for the three and six months ended March 31, 2020, respectively.

(5)

Other costs include costs for legal expense of $0.5 million and $1.0 million for the three and six months ended March 31, 2021, respectively, and costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.7 million and $1.7 million for the three and six months ended March 31, 2021, respectively, and $0.1 million and $0.5 million for the three and six months ended March 31, 2020, respectively.

(6)	Tax impact of adjustments are based on applying a combined U.S. federal and state statutory tax rate of 24.5% for both the three and six months ended March 31, 2021 and 2020.
(7)

Weighted average common shares outstanding used in computing diluted net income (loss) per common share of 156,747,514 and 108,162,741 for the three months ended March 31, 2021 and 2020, respectively, and 156,377,902 and 108,162,741 for the six months ended March 31, 2021 and 2020, respectively.

.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands)	2021	2020	2021	2020
Net income (loss)	$22,657	$4,088	$32,840	$(5,758)
Interest expense	6,516	19,975	12,712	39,734
Depreciation and amortization	25,248	24,487	49,518	48,628
Income tax expense (benefit)	7,558	2,400	10,914	(1,600)
Stock-based compensation	7,156	696	10,136	1,381
Business transformation costs (1)	—	163	—	326
Acquisition costs (2)	—	791	—	1,356
Initial public offering and secondary offering costs	1,149	3,115	1,149	5,093
Other costs (3)	1,227	103	2,694	464
Total adjustments	48,854	51,730	87,123	95,382
Adjusted EBITDA	$71,511	$55,818	$119,963	$89,624

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income (loss)	7.7%	1.7%	6.5%	-1.4%
Interest expense	2.2%	8.1%	2.5%	9.7%
Depreciation and amortization	8.6%	10.0%	9.8%	11.9%
Income tax expense (benefit)	2.6%	1.0%	2.2%	-0.4%
Stock-based compensation	2.5%	0.3%	2.0%	0.3%
Business transformation costs	—	0.1%	—	0.1%
Acquisition costs	—	0.3%	—	0.3%
Initial public offering costs	0.4%	1.2%	0.2%	1.2%
Other costs	0.4%	0.0%	0.5%	0.0
Total adjustments	16.7%	21.0%	17.2%	23.2%
Adjusted EBITDA Margin	24.4%	22.7%	23.7%	21.8%

(1)

Business transformation costs reflect consulting and other costs related to the transformation of the senior management team of $0.2 million and $0.3 million for the three and six months ended March 31, 2020, respectively.

(2)

Acquisition costs reflect costs directly related to completed acquisitions of $0.2 million and $0.8 million for the three and six months ended March 31, 2020, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $0.6 million and $0.6 million for the three and six months ended March 31, 2020, respectively.

(3)

Other costs include costs for legal expense of $0.5 million and $1.0 million for the three and six months ended March 31, 2021, respectively, and costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.7 million and $1.7 million for the three and six months ended March 31, 2021, respectively, and $0.1 million and $0.5 million for the three and six months ended March 31, 2020, respectively.

Liquidity and Capital Resources

Liquidity Outlook

Our primary cash needs are to fund working capital, capital expenditures, debt service and any acquisitions we may undertake. As of March 31, 2021, we had cash and cash equivalents of $151.3 million and total indebtedness of $467.7 million. CPG International LLC, our direct, wholly owned subsidiary, had approximately $145.6 million available under the borrowing base for future borrowings as of March 31, 2021. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions. During fiscal year 2020, we initially announced an acceleration and expansion of our capacity investment from $100.0 million to $180.0 million. Recently we announced an additional $50 million to $60 million of capacity investment for the fiscal year 2021 and believe we have the adequate liquidity to meet the higher level of capacity investment in the fiscal year.

On February 2, 2021, we entered into an amendment to the Term Loan Agreement. The amendment effected a repricing of the applicable margin under the Term Loan Agreement through reducing (i) the ABR floor by 25 basis points from 2.0% to 1.75%, (ii) the adjusted LIBOR rate floor by 25 basis points from 1.0% to 0.75% and (iii) the applicable margin by up to 125 basis points from 3.75% to 2.50% in the case of any Eurocurrency borrowings and by up to 125 basis points from 2.75% to 1.50% in the case of any ABR borrowings. The applicable margin may be reduced by a further 25 basis points in respect of both Eurocurrency borrowings and ABR borrowings during any period that CPG International LLC maintains specified public corporate family ratings. The maturity date for the Term Loan remains unchanged at May 5, 2024.

On March 31, 2021, we further amended the Revolving Credit Facility, resulting in a repricing and extension thereof. Pursuant to such amendment, the interest rate has been reduced by 25 basis points to (i) for ABR borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the LIBOR as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 25 to 75 basis points, based on average historical availability, or (ii) for Eurocurrency borrowings, adjusted LIBOR plus a spread of 125 to 175 basis points, based on average historical availability. The maturity date for the Revolving Credit Facility was extended from May 9, 2022 to the earliest of March 31, 2026 and the date that is 91 days prior to the maturity of the Term Loan Agreement or any permitted refinancing thereof.

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

CPG International LLC is party to the Revolving Credit Facility and Term Loan Agreement, or, together, the Senior Secured Credit Facilities. The obligations under the Senior Secured Credit Facilities are secured by specified assets as described under “Indebtedness”, and the obligations under the Senior Secured Credit Facilities are guaranteed by the Company and the wholly owned domestic subsidiaries of CPG International LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

The Senior Secured Credit Facilities contain covenants restricting payments of dividends by CPG International LLC unless certain conditions, as provided in the Senior Secured Credit Facilities, are met. The covenants under our Senior Secured Credit Facilities provide for certain exceptions for specific types of payments. However, other than restricted payments under the specified exceptions, the covenants under our Term Loan Agreement generally prohibit the payment of dividends unless the fixed charge coverage ratio of CPG International LLC, on a pro forma basis, for the four quarters preceding the declaration or payment of such dividend would be at least 2.00 to 1.00 and such restricted payments do not exceed an amount based on the sum of $40.0 million plus 50% of consolidated net income for the period commencing October 1, 2013 to the end of the most recent fiscal quarter for which internal consolidated financial statements of CPG International LLC are available at the time of such restricted payment, plus certain customary addbacks. Based on the general restrictions in our Term Loan Agreement as of March 31, 2021, CPG International LLC would have been permitted to declare or pay dividends of up to $130.1 million, plus any dividends for the specific purposes specified in the Senior Secured Credit Facilities.

Since the restricted net assets of the Company and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Rule 12-04, Schedule 1 of Regulation S-X, refer to our Consolidated Financial Statements included elsewhere in this Form 10-Q for condensed parent company financial statements of the Company.

Cash Sources

We have historically relied on cash flows from operations generated by CPG International LLC, borrowings under the credit facilities, issuances of notes and other forms of debt financing and capital contributions to fund our cash needs.

On September 30, 2013, our subsidiary, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC, a limited liability company formed to effect the acquisition of CPG International LLC), and the lenders party thereto entered into the Revolving Credit Facility. On March 9, 2017, the Revolving Credit Facility was amended and restated to provide for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a specified percentage of eligible accounts receivable and inventory, less reserves that may be established by the Revolver Administrative Agent in the exercise of its reasonable credit judgment. As of March 31, 2021 and September 30, 2020, CPG International LLC had no outstanding borrowings under the Revolving Credit Facility and had $4.4 million and $6.8 million, respectively, of outstanding letters of credit held against the Revolving Credit Facility. As of March 31, 2021 and September 30, 2020, CPG International LLC had approximately $145.6 million and $129.4 million, respectively, available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $151.3 million and $215.0 million, respectively. Because our borrowing capacity under the Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, the amount available under the borrowing base may not reflect actual borrowing capacity under the Revolving Credit Facility.

Cash Uses

Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, and, if market conditions warrant, making selected acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.

The table below details the total operating, investing and financing activity cash flows for the six months ended March 31, 2021 and 2020.

Cash Flows

	Six Months Ended March 31,
(U.S. dollars in thousands)	2021	2020	$ Variance	% Variance
Net cash provided by (used in) operating activities	$6,955	$(68,032)	$74,987	(110.2)%
Net cash provided by (used in) investing activities	(71,963)	(60,240)	(11,723)	19.5%
Net cash provided by (used in) financing activities	1,313	117,023	(115,710)	(98.9)%
Net increase (decrease) in cash	$(63,695)	$(11,249)	$(52,446)	466.2%

(1)	“N/M” indicates the variance as a percentage is not meaningful.

Operating Activities

Net cash provided by (used in) operating activities was $7.0 million and $(68.0) million for the six months ended March 31, 2021 and 2020, respectively. The $75.0 million increase in cash provided by operating activities is primarily related the increase in net income over the six months ended March 31, 2020 and increased cash provided by accounts receivable collections partially offset by higher inventory levels.

Investing Activities

Net cash provided by (used) in investing activities was $(72.0) million and $(60.2) million for the six months ended March 31, 2021 and 2020, respectively. Net cash provided by (used in) investing activities for the six months ended March 31, 2021 primarily consisted of purchases of property, plant and equipment to support our expansion of capacity in our manufacturing facilities, as compared to the six months ended March 31, 2020, which primarily consisted of purchases of property, plant and equipment in the normal course of business and $17.9 million for the acquisition of Return Polymers, Inc.

Financing Activities

          Net cash provided by (used in) financing activities was $1.3 million and $117.0 million for the six months ended March 31, 2021 and 2020, respectively. Net cash provided by (used in) financing activities for the six months ended March 31, 2021 primarily consisted of cash received from the exercise of stock options and debt fees paid to third parties, as compared to the six months ended March 31, 2020, which primarily consisted of proceeds under the Revolving Credit Facility.

Indebtedness

Revolving Credit Facility

The Revolving Credit Facility provides for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. Outstanding revolving loans under the Revolving Credit Facility will bear interest at a rate which equals, at our option, either (i) for alternative base rate, or ABR, borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the LIBOR, as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 25 to 75 basis points based on average historical availability, or (ii) for Eurocurrency borrowings, adjusted LIBOR plus a spread of 125 to 175 basis points, based on average historical availability. On March 31, 2021, we entered into an amendment to the Revolving Credit Facility, which reduced the rates under the Revolving Credit Facility and extended the maturity date from May 9, 2022 to the earliest of March 31, 2026 and the date that is 91 days prior to the maturity of the Term Loan Agreement or any permitted refinancing thereof.

A “commitment fee” accrues on any unused portion of the revolving commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points.

The obligations under the Revolving Credit Facility are secured by a first priority security interest in certain assets, including substantially all of the accounts receivable, inventory, deposit accounts, securities accounts and cash assets of the Company, CPG International LLC and the subsidiaries of CPG International LLC that are guarantors under the Revolving Credit Facility, and the proceeds thereof (subject to certain exceptions), or the Revolver Priority Collateral, plus a second priority security interest in all of the Term Loan Priority Collateral (as defined below). The obligations under the Revolving Credit Facility are guaranteed by the Company and the wholly owned domestic subsidiaries of CPG International LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of March 31, 2021 and September 30, 2020, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

We also have the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

Term Loan Agreement

The Term Loan Agreement is a first lien term loan. As of each of March 31, 2021, and September 30, 2020, CPG International LLC had $467.7 million outstanding under the Term Loan Agreement. The Term Loan Agreement will mature on May 5, 2024.

The interest rate applicable to the outstanding principal under the Term Loan Agreement equals, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate as of such day plus 50 basis points, (b) the prime rate and (c) the LIBOR as of such day for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, provided that in no event will the alternative base rate be less than 175 basis points, plus, in each case, the applicable margin of 150 basis points per annum; or (ii) in the case of Eurocurrency borrowings, the greater of (a) the LIBOR in effect for such interest period divided by one, minus the statutory reserves applicable to such Eurocurrency borrowing, if any, and (b) 75 basis points, plus the applicable margin of 250 basis points per annum. The applicable margin may be reduced by a further 25 basis points in respect of both Eurocurrency borrowings and ABR borrowings during any period that CPG International LLC maintains specified public corporate family ratings.

The obligations under the Term Loan Agreement are secured by a first priority security interest in the membership interests of CPG International LLC owned by the Company, the equity interests of CPG International LLC’s domestic subsidiaries and all remaining assets not constituting Revolver Priority Collateral (subject to certain exceptions) of the Company, CPG International LLC and the subsidiaries of CPG International LLC that are guarantors under the Term Loan Agreement, or the Term Loan Priority Collateral, and a second priority security interest in the Revolver Priority Collateral. The obligations under the Term Loan Agreement are guaranteed by the Company and the wholly owned domestic subsidiaries of CPG International LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

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

The Term Loan Agreement contains affirmative covenants, negative covenants and events of default, which are broadly consistent with those in the Revolving Credit Facility (with certain differences consistent with the differences between a revolving loan and term loan) and that are customary for facilities of this type. The Term Loan Agreement does not have any financial maintenance covenants. As of March 31, 2021 and September 30, 2020, CPG International LLC was in compliance with the covenants imposed by the Term Loan Agreement. The Term Loan Agreement also includes customary events of default, including the occurrence of a change of control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the Revolving Credit Facility. As of March 31, 2021 and September 30, 2020, we had $467.7 million outstanding under the Term Loan Agreement and no outstanding amounts under the Revolving Credit Facility. The Term Loan Agreement and Revolving Credit Facility bear interest at variable rates. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities as of March 31, 2021 and 2019, would have increased or decreased, respectively, annual cash interest by approximately $4.7 million and $8.1 million, respectively.

 In the future, in order to manage our interest rate risk, we may refinance our existing debt or enter into interest rate swaps or otherwise hedge the risk of changes in the interest rate under the Senior Secured Credit Facilities. However, we do not intend or expect to enter into derivative or interest rate swap transactions for speculative purposes.

Credit Risk

As of March 31, 2021 and September 30, 2020, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of products primarily to established distributors inside of the United States. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed. As of March 31, 2021, one customer represented more than 10% of our gross trade accounts receivable at 12.2%. As of September 30, 2020, three customers represented more than 10% of gross trade receivables; Customer A was 13.1%, Customer B was 12.6% and Customer C was 11.9%.

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

  Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2021.

Material Weaknesses in Internal Control over Financial Reporting Summary

As of March 31, 2021, two material weaknesses existed in our internal control over financial reporting. Those material weaknesses were the following: (i) we did not design or maintain an effective control environment commensurate with our financial reporting requirements and (ii) we did not design and maintain effective controls over certain information technology, or IT, general controls for information systems and applications that are relevant to the preparation of the financial statements, specifically relating to user access controls. We are currently in the process of remediating these material weaknesses and have implemented a number of measures and taken additional actions to address the underlying causes of these material weaknesses. Our efforts to date have included the following:

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

These material weaknesses will not be remediated until we have concluded that our controls are operating effectively for a sufficient period of time, which includes additional testing of operating effectiveness.

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

Please see below for more information on our material weaknesses existing as of March 31, 2021 and our remediation plan, as well as the previous material weaknesses that were remediated as of September 30, 2020.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously identified and disclosed in our Registration Statement on Form S-1 as filed with the SEC on February 7, 2020 that, as of September 30, 2019, certain material weaknesses existed in our internal control over financial reporting. The following material weaknesses in our internal control over financial reporting existed as of

March 31, 2021:

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

Management’s Plan to Remediate the Material Weaknesses

As it relates to the material weaknesses that existed as of March 31, 2021, we are currently in the process of remediating these material weaknesses and have implemented a number of measures and taken additional steps to address the underlying causes of the material weaknesses. Our efforts to date have included the following:

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

•

Although we have not remediated the material weakness related to the design and maintenance of effective controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs and data to appropriate company personnel, we have designed and have implemented certain IT general controls that address risks associated with user access and security; focused training for control owners to help sustain effective control operations; and implemented comprehensive remediation efforts relating to segregation of duties to strengthen user access controls and security. Specifically, we have designed and implemented the following as part of our ongoing remediation:

•

We have risk ranked segregation of duties conflicts within our core financial system, remediated the highest priority conflicts and, where necessary, identified and are validating the operating effectiveness of mitigating controls.

•

We enhanced and implemented user administration processes that manage how we grant, modify, and remove user access to our financial applications. We completed a comprehensive review of privileged user access across our financial applications to confirm that access rights are restricted to authorized users based on business need and are testing the controls to ensure they are operating effectively.

To complete our remediation plan related to appropriate segregation of duties and adequate restricted user and privileged access, we will confirm that such controls are operating effectively over a period of time.

While we believe these efforts will improve our internal controls and address the underlying causes of the two material weaknesses, such material weaknesses will not be remediated until we have concluded that our controls are operating effectively for a sufficient period of time. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in the 2020 Form 10-K, and in our Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision. The effects of the COVID-19 pandemic may also have the effect of significantly heightening many of the risks associated with our business and an investment in our Class A common stock, including the risks described in this Quarterly Report on Form 10-Q and in the 2020 Form 10-K. The occurrence of any of the following risks, or additional risks not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations and prospects. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment. Please refer to Item 1A. “Risk Factors” in the 2020 Form 10-K, which are incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors, except for the information disclosed elsewhere in this Quarterly Report on Form 10-Q that provides factual updates to those risk factors and the updates to the additional risk factors set forth below.

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

Accordingly, we are exposed to the risk of increases in the market prices of raw materials used in the manufacture of our products. For example, during the quarter ended March 31, 2021, prices for certain of our raw material costs, including costs for resin polyethylene and PVC material, were negatively impacted by supply chain and weather-related disruptions, including as a result of Winter Storm Uri, resulting in increased costs and disruption in supply.  In connection with the COVID-19 pandemic and vaccination efforts, we could also see pressure on the price of certain of our raw material costs as a result of actions taken by the government to allocate certain products pursuant to the U.S. Defense Production Act in a way that affects our suppliers and impacts their ability to fulfill our orders for those raw materials, in which event such fulfillment could be delayed or the price for such products may increase.

We seek to mitigate the effects of increases in raw material costs by broadening our supplier base, increasing our use of recycled material and scrap, reducing waste and exploring options for material substitution and by increasing prices. While we expect to be able to largely offset the impact of the cost increases described above as well as any cost increases, we could experience in the future, we may not be able to recover the increases through corresponding increases in the prices of our products or the other mitigating actions noted above. Even if we are able to implement mitigating actions and/or increase prices over time, we may not be able to take such action or increase prices as rapidly as the increase in our costs. If we are unable to, or experience a delay in our ability to, recover such increases in our costs, our gross profit will suffer. In addition, increases in the price of our products to compensate for increased costs of raw materials may reduce demand for our products and adversely affect our competitive position as compared to products made of other materials, such as wood and metal, that are not affected by changes in the price of resins and some of the other raw materials that we use in the manufacture of our products.

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

Risks Relating to Our Indebtedness

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR in the future may adversely affect our financing costs.

Currently, the Revolving Credit Facility and the Term Loan Agreement utilize the London Interbank Offered Rate, or LIBOR, or various alternative methods set forth in the Revolving Credit Facility and the Term Loan Agreement to calculate interest on any borrowings. National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices known as “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, or the FCA, which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, the ICE Benchmark Administration, or the IBA, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021, for only the one-week and two-month LIBOR tenors, and on June 30, 2023, for all other LIBOR tenors. The U.S. Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. On March 5, 2021, the IBA Benchmark Administration confirmed its intention to cease publication of (i) one week and two month USD LIBOR settings after December 31, 2021 and (ii) the remaining USD LIBOR settings after June 30, 2023. In accordance with recommendations from the Alternative Reference Rates Committee, USD LIBOR is expected to be replaced with the Secured Overnight Financing Rate, or the SOFR, a new index calculated on a daily basis by reference to short-term repurchase agreements for U.S. Treasury securities. Although there have been certain issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether SOFR or any other alternative reference rates will attain market acceptance as replacements for LIBOR.

At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates may have on LIBOR, other benchmarks or LIBOR-based debt instruments. The Revolving Credit Facility and the Term Loan Agreement include provisions intended to provide for the replacement of LIBOR with SOFR or another widely-accepted alternative benchmark rate upon the cessation of LIBOR, with corresponding adjustments to the applicable interest rate margins. However, uncertainty as to the nature of such potential discontinuance, modification, alternative reference rates, adjustments or other reforms could cause the interest rate calculated for the

Revolving Credit Facility and the Term Loan Agreement to be materially different than expected, which could have a material adverse effect on our financing costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

				Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Certificate of Incorporation of The AZEK Company Inc.	10-Q	3.1	08/14/2020	001-39322

3.2	Bylaws of The AZEK Company Inc.	10-Q	3.2	08/14/2020	001-39322

4.1	Stockholders Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.1	08/14/2020	001-39322

4.2	Registration Rights Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.2	08/14/2020	001-39322

10.1	Second Amendment dated February 2, 2021 to Amended and Restated Term Loan Credit Agreement dated as of June 18, 2018, among Borrower, the Company, certain subsidiaries of the Company hereto as guarantors, the lenders party hereto and the Administrative Agent.	8-K	10.1	02/08/2021	001-39322

10.2	Third Amendment dated March 31, 2021 to Amended and Restated Revolving Credit Agreement dated as of March 9, 2017, among Borrower, the Company, the lenders party hereto and the Agent.	8-K	10.1	04/05/2021	001-39322

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
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

The AZEK Company Inc.

Date: May 14, 2021	By:	/s/ Ralph Nicoletti
Ralph Nicoletti Senior Vice President and Chief Financial Officer (Principal Financial Officer)