Form 10-Q
period 2021-06-30
AZEK Co Inc.
filed 2021-08-13
CIK 1782754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 154,842,197 shares of Class A Common Stock, $0.001 par value per share, and 100 shares of Class B Common Stock, $0.001 par value per share, outstanding.

The AZEK Company Inc.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

in thousands	June 30, 2021	September 30, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$220,464	$215,012
Trade receivables, net of allowances	90,186	70,886
Inventories	172,791	130,070
Prepaid expenses	10,207	8,367
Other current assets	498	360
Total current assets	494,146	424,695
Property, plant and equipment - net	341,685	261,774
Goodwill	951,390	951,390
Intangible assets - net	254,708	292,374
Other assets	2,046	1,623
Total assets	$2,043,975	$1,931,856
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$49,736	$42,059
Accrued rebates	32,820	30,362
Accrued interest	1,103	1,103
Current portion of long-term debt obligations	—	—
Accrued expenses and other liabilities	53,910	50,516
Total current liabilities	137,569	124,040
Deferred income taxes	38,645	21,260
Finance lease obligation—less current portion	10,505	10,910
Long-term debt—less current portion	464,431	462,982
Other non-current liabilities	10,652	8,776
Total liabilities	661,802	627,968
Commitments and contingencies (See Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at June 30, 2021 and September 30, 2020, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 154,829,153 shares issued and outstanding at June 30, 2021 and 154,637,240 shares issued and outstanding at September 30, 2020	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at June 30, 2021 and at September 30, 2020, respectively	—	—
Additional paid‑in capital	1,610,884	1,587,208
Accumulated deficit	(228,866)	(283,475)
Total stockholders' equity	1,382,173	1,303,888
Total liabilities and stockholders' equity	$2,043,975	$1,931,856

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2021	2020	2021	2020
Net sales	$327,454	$223,711	$832,854	$635,339
Cost of sales	220,587	148,588	555,147	429,553
Gross profit	106,867	75,123	277,707	205,786
Selling, general and administrative expenses	70,300	65,164	183,226	158,330
Other general expenses	1,443	1,623	2,592	6,716
Loss (gain) on disposal of property, plant and equipment	325	366	624	394
Operating income (loss)	34,799	7,970	91,265	40,346

Other expenses:
Interest expense	4,219	25,148	16,931	64,882
Loss on extinguishment of debt	-	37,538	-	37,538
Total other expenses	4,219	62,686	16,931	102,420

Income (loss) before income taxes	30,580	(54,716)	74,334	(62,074)
Income tax expense (benefit)	8,811	(2,600)	19,725	(4,200)
Net income (loss)	$21,769	$(52,116)	$54,609	$(57,874)

Net income (loss) per common share - basic	$0.14	$(0.44)	$0.36	$(0.51)
Net income (loss) per common share - diluted	0.14	(0.44)	0.35	(0.51)

Comprehensive income (loss)	$21,769	$(52,116)	$54,609	$(57,874)
Weighted-average common shares outstanding - basic and diluted
Basic	153,854,313	118,738,357	153,623,579	113,525,537
Diluted	157,022,043	118,738,357	156,658,640	113,525,537

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. dollars, except for share amounts)

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 31, 2021	154,739,238	$155	100	$—	$1,599,883	$(250,635)	$1,349,403
Net income (loss)	—	—	—	—	—	21,769	21,769
Stock-based compensation	—	—	—	—	9,340	—	9,340
Exercise of vested stock options	89,915	—	—	—	1,661	—	1,661
Cancellation of restricted stock awards	—	—	—	—	—	—	—
Balance – June 30, 2021	154,829,153	$155	100	$—	$1,610,884	$(228,866)	$1,382,173

Balance – September 30, 2020	154,637,240	$155	100	$—	$1,587,208	$(283,475)	$1,303,888
Net income (loss)	—	—	—	—	—	54,609	54,609
Stock-based compensation	—	—	—	—	19,272	—	19,272
Exercise of vested stock options	213,908	—	—	—	4,614	—	4,614
Cancellation of restricted stock awards	(21,995)	—	—	—	—	—	—
IPO costs	—	—	—	—	(210)	—	(210)
Balance – June 30, 2021	154,829,153	$155	100	$—	$1,610,884	$(228,866)	$1,382,173

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 31, 2020	75,093,778	$75	33,068,963	$33	$652,298	$(167,000)	$485,406
Net income (loss)	—	—	—	—		(52,116)	(52,116)
Stock-based compensation	—	—	—	—	17,289	—	17,289
Conversion of profit interests into common shares	8,235,299	9	—	—	(9)	—	—
Net proceeds from initial public offering	38,237,500	38	—	—	819,373	—	819,411
Member redemptions prior to initial public offering	—	—	—	—	(477)	—	(477)
Balance – June 30, 2020	121,566,577	$122	33,068,963	$33	$1,488,474	$(219,116)	$1,269,513

Balance – September 30, 2019	75,093,778	$75	33,068,963	$33	$652,493	$(162,578)	$490,023
Adoption of ASU 2016-16	—	—	—	—	—	1,336	1,336
Net income (loss)	—	—	—	—	—	(57,874)	(57,874)
Stock-based compensation	—	—	—	—	18,670	—	18,670
Conversion of profit interests into common shares	8,235,299	9			(9)		-
Net proceeds from initial public offering	38,237,500	38			819,373		819,411
Member contributions prior to initial public offering	—	—	—	—	1,500	—	1,500
Member redemptions prior to initial public offering	—	—	—	—	(3,553)	—	(3,553)
Balance – June 30, 2020	121,566,577	$122	33,068,963	$33	$1,488,474	$(219,116)	$1,269,513

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$54,609	$(57,874)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	37,588	33,603
Amortization of intangibles	37,666	41,622
Non-cash interest expense	1,940	6,527
Deferred income tax (benefit) provision	17,385	(4,048)
Non-cash compensation expense	19,272	18,670
Loss (gain) on disposition of property	624	394
Bad debt provision	271	522
Loss on extinguishment of debt	—	37,538
Changes in certain assets and liabilities:
Trade receivables	(19,571)	(26,385)
Inventories	(42,722)	(12,703)
Prepaid expenses and other currents assets	(1,978)	(4,130)
Accounts payable	6,911	(12,753)
Accrued expenses and interest	4,832	(8,592)
Other assets and liabilities	1,901	(1,105)
Net cash provided by (used in) operating activities	118,728	11,286
Investing activities:
Purchases of property, plant and equipment	(116,037)	(54,768)
Proceeds from disposition of fixed assets	38	223
Acquisition, net of cash acquired	—	(18,453)
Net cash provided by (used in) investing activities	(115,999)	(72,998)
Financing activities:
Proceeds from initial public offering, net of related costs	(210)	822,630
Proceeds from 2025 Senior Notes	—	346,500
Redemption of Senior Notes	—	(665,000)
Payments of debt extinguishment costs	—	(24,938)
Proceeds under revolving credit facility	—	129,000
Payments under revolving credit facility	—	(85,000)
Payments on long-term debt obligations	—	(341,958)
Payment of debt issuance costs	(938)	(7,704)
Proceeds (repayments) of finance lease obligations	(743)	(601)
Exercise of vested stock options	4,614	—
Redemption of capital contributions	—	(3,553)
Capital contribution from members	—	1,500
Net cash provided by (used in) financing activities	2,723	170,876
Net increase (decrease) in cash and cash equivalents	5,452	109,164
Cash and cash equivalents – Beginning of period	215,012	105,947
Cash and cash equivalents – End of period	$220,464	$215,111
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$14,871	$70,801
Cash paid for income taxes, net	2,458	544
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$3,780	$5,058
Property, plant and equipment acquired under finance leases	569	630

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

On January 26, 2021, the Company completed an offering of 20,000,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriters of their option to purchase up to 3,000,000 additional shares of Class A common stock, at a public offering price of $40.00 per share. The shares were sold by certain of the Selling Stockholders. The Company did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the offering the Company incurred approximately $1.2 million in expenses.

On June 1, 2021, the Company completed an offering of 17,250,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriters of their option to purchase up to 2,250,000 additional shares of Class A common stock, at a public offering price of $43.50 per share. The shares were sold by certain of the Selling Stockholders. The

Company did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the offering the Company incurred approximately $1.1 million in expenses.

b. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates on a fiscal year ending September 30. The accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended June 30, 2021 and the cash flows for the nine months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Research and Development Costs

Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Condensed Consolidated Statements of Comprehensive Income (Loss). Total research and development expenses were approximately $1.9 million and $1.7 million, respectively, for the three months ended June 30, 2021 and 2020, and approximately $5.5 million and $5.7 million, respectively, for the nine months ended June 30, 2021 and 2020.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), and issued subsequent amendments to the initial guidance in September 2017 within ASU No. 2017-13, in January 2018 within ASU No. 2018-01, in July 2018 within ASU Nos. 2018-10 and 2018-11, in December 2018 within ASU No. 2018-20, in March 2019 within ASU No. 2019-01, in November 2019 within ASU No. 2019-10 and in June 2020 within ASU No. 2020-05. This standard requires lessees to present right-of-use assets and lease liabilities on the balance sheet. For public entities that are not EGCs, the updated standard is effective for fiscal years beginning after December 15, 2018, and for EGCs, the updated standard is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company will cease to qualify as an EGC effective September 30, 2021 and will adopt the standard in the fiscal year ending September 30, 2021. This standard provides the option to adopt through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, instead of applying the new guidance retrospectively for each prior reporting period presented. The Company is continuing to assess the impacts of the standard.  The adoption of the amended lease guidance will require the Company to recognize right of use assets and lease liabilities on its balance sheet attributable to operating leases for office equipment, manufacturing equipment, and office and manufacturing facilities.  The Company has completed its scoping reviews, has identified its leases by segment and by asset type, and is developing accounting policies upon adoption of the standard. Upon adoption, the Company does not expect the standard to materially affect its Consolidated Financial Statements.

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

The Company also engages in customer rebates, which are recorded in “Net sales” in the Condensed Consolidated Statements of Comprehensive Income (Loss) and in “Accrued rebates” and Trade receivables in the Condensed Consolidated Balance Sheets. The Company recorded accrued rebates of $32.8 million and $22.8 million as of June 30, 2021 and 2020, respectively, and contra trade receivables of $3.4 million and $3.0 million as of June 30, 2021 and 2020, respectively. The rebate activity was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$27,791	$22,123	$32,679	$24,858
Rebate expense	20,645	11,545	54,857	44,989
Rebate payments	(12,257)	(7,844)	(51,357)	(44,023)
Ending balance	$36,179	$25,824	$36,179	$25,824

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

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out “FIFO”) basis. Inventories consisted of the following (in thousands):

in thousands	June 30, 2021	September 30, 2020
Raw materials	$39,417	$33,850
Work in process	24,371	19,935
Finished goods	109,003	76,285
Total inventories	$172,791	$130,070

4. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment – net consisted of the following (in thousands):

	June 30, 2021	September 30, 2020
Land and improvements	$2,758	$2,758
Buildings and improvements	77,083	71,059
Capital lease – building	2,021	2,021
Capital lease – manufacturing equipment	1,026	1,026
Capital lease – vehicles	4,050	3,782
Manufacturing equipment	389,503	306,036
Computer equipment	27,301	24,927
Furniture and fixtures	6,013	5,689
Vehicles	588	465
Total property and equipment	510,343	417,763
Construction in progress	77,705	54,412
	588,048	472,175
Accumulated depreciation	(246,363)	(210,401)
Total property and equipment – net	$341,685	$261,774

The Company is considered the owner, for accounting purposes only, of leased office space, as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, the estimated fair value of the leased property was $9.2 million as of both June 30, 2021 and September 30, 2020. The corresponding lease financing obligation was $7.9 million as of both June 30, 2021 and September 30, 2020. The lease financing obligation was recorded in “Finance lease obligations – less current portion” in the Condensed Consolidated Balance Sheets. Refer to Note 15 for additional information.

Depreciation expense was approximately $13.3 million and $12.7 million in the three months ended June 30, 2021 and 2020, respectively, and $37.6 million and $33.6 million in the nine months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 and 2020, $0.5 million and $0.3 million of interest was capitalized, respectively, and during the nine months ended June 30, 2021 and 2020, $1.4 million and $0.8 million of interest was capitalized, respectively. Accumulated amortization for assets under capital leases was $4.6 million and $4.0 million as of June 30, 2021 and September 30, 2020, respectively. Accumulated amortization for assets under the build-to-suit lease was $0.8 million as of June 30, 2021 and $0.5 million as of September 30, 2020.

5. GOODWILL AND INTANGIBLE ASSETS—NET

Goodwill

As of both June 30, 2021 and September 30, 2020, the Company had goodwill of $951.4 million with carrying amounts for Residential of $911.0 million and Commercial of $40.4 million. As of June 30, 2021, total accumulated goodwill impairments were $32.2 million, all attributable to the Company’s Commercial segment.

Intangible assets, net

The Company does not have any indefinite lived intangible assets other than goodwill as of June 30, 2021 and September 30, 2020. Finite-lived intangible assets consisted of the following (in thousands):

		June 30, 2021
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Proprietary knowledge	10 - 15	$289,300	$(211,114)	$78,186
Trademarks	5 - 20	223,840	(135,904)	87,936
Customer relationships	15 - 19	146,670	(61,434)	85,236
Patents	10	7,000	(3,882)	3,118
Other intangibles	3 - 15	4,076	(3,844)	232
Total intangible assets		$670,886	$(416,178)	$254,708

		September 30, 2020
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$289,300	$(195,303)	$93,997
Trademarks	5 — 20	223,840	(124,521)	99,319
Customer relationships	15 — 19	146,670	(52,119)	94,551
Patents	10	7,000	(3,182)	3,818
Other intangible assets	3 — 15	4,076	(3,387)	689
Total intangible assets		$670,886	$(378,512)	$292,374

Amortization expense was approximately $12.5 million and $13.9 million in the three months ended June 30, 2021 and 2020, respectively, and $37.7 million and $41.6 million in the nine months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the remaining weighted-average amortization period for acquired intangible assets was 12.4 years.

6. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$1,487	$1,678	$1,332	$904
Provision	116	(229)	271	522
Bad debt write-offs	(540)	(107)	(540)	(119)
Acquisition	—	—	—	35
Ending balance	$1,063	$1,342	$1,063	$1,342

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	June 30, 2021	September 30, 2020
Employee related liabilities	$30,949	$26,554
Freight	3,277	5,530
Professional fees	4,030	4,249
Marketing	3,491	3,343
Warranty	2,977	2,921
Construction in progress	2,250	1,303
Capital lease	1,064	969
Manufacturing related accruals	1,816	1,664
Other	4,056	3,983
Ending balance	$53,910	$50,516

7. DEBT

Debt consisted of the following (in thousands):

	June 30, 2021	September 30, 2020
Term Loan due May 5, 2024 — LIBOR + 2.50% (3.25% at June 30, 2021) and LIBOR + 3.75% (4.75% at September 30, 2020), (includes a discount of $344 and $507 at June 30, 2021 and September 30, 2020, respectively)	$467,310	$467,147
Revolving Credit Facility through March 31, 2026 - LIBOR + 1.25% at June 30, 2021 and LIBOR +2.00% at September 30, 2020	—	—
Senior Notes due October 1, 2021 — Fixed at 8%	—	—
Total	467,310	467,147
Less unamortized deferred financing costs	(2,879)	(4,165)
Less current portion	—	—
Long-term debt—less current portion and unamortized deferred financing costs	$464,431	$462,982

 Term Loan Agreement

The term loan agreement, as amended and restated from time to time (the “Term Loan Agreement”), is a first lien term loan originally entered into on September 30, 2013 by the Company’s wholly-owned subsidiary, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC), as the initial borrower with a syndicate of lenders party thereto. As of June 30, 2021 and September 30, 2020, CPG International LLC had $467.7 million outstanding under the Term Loan Agreement.  The Term Loan Agreement matures on May 5, 2024.

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

In connection with the February 2, 2021 amendment, the Company recognized $0.6 million in interest expense in the nine months ended June 30, 2021 related to the write-off of unamortized debt discount and debt issuance costs. The Company incurred $0.1 million in lender fees which, together with $3.6 million in remaining unamortized debt discount and debt issuance costs, have been recorded as a reduction of long-term debt  and are being amortized over the remaining contractual life of the Term Loan Agreement using the effective interest method. In addition, the Company also incurred $0.9 million in various third-party fees and expenses related to the amendment to the Term Loan Agreement, which were recorded to interest expense in the nine months ended June 30, 2021.

As of June 30, 2021, and September 30, 2020, unamortized deferred financing fees related to the Term Loan Agreement were $2.9 million and $4.2 million, respectively. The Term Loan Agreement may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than the Prepayment Premium (as defined in the Term Loan Agreement), if applicable), subject to certain customary conditions.

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

CPG International LLC had no outstanding borrowings under the Revolving Credit Facility as of June 30, 2021 and September 30, 2020. In addition, CPG International LLC had $4.4 million and $6.8 million of outstanding letters of credit held against the Revolving Credit Facility as of June 30, 2021 and September 30, 2020, respectively.  CPG International LLC had approximately $145.6 million available under the borrowing base for future borrowings as of June 30, 2021. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

On March 31, 2021, CPG International LLC amended the Revolving Credit Facility, resulting in a repricing and extension thereof. Pursuant to such amendment, the interest rate has been reduced by 25 basis points to (i) for ABR borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the LIBOR as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 25 to 75 basis points, based on average historical availability, or (ii) for Eurocurrency borrowings, adjusted LIBOR plus a spread of 125 to 175 basis points, based on average historical availability. The maturity date for the Revolving Credit Facility was extended from May 9, 2022 to the earlier of March 31, 2026 and the date that is 91 days prior to the maturity of the Term Loan Agreement or any permitted refinancing thereof.

In connection with the March 31, 2021 amendment, the Company recognized $0.1 million in interest expense in the nine months ended June 30, 2021 related to the write-off of unamortized debt issuance costs. The Company incurred $0.9 million in lender and third-party fees which, together with $0.5 million in remaining unamortized debt issuance costs, have been recorded as other assets and are being amortized over the remaining contractual life of the facility on a straight-line basis. Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility at June 30, 2021 and September 30, 2020 were $1.3 million and $0.8 million, respectively.

  A “commitment fee” accrues on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points. The commitment fees were $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $0.3 million in the nine months ended June 30, 2021 and 2020, respectively.

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

 The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, CPG International LLC would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to CPG International LLC’s ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of June 30, 2021, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

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

2025 Senior Notes

On May 12, 2020, CPG International LLC issued $350.0 million of 9.500% 2025 Senior Notes with a maturity of May 15, 2025 (the “2025 Senior Notes”), and interest was payable on May 15 and November 15 of each year. In addition to certain other redemption options, the Company had the option to redeem all of the 2025 Senior Notes with the proceeds from a Qualified IPO at a redemption price equal to 107.125% of the principal amount of the 2025 Senior Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. On June 16, 2020, the Company used part of its net proceeds from the IPO to redeem $350.0 million in aggregate principal of the outstanding 2025 Senior Notes, paid $3.9 million in accrued interest and recognized a $35.6 million loss on the extinguishment in the “Loss on extinguishment of debt” within the Condensed Consolidated Statements of Comprehensive Income (Loss).

Interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Interest Expense
Term Loan Agreement	$3,842	$11,228	$13,942	$35,584
2021 Senior Notes	—	4,550	—	17,150
2025 Senior Notes	—	3,879	—	3,879
Revolving Credit Facility	156	846	473	1,434
Other	363	380	1,109	1,155
Amortization - Debt issue costs
Term Loan Agreement	254	3,630	2,243	4,620
2021 Senior Notes	—	176	—	880
2025 Senior Notes	—	180	—	180
Revolving Credit Facility	65	107	429	287
Term Loan OID	30	442	162	562
Capitalized interest	(491)	(270)	(1,427)	(849)
Interest expense	$4,219	$25,148	$16,931	$64,882

See Note 9 for the fair value of the Company’s debt as of June 30, 2021 and September 30, 2020.

8. PRODUCT WARRANTIES

The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved. The warranty reserve activity consisted of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$12,065	$11,984	$10,913	$11,133
Adjustments to reserve	1,720	35	4,270	2,226
Warranty claims payment	(843)	(770)	(2,269)	(2,247)
Accretion - purchase accounting valuation	—	28	28	165
Ending balance	12,942	11,277	12,942	11,277
Current portion of accrued warranty	(2,977)	(3,375)	(2,977)	(3,375)
Accrued warranty – less current portion	$9,965	$7,902	$9,965	$7,902

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

The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	June 30, 2021		September 30, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan due May 5, 2024	$467,310	$466,719	$467,147	$465,185

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

The segment data below includes data for Residential and Commercial for the three and nine months ended June 30, 2021 and 2020 (in thousands).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net sales to customers
Residential	$291,209	$192,599	$739,048	$538,514
Commercial	36,245	31,112	93,806	96,825
Total	$327,454	$223,711	$832,854	$635,339
Adjusted EBITDA
Residential	$82,525	$62,326	$222,999	$164,047
Commercial	6,273	5,024	13,304	11,179
Total Adjusted EBITDA for reporting segments	$88,798	$67,350	$236,303	$175,226
Unallocated net expenses	(16,082)	(9,530)	(43,623)	(27,782)
Adjustments to Income (loss) before income tax provision
Depreciation and amortization	(25,736)	(26,597)	(75,255)	(75,225)
Stock-based compensation costs	(9,510)	(18,788)	(19,646)	(20,169)
Business transformation costs (1)	—	(109)	—	(435)
Acquisition costs (2)	—	(182)	—	(1,538)
Initial public offering costs and Secondary offering costs	(1,443)	(1,623)	(2,592)	(6,716)
Capital structure transaction costs (3)	—	(37,538)	—	(37,538)
Other costs (4)	(1,228)	(2,551)	(3,922)	(3,015)
Interest expense, net	(4,219)	(25,148)	(16,931)	(64,882)
Income (loss) before income tax provision	$30,580	$(54,716)	$74,334	$(62,074)

(1)

Business transformation costs reflect consulting and other costs related to the transformation of the senior management team of $0.1 million and $0.4 million for the three and nine months ended June 30, 2020, respectively.

(2)

Acquisition costs reflect costs directly related to completed acquisitions of $0.1 million and $0.9 million in the three and nine months ended June 30, 2020, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $0.1 million and $0.6 million for the three and nine months ended June 30, 2020, respectively.

(3)

Capital structure transaction costs include loss on extinguishment of debt of $1.9 million for the 2021 Senior Notes and $35.6 million for the 2025 Senior Notes for the three and nine months ended June 30, 2020.

(4)

Other costs include costs for legal expense of $0.8 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $0.4 million for the nine months ended June 30, 2021 and 2020, respectively, reduction in workforce costs of $0.4 million for the three and nine months ended June 30, 2020 and costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.4 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $2.2 million for the nine months ended June 30, 2021 and 2020, respectively.

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

On January 26, 2021, the Company completed an offering of 20,000,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriters of their option to purchase up to 3,000,000 additional shares of Class A common stock, at a public offering price of $40.00 per share. The shares were sold by certain of the Selling Stockholders. The Company did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the offering the Company incurred approximately $1.2 million in expenses.

On June 1, 2021, the Company completed an offering of 17,250,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriters of their option to purchase up to 2,250,000 additional shares of Class A common stock, at a public offering price of $43.50 per share. The shares were sold by certain of the Selling Stockholders. The Company did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the offering the Company incurred approximately $1.1 million in expenses.

12. STOCK-BASED COMPENSATION

The Company grants stock-based awards to attract, retain and motivate key employees and directors.

Prior to the completion of the IPO, Profits Interests were issued through an LP Interest Agreement. The Profits Interests were, as part of the Corporate Conversion, converted into shares of common stock, restricted stock and stock options. The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), became effective as of June 11, 2020, the day of effectiveness of the registration statement filed in connection with the IPO. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with

4,597,638 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.

On February 4, 2021, the Compensation Committee of the Board of Directors authorized certain changes to our Chief Financial Officer’s (“CFO”) stock-based awards which are expected to be effective in connection with his retirement and contingent on the successful transition to his successor. These changes contemplate a retirement eligibility provision which is expected to allow certain awards to continue to vest in due course following retirement and extend the exercisability of the outstanding and exercisable stock options to the end of the contractual term of the options. This resulted in a Type III Modification (improbable to probable) as defined in accounting guidance, accounted for as a cancellation of the original award and a new grant under the revised terms, resulting in $5.1 million and $8.8 million of share-based compensation expense in the three and nine months ended June 30, 2021, respectively, with additional expense being recognized through the required service period.

Stock-based compensation expense for the three months ended June 30, 2021 and 2020 was $9.5 million and $18.8 million, respectively, and for the nine months ended June 30, 2021 and 2020 was $19.6 million and $20.2 million, respectively, recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income (Loss). Total income tax benefit for the three months ended June 30, 2021 and 2020 was $1.2 million and $1.6 million, respectively, and for the nine months ended June 30, 2021 and 2020 was $2.0 million and $1.6 million, respectively. As of June 30, 2021, the Company had not yet recognized compensation cost on unvested stock-based awards of $25.6 million, with a weighted average remaining recognition period of 2.5 years.

The Company uses the Monte Carlo pricing model to estimate the fair value of its performance-based awards as of the grant date, and uses the Black Scholes pricing model to estimate the fair value of its service-based awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within ten years of the grant date.

Stock Options

The following table summarizes the performance-based stock option activity for the nine months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2020	1,705,498	$23.00
Granted	—	—
Exercised	(132,705)	23.00
Cancelled/Forfeited	—	—
Outstanding at June 30, 2021	1,572,793	23.00	8.9	30,607
Vested and exercisable at June 30, 2021	1,572,793	$23.00	8.9	30,607

The following table summarizes the service-based stock option activity for the nine months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2020	3,382,947	$23.00
Granted	117,989	34.27
Exercised	(70,924)	23.00
Cancelled/Forfeited	(46,437)	23.00
Outstanding at June 30, 2021	3,383,575	23.39	9.0	64,515
Vested and exercisable at June 30, 2021	1,585,280	$23.00	8.9	30,850

Restricted Stock Awards

A summary of the service-based restricted stock awards activity during the nine months ended June 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2020	1,485,611	$23.00
Granted	—	—
Vested	(622,644)	23.00
Forfeited	(26,394)	23.00
Outstanding and unvested at June 30, 2021	836,573	$23.00

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

A summary of the performance-based restricted stock unit awards activity for the nine months ended June 30, 2021 presented at target was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2020	—	$—
Granted	115,562	34.98
Vested	—	—
Forfeited	(2,659)	34.27
Outstanding and unvested at June 30, 2021	112,903	$34.99

Restricted Stock Units

A summary of the service-based restricted stock unit awards activity for the nine months ended June 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2020	184,851	$23.00
Granted	197,098	35.92
Vested	(14,681)	29.92
Forfeited	(20,519)	25.96
Outstanding and unvested at June 30, 2021	346,749	$29.89

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$21,769	$(52,116)	$54,609	$(57,874)
Net income (loss) attributable to common stockholders- basic and diluted	$21,769	$(52,116)	$54,609	$(57,874)
Denominator:
Weighted-average shares of common stock
Basic	153,854,313	118,738,357	153,623,579	113,525,537
Diluted	157,022,043	118,738,357	156,658,640	113,525,537
Net income (loss) per share attributable to common stockholders:
Net income (loss) per common share - basic	$0.14	$(0.44)	$0.36	$(0.51)
Net income (loss) per common share - diluted	$0.14	$(0.44)	$0.35	$(0.51)

The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Restricted Stock Awards	—	1,143,949	—	381,316
Stock Options	—	992,632	83,412	330,877
Restricted Stock Units	5,207	32,877	5,160	10,959

14. INCOME TAXES

The Company calculates the interim tax provision in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-270, Income Taxes; Interim Reporting, specifically ASC-740-270-25-2. For interim periods, the Company estimates the annual effective income tax rate (“AETR”) and applies the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rates for the three months ended June 30, 2021 and 2020 were 28.8% and 4.8%, respectively, and for the nine months ended June 30, 2021 and 2020 were 26.5% and 6.8%. The increase in the effective income tax rate for the three and nine months ended June 30, 2021, as compared to the three and nine months ended June 30, 2020, is primarily driven by the impact of the decreased forecasted non-deductible compensation costs in the current year.

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

Future minimum annual payments under noncancelable leases with initial or remaining noncancelable lease terms in excess of one year as of June 30, 2021 were as follows (in thousands):

	As of June 30,2021
	Capital	Financing	Operating
Remaining period of 2021	$428	$193	$1,035
2022	1,616	787	5,324
2023	1,261	806	5,538
2024	892	826	4,874
2025	648	846	4,441
Thereafter	2,191	3,823	34,892
Total Payments	$7,036	$7,281	$56,104
Less amount representing interest	(3,319)
Present value of minimum capital lease payments	$3,717

Total rent expense was approximately $1.0 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $2.4 million and $1.1 million for the nine months ended June 30, 2021 and 2020, respectively. The future minimum sublease income under a noncancelable subleases was $0.7 million at June 30, 2021.

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

Loss Contingencies

During the year ended September 30, 2019, the Company was made aware of a worker’s compensation case that became reasonably possible to give rise to a liability. The case remains in discovery, and the nature and extent of the Company’s exposure is being determined. The Company expects a range of loss of $0.4 million to $0.5 million. As of June 30, 2021, there are various other worker’s compensation and personal injury claims that have been made against the Company. All such claims are being contested and the Company does not believe a loss is probable; therefore, no reserve has been recorded related to these matters. In addition, the Company carries insurance for these types of matters and is expecting to recover thereon.

The Company is a party to various legal proceedings and claims, which arise in the ordinary course of business. As of June 30, 2021, the Company determined that there was not at least a reasonable possibility that it had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such proceedings.

16. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

The AZEK Company Inc. (parent company only)

Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	June 30, 2021	September 30, 2020
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,382,173	$1,303,888
Total non-current assets	1,382,173	1,303,888
Total assets	$1,382,173	$1,303,888
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at June 30, 2021 and at September 30, 2020, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 154,829,153 shares issued and outstanding at June 30, 2021 and 154,637,240 shares issued and outstanding at September 30, 2020	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at June 30, 2021 and at September 30, 2020, respectively	—	—
Additional paid-in capital	1,610,884	1,587,208
Accumulated deficit	(228,866)	(283,475)
Total stockholders’ equity	1,382,173	1,303,888
Total liabilities and stockholders’ equity	$1,382,173	$1,303,888

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) of subsidiaries	$21,769	$(52,116)	$54,609	$(57,874)
Net income (loss) of subsidiaries	$21,769	$(52,116)	$54,609	$(57,874)
Comprehensive income (loss)	$21,769	$(52,116)	$54,609	$(57,874)

The AZEK Company Inc. did not have any cash as of June 30, 2021 or September 30, 2020, accordingly a Condensed Statement of Cash Flows has not been presented.

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

Dividends from Subsidiaries

There were no cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during each of the three and nine months ended June 30, 2021 and 2020.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations, expansion plans, capital investments, capacity targets and other strategic initiatives, are forward-looking statements. In some cases, forward looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” or the negative of these terms and similar expressions intended to identify forward-looking statements. In particular, statements about potential new products and product innovation, statements regarding the potential impact of the COVID-19 pandemic, statements about the markets in which we operate and the economy more generally, including growth of our various markets and growth in the use of engineered products as well as our ability to share in such growth, statements about our ability to source our raw materials in line with our expectations, future pricing for our products or our raw materials and our ability to successfully manage market risk and control or reduce costs, statements with respect to our ability to meet future goals and targets, including our environmental, social and governance targets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in the Quarterly Report on Form 10-Q are forward-looking statements. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including the 2020 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on our business, financial condition and results of operations, we expect that these measures may not fully mitigate the impact of the COVID-19 pandemic on our business, financial condition and results of operations. While governmental and other measures have been relaxed in the United States since the onset of the pandemic, we cannot predict the degree to, or the period over, which we will be affected by the pandemic and such measures, including any impact of such measures being reimposed, whether as a result of increased prevalence of COVID-19 variants or otherwise. We expect that the economic effects of the COVID-19 pandemic will likely continue to affect demand for our products over the balance of fiscal 2021 in ways that may be difficult to predict. The global impact of the COVID-19 pandemic continues to evolve, and we continue to monitor the situation closely. As the COVID-19 pandemic continues, it may also have the effect of heightening many of the risks described in “Risk Factors” in this Quarterly Report on Form 10-Q and in our other SEC filings, including the 2020 Form 10-K.

Other Recent Developments

During the quarter ended June 30, 2021, prices for certain of our raw material costs, including costs for resin polyethylene and PVC material, which have historically fluctuated depending on, among other things, overall market supply and demand and general business conditions, continued to be negatively impacted by supply chain disruptions, resulting in increases to our costs of goods sold and disruption in supply.  In response, we have implemented a combination of pricing increases and productivity initiatives aimed at mitigating the impact of these events and other inflationary pressures. We expect these events will continue to impact our cost of goods sold until these disruptions subside.  See Item 1A. Risk Factors — "Shortages in supply, price increases or deviations in the quality of the raw materials used to manufacture our products could adversely affect our sales and operating results."

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following tables summarize certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
(U.S. dollars in thousands)	2021	2020	$ Variance	% Variance
Net sales	$327,454	$223,711	$103,743	46.4%
Cost of sales	220,587	148,588	71,999	48.5
Gross profit	106,867	75,123	31,744	42.3
Selling, general and administrative expenses	70,300	65,164	5,136	7.9
Other general expenses	1,443	1,623	(180)	(11.1)
Loss (gain) on disposal of property, plant and equipment	325	366	(41)	(11.2)
Operating income (loss)	34,799	7,970	26,829	336.6
Interest expense, net	4,219	25,148	(20,929)	(83.2)
Loss on extinguishment of debt	—	37,538	(37,538)	(100.0)
Income tax expense (benefit)	8,811	(2,600)	11,411	N/M
Net income (loss)	$21,769	$(52,116)	$73,885	N/M

“N/M” indicates the variance as a percentage is not meaningful.

Net Sales

Net sales for the three months ended June 30, 2021 increased by $103.7 million, or 46.4%, to $327.5 million from $223.7 million for the three months ended June 30, 2020. The increase was attributable to higher sales growth in both our Residential and Commercial segments. Net sales for the three months ended June 30, 2021 increased for our Residential segment by 51.2% and increased for our Commercial segment by 16.5%, in each case as compared to the prior year.

Cost of Sales

Cost of sales for the three months ended June 30, 2021 increased by $72.0 million, or 48.5%, to $220.6 million from $148.6 million for the three months ended June 30, 2020 primarily due to increased costs on higher sales volumes and higher costs of raw materials and manufacturing.

Gross Profit

Gross profit for the three months ended June 30, 2021 increased by $31.7 million, or 42.3%, to $106.9 million from $75.1 million for the three months ended June 30, 2020. The increase in gross profit was primarily driven by the strong sales results in the Residential and Commercial segment which includes positive pricing and manufacturing productivity, partially offset by higher costs. Gross profit as a percent of net sales decreased to 32.6% for the three months ended June 30, 2021 compared to 33.6% for the three months ended June 30, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5.1 million, or 7.9%, to $70.3 million, or 21.5% of net sales, for the three months ended June 30, 2021 from $65.2 million, or 29.1% of net sales, for the three months ended June 30, 2020. The increase was primarily attributable to higher personnel costs, public company costs, professional fees and marketing expenses, partially offset by lower stock-based compensation expense.

 Other General Expenses

Other general expenses were $1.4 million during the three months ended June 30, 2021, which related primarily to our secondary offering in June of 2021 and $1.6 million during the three months ended June 30, 2020, which related to our initial public offering in June 2020.

Interest Expense, net

Interest expense, net, decreased by $20.9 million, or 83.2%, to $4.2 million for the three months ended June 30, 2021 from $25.1 million for the three months ended June 30, 2020. Interest expense, net decreased primarily due to the reduced principal amount outstanding under our Term Loan Agreement and our formerly outstanding 2021 Senior Notes and 2025 Senior Notes, as well as a lower interest rate on our Term Loan during the three months ended June 30, 2021, when compared to the three months ended June 30, 2020.

Loss on Extinguishment of Debt

Loss on extinguishment of debt decreased by $37.5 million for the three months ended June 30, 2021 due to the extinguishment of the 2025 Senior Notes and 2021 Senior Notes in the three months ended June 30, 2020.

Income Tax Expense (Benefit)

Income tax expense increased by $11.4 million to $8.8 million for the three months ended June 30, 2021 compared to a $2.6 million income tax benefit for the three months ended June 30, 2020. The increase in our income tax expense was primarily driven by our pre-tax operating earnings.

Net Income (Loss)

Net income increased by $73.9 million to $21.8 million for the three months ended June 30, 2021 compared to a net loss of $52.1 million for the three months ended June 30, 2020, due to the factors described above.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

The following tables summarize certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the nine months ended June 30, 2021 and 2020.

	Nine Months Ended June 30,
(U.S. dollars in thousands)	2021	2020	$ Variance	% Variance
Net sales	$832,854	$635,339	$197,515	31.1%
Cost of sales	555,147	429,553	125,594	29.2
Gross profit	277,707	205,786	71,921	34.9
Selling, general and administrative expenses	183,226	158,330	24,896	15.7
Other general expenses	2,592	6,716	(4,124)	(61.4)
Loss (gain) on disposal of property, plant and equipment	624	394	230	58.4
Operating income (loss)	91,265	40,346	50,919	126.2
Interest expense, net	16,931	64,882	(47,951)	(73.9)
Loss on extinguishment of debt	—	37,538	(37,538)	(100.0)
Income tax expense (benefit)	19,725	(4,200)	23,925	N/M
Net income (loss)	$54,609	$(57,874)	$112,483	N/M

“N/M” indicates the variance as a percentage is not meaningful.

Net Sales

Net sales for the nine months ended June 30, 2021 increased by $197.5 million, or 31.1%, to $832.9 million from $635.3 million for the nine months ended June 30, 2020. The increase was primarily attributable to higher sales growth in our Residential segment. Net sales for the nine months ended June 30, 2021 increased for our Residential segment by 37.2% and decreased for our Commercial segment by 3.1%, in each case as compared to the prior year.

Cost of Sales

Cost of sales for the nine months ended June 30, 2021 increased by $125.6 million, or 29.2%, to $555.1 million from $429.6 million for the nine months ended June 30, 2020 primarily due to increased costs on higher sales volumes and higher costs of raw materials and manufacturing.

Gross Profit

Gross profit for the nine months ended June 30, 2021 increased by $71.9 million or 34.9%, to $277.7 million from $205.8 million for the nine months ended June 30, 2020. The increase in gross profit was primarily driven by the strong results in the Residential segment which includes positive pricing and manufacturing productivity, partially offset by higher costs. Gross profit as a percent of net sales increased to 33.3% for the nine months ended June 30, 2021 compared to 32.4% for the nine months ended June 30, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $24.9 million, or 15.7%, to $183.2 million, or 22.0% of net sales, for the nine months ended June 30, 2021 from $158.3 million, or 24.9% of net sales, for the nine months ended June 30, 2020. The increase was primarily attributable to personnel costs, professional fees, marketing expenses and ongoing public company expenses.

 Other General Expenses

Other general expenses were $2.6 million during the nine months ended June 30, 2021, which primarily related to our secondary offerings in January and June of 2021 and $6.7 million during the nine months ended June 30, 2020, which related to our initial public offering in June 2020.

Interest Expense, net

Interest expense, net, decreased by $48.0 million, or 73.9%, to $16.9 million for the nine months ended June 30, 2021 from $64.9 million for the nine months ended June 30, 2020. Interest expense, net decreased primarily due to the reduced principal amount outstanding under our Term Loan Agreement and our formerly outstanding 2021 Senior Notes and 2025 Senior Notes during the nine months ended June 30, 2021, when compared to the nine months ended June 30, 2020.

Loss on Extinguishment of Debt

Loss on extinguishment of debt decreased by $37.5 million for the nine months ended June 30, 2021 due to the extinguishment of the 2025 Senior Notes and 2021 Senior Notes in the nine months ended June 30, 2020.

Income Tax Expense (Benefit)

Income tax expense increased by $23.9 million to $19.7 million for the nine months ended June 30, 2021 compared to an income tax benefit of $4.2 million for the nine months ended June 30, 2020. The increase in our income tax expense was primarily driven by our pre-tax operating earnings.

Net Income (Loss)

Net income increased by $112.5 million to $54.6 million for the nine months ended June 30, 2021 compared to a net loss of $57.9 million for the nine months ended June 30, 2020, due to the factors described above.

Segment Results of Operations

We report our results in two segments: Residential and Commercial. The key segment measures used by our chief operating decision maker in deciding how to evaluate performance and allocate resources to each of the segments are Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin. Depending on certain circumstances, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin may be calculated differently, from time to time, than our Adjusted EBITDA and Adjusted EBITDA Margin, which are further discussed under the heading “Non-GAAP Financial Measures.” Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin represent measures of segment profit reported to our chief operating decision maker for the purpose of making decisions about allocating resources to a segment and assessing its performance and are determined as disclosed in our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q consistent with the requirements of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC 280, Segment Reporting. We define Segment Adjusted EBITDA as a segment’s net income (loss) before income tax (benefit) expense and by adding to or subtracting therefrom interest expense, net, depreciation and amortization, share-based compensation costs, asset impairment and inventory revaluation costs, business transformation costs, capital structure transaction costs, acquisition costs, initial public offering costs and certain other costs. Segment Adjusted EBITDA Margin is equal to a segment’s Segment Adjusted EBITDA divided by such segment’s net sales. Corporate expenses, which include selling, general and administrative costs related to our corporate offices, including payroll and other professional fees, are not included in computing Segment Adjusted EBITDA. Such corporate expenses increased by $6.6 million to $16.1 million for the three months ended June 30, 2021, from $9.5 million for the three months ended June 30, 2020, and increased by $15.8 million to $43.6 million for the nine months ended June 30, 2021, from $27.8 million for the nine months ended June 30, 2020.

Residential

The following table summarizes certain financial information relating to the Residential segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,				Nine Months Ended June 30,
(U.S. dollars in thousands)	2021	2020	$ Variance	% Variance	2021	2020	$ Variance	% Variance
Net sales	$291,209	$192,599	$98,610	51.2%	$739,048	$538,514	$200,534	37.2%
Segment Adjusted EBITDA	82,525	62,326	20,199	32.4%	222,999	164,047	58,952	35.9%
Segment Adjusted EBITDA Margin	28.3%	32.4%	N/A	N/A	30.2%	30.5%	N/A	N/A

Net Sales

Net sales for the three months ended June 30, 2021 increased by $98.6 million, or 51.2%, to $291.2 million from $192.6 million for the three months ended June 30, 2020. The increase was primarily attributable to higher net sales related to our Deck, Rail & Accessories and Exteriors businesses.

Net sales for the nine months ended June 30, 2021 increased by $200.5 million, or 37.2%, to $739.0 million from $538.5 million for the nine months ended June 30, 2020. The increase was primarily attributable to higher net sales related to our Deck, Rail & Accessories and Exteriors businesses.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2021 increased by $20.2 million, or 32.4%, to $82.5 million from $62.3 million for the three months ended June 30, 2020. The increase was mainly driven by higher sales and manufacturing productivity, partially offset by higher raw material costs, manufacturing costs and selling, general and administrative expenses.

Segment Adjusted EBITDA for the nine months ended June 30, 2021 increased by $59.0 million, or 35.9%, to $223.0 million from $164.0 million for the nine months ended June 30, 2020. The increase was mainly driven by higher sales and manufacturing productivity, partially offset by higher selling, general and administrative expenses and manufacturing costs.

Commercial

The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,				Nine Months Ended June 30,
(U.S. dollars in thousands)	2021	2020	$ Variance	% Variance	2021	2020	$ Variance	% Variance
Net sales	$36,245	$31,112	$5,133	16.5%	$93,806	$96,825	$(3,019)	(3.1)%
Segment Adjusted EBITDA	6,273	5,024	1,249	24.9%	13,304	11,179	2,125	19.0%
Segment Adjusted EBITDA Margin	17.3%	16.1%	N/A	N/A	14.2%	11.5%	N/A	N/A

Net Sales

Net sales for the three months ended June 30, 2021 increased by $5.1 million, or 16.5%, to $36.2 million from $31.1 million for the three months ended June 30, 2020. The increase was primarily attributable to higher net sales in our Vycom business, partially offset by decreased net sales in our Scranton Products business.

Net sales for the nine months ended June 30, 2021 decreased by $3.0 million, or 3.1%, to $93.8 million from $96.8 million for the nine months ended June 30, 2020. The decrease was primarily attributable to lower net sales in our Scranton Products and Vycom businesses, partially offset by increased pricing.

Segment Adjusted EBITDA

Segment Adjusted EBITDA of the Commercial segment was $6.3 million for the three months ended June 30, 2021, compared to $5.0 million for the three months ended June 30, 2020. The increase was primarily driven by higher sales in the Vycom business and net manufacturing productivity.

Segment Adjusted EBITDA of the Commercial segment was $13.3 million for the nine months ended June 30, 2021, compared to $11.2 million for the nine months ended June 30, 2020. The slight increase was primarily driven by net manufacturing productivity and lower selling, general and administrative expenses, partially offset by lower net sales as described above.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands, except per share amounts)	2021	2020	2021	2020
Adjusted Gross Profit	$124,121	$91,234	$327,559	$252,989
Adjusted Gross Profit Margin	37.9%	40.8%	39.3%	39.8%
Adjusted Net Income	$40,533	$6,249	$102,822	$28,278
Adjusted Diluted EPS	$0.26	$0.05	$0.66	$0.25
Adjusted EBITDA	$72,716	$57,820	$192,680	$147,444
Adjusted EBITDA Margin	22.2%	25.8%	23.1%	23.2%

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

The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands)	2021	2020	2021	2020
Gross Profit	$106,867	$75,123	$277,707	$205,786
Depreciation and amortization (1)	17,254	15,925	49,852	46,463
Acquisitions costs (2)	—	111	—	665
Other costs (3)	—	75	—	75
Adjusted Gross Profit	$124,121	$91,234	$327,559	$252,989

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Gross Margin	32.6%	33.6%	33.3%	32.4%
Depreciation and amortization	5.3%	7.1%	6.0%	7.3%
Acquisitions costs	—	0.1%	—	0.1%
Other costs	—	—	—	—
Adjusted Gross Profit Margin	37.9%	40.8%	39.3%	39.8%

(1)

Depreciation and amortization for the three months ended June 30, 2021 and 2020 consists of $11.8 million and $9.7 million, respectively, of depreciation and $5.5 million and $6.2 million, respectively, of amortization of intangible assets relating to our manufacturing process. Depreciation and amortization for the nine months ended June 30, 2021 and 2020 consists of $33.3 million and $27.9 million, respectively, of depreciation and $16.5 million and $18.6 million, respectively, of amortization of intangible assets relating to our manufacturing process.

(2)	Acquisition costs reflect inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition.
(3)	Other costs reflect reduction in workforce costs of $0.1 million for the three and nine months ended June 30, 2020.

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands)	2021	2020	2021	2020
Net income (loss)	$21,769	$(52,116)	$54,609	$(57,874)
Amortization (1)	12,483	13,885	37,666	41,621
Stock-based compensation (2)	8,167	18,788	16,940	20,169
Business transformation costs (3)	—	109	—	435
Acquisition costs (4)	—	182	—	1,538
Initial public offering and secondary offering costs	1,443	1,623	2,592	6,716
Other costs (5)	1,228	2,551	3,922	3,015
Capital structure transaction costs (6)	—	37,538	—	37,538
Tax impact of adjustments (7)	(4,557)	(16,311)	(12,907)	(24,880)
Adjusted Net Income	$40,533	$6,249	$102,822	$28,278

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$0.14	$(0.44)	$0.35	$(0.51)
Amortization	0.08	0.12	0.23	0.37
Stock-based compensation	0.05	0.16	0.11	0.18
Business transformation costs	—	—	—	—
Acquisition costs	—	—	—	0.01
Initial public offering and secondary offering costs	0.01	0.01	0.02	0.06
Other costs	0.01	0.02	0.03	0.03
Capital structure transaction costs	—	0.32	—	0.33
Tax impact of adjustments	(0.03)	(0.14)	(0.08)	(0.22)
Adjusted Diluted EPS (8)	$0.26	$0.05	$0.66	$0.25

(1)	Effective as of September 30, 2020, we revised the definition of Adjusted Net Income to remove depreciation expense from the calculation. The prior periods have been recast to reflect the change.
(2)

Stock-based compensation costs for the three and nine months ended June 30, 2021 reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.

(3)

Business transformation costs reflect consulting and other costs related to the transformation of the senior management team of $0.1 million and $0.4 million for the three and nine months ended June 30, 2020, respectively.

(4)

Acquisition costs reflect costs directly related to completed acquisitions of $0.1 million and $0.9 million for the three and nine months ended June 30, 2020, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $0.1 million and $0.6 million for the three and nine months ended June 30, 2020, respectively.

(5)

Other costs include costs for legal expense of $0.8 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $0.4 million for the nine months ended June 30, 2021 and 2020, respectively, reduction in workforce costs of $0.4 million for each of the three and nine months ended June 30, 2020 and costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.4 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $2.2 million for the nine months ended June 30, 2021 and 2020, respectively.

(6)     Capital structure transaction costs include loss on extinguishment of debt of $1.9 million for the 2021 Senior

Notes and $35.7 million for the 2025 Senior Notes for the three and nine months ended June 30, 2020.

(7)	Tax impact of adjustments are based on applying a combined U.S. federal and state statutory tax rate of 24.5% for both the three and nine months ended June 30, 2021 and 2020.
(8)

Weighted average common shares outstanding used in computing diluted net income (loss) per common share of 157,022,043 and 119,067,790 for the three months ended June 30, 2021 and 2020, respectively, and 156,658,640 and 113,635,347 for the nine months ended June 30, 2021 and 2020, respectively.

.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands)	2021	2020	2021	2020
Net income (loss)	$21,769	$(52,116)	$54,609	$(57,874)
Interest expense	4,219	25,148	16,931	64,882
Depreciation and amortization	25,736	26,597	75,255	75,225
Income tax expense (benefit)	8,811	(2,600)	19,725	(4,200)
Stock-based compensation	9,510	18,788	19,646	20,169
Business transformation costs (1)	—	109	—	435
Acquisition costs (2)	—	182	—	1,538
Initial public offering and secondary offering costs	1,443	1,623	2,592	6,716
Other costs (3)	1,228	2,551	3,922	3,015
Capital structure transaction costs (4)	—	37,538	—	37,538
Total adjustments	50,947	109,936	138,071	205,318
Adjusted EBITDA	$72,716	$57,820	$192,680	$147,444

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	6.6%	-23.3%	6.6%	-9.1%
Interest expense	1.3%	11.2%	2.0%	10.2%
Depreciation and amortization	7.9%	11.9%	9.0%	11.8%
Income tax expense (benefit)	2.7%	-1.2%	2.4%	-0.7%
Stockbased compensation	2.9%	8.4%	2.3%	3.2%
Business transformation costs	—	—	—	0.1%
Acquisition costs	—	0.1%	—	0.2%
Initial public offering costs	0.4%	0.7%	0.3%	1.1%
Other costs	0.4%	1.1%	0.5%	0.5%
Capital structure transaction costs	—	16.9%	—	5.9%
Total adjustments	15.6%	49.1%	16.5%	32.3%
Adjusted EBITDA Margin	22.2%	25.8%	23.1%	23.2%

(1)

Business transformation costs reflect consulting and other costs related to the transformation of the senior management team of $0.1 million and $0.4 million for the three and nine months ended June 30, 2020, respectively.

(2)

Acquisition costs reflect costs directly related to completed acquisitions of $0.1 million and $0.9 million for the three and nine months ended June 30, 2020, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $0.1 million and $0.6 million for the three and nine months ended June 30, 2020, respectively.

(3)

Other costs include costs for legal expense of $0.8 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $0.4 million for the nine months ended June 30, 2021 and 2020, respectively, reduction in workforce costs of $0.4 million for each of the three and nine months ended June 30, 2020 and costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.4 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $2.2 million for the nine months ended June 30, 2021 and 2020, respectively.

(4)   Capital structure transaction costs include loss on extinguishment of debt of $1.9 million for the 2021 Senior

         Notes and $35.7 million for the 2025 Senior Notes for the three and nine months ended June 30, 2020.

Liquidity and Capital Resources

Liquidity Outlook

Our primary cash needs are to fund working capital, capital expenditures, debt service and any acquisitions we may undertake. As of June 30, 2021, we had cash and cash equivalents of $220.5 million and total indebtedness of $467.7 million. CPG International LLC, our direct, wholly owned subsidiary, had approximately $145.6 million available under the borrowing base for future borrowings as of June 30, 2021. CPG International LLC also has the option to increase the commitments under the Revolving Credit

Facility by up to $100.0 million, subject to certain conditions. During fiscal year 2020, we initially announced an acceleration and expansion of our capacity investment from $100.0 million to $180.0 million. Recently we announced an additional $50 million to $60 million of capacity investment for the fiscal year 2021 and believe we have the adequate liquidity to meet the higher level of capacity investment in the fiscal year.

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

The Senior Secured Credit Facilities contain covenants restricting payments of dividends by CPG International LLC unless certain conditions, as provided in the Senior Secured Credit Facilities, are met. The covenants under our Senior Secured Credit Facilities provide for certain exceptions for specific types of payments. However, other than restricted payments under the specified exceptions, the covenants under our Term Loan Agreement generally prohibit the payment of dividends unless the fixed charge coverage ratio of CPG International LLC, on a pro forma basis, for the four quarters preceding the declaration or payment of such dividend would be at least 2.00 to 1.00 and such restricted payments do not exceed an amount based on the sum of $40.0 million plus 50% of consolidated net income for the period commencing October 1, 2013 to the end of the most recent fiscal quarter for which internal consolidated financial statements of CPG International LLC are available at the time of such restricted payment, plus certain customary addbacks. Based on the general restrictions in our Term Loan Agreement as of June 30, 2021, CPG International LLC would have been permitted to declare or pay dividends of up to $146.8 million, plus any dividends for the specific purposes specified in the Senior Secured Credit Facilities.

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

On September 30, 2013, our subsidiary, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC, a limited liability company formed to effect the acquisition of CPG International LLC), and the lenders party thereto entered into the Revolving Credit Facility. On March 9, 2017, the Revolving Credit Facility was amended and restated to provide for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a specified percentage of eligible accounts receivable and inventory, less reserves that may be established by the Revolver Administrative Agent in the exercise of its reasonable credit judgment. As of June 30, 2021 and September 30, 2020, CPG International LLC had no outstanding borrowings under the Revolving Credit Facility and had $4.4 million and $6.8 million, respectively, of outstanding letters of credit held against the Revolving Credit Facility. As of June 30, 2021 and September 30, 2020, CPG International LLC had approximately $145.6 million and $129.4 million, respectively, available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $220.5 million and $215.0 million, respectively. Because our borrowing capacity under the Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, the amount available under the borrowing base may not reflect actual borrowing capacity under the Revolving Credit Facility.

Cash Uses

Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, and, if market conditions warrant, making selected acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.

The table below details the total operating, investing and financing activity cash flows for the nine months ended June 30, 2021 and 2020.

Cash Flows

	Nine Months Ended June 30,
(U.S. dollars in thousands)	2021	2020	$ Variance	% Variance
Net cash provided by (used in) operating activities	$118,728	$11,286	$107,442	952.0%
Net cash provided by (used in) investing activities	(115,999)	(72,998)	(43,001)	58.9%
Net cash provided by (used in) financing activities	2,723	170,876	(168,153)	(98.4)%
Net increase (decrease) in cash	$5,452	$109,164	$(103,712)	(95.0)%

Operating Activities

Net cash provided by (used in) operating activities was $118.7 million and $11.3 million for the nine months ended June 30, 2021 and 2020, respectively. The $107.4 million increase in cash provided by operating activities is primarily related the increase in net income over the nine months ended June 30, 2020, partially offset by higher inventory levels.

Investing Activities

Net cash provided by (used) in investing activities was $(116.0) million and $(73.0) million for the nine months ended June 30, 2021 and 2020, respectively. Net cash provided by (used in) investing activities for the nine months ended June 30, 2021 primarily consisted of purchases of property, plant and equipment to support our expansion of capacity in our manufacturing facilities, as compared to the nine months ended June 30, 2020, which primarily consisted of purchases of property, plant and equipment in the normal course of business and $18.5 million for the acquisition of Return Polymers, Inc.

Financing Activities

          Net cash provided by (used in) financing activities was $2.7 million and $170.9 million for the nine months ended June 30, 2021 and 2020, respectively. Net cash provided by (used in) financing activities for the nine months ended June 30, 2021 primarily consisted of cash received from the exercise of stock options and debt fees paid to third parties, as compared to the nine months ended June 30, 2020, which primarily consisted of proceeds from our IPO, net of related costs, our issuance of the 2025 Senior Notes and the Revolving Credit Facility, offset by our redemption of the 2025 Senior Notes and the 2021 Senior Notes, debt payments and redemptions of capital contributions.

Indebtedness

Revolving Credit Facility

The Revolving Credit Facility provides for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. Outstanding revolving loans under the Revolving Credit Facility will bear interest at a rate which equals, at our option, either (i) for alternative base rate, or ABR, borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the LIBOR, as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 25 to 75 basis points based on average historical availability, or (ii) for Eurocurrency borrowings, adjusted LIBOR plus a spread of 125 to 175 basis points, based on average historical availability. The maturity of the Revolving Credit Facility is the earlier of March 31, 2026 and the date that is 91 days prior to the maturity of the Term Loan Agreement or any permitted refinancing thereof.

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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of June 30, 2021 and September 30, 2020, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

We also have the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

Term Loan Agreement

The Term Loan Agreement is a first lien term loan. As of each of June 30, 2021, and September 30, 2020, CPG International LLC had $467.7 million outstanding under the Term Loan Agreement. The Term Loan Agreement will mature on May 5, 2024.

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

The Term Loan Agreement contains affirmative covenants, negative covenants and events of default, which are broadly consistent with those in the Revolving Credit Facility (with certain differences consistent with the differences between a revolving loan and term loan) and that are customary for facilities of this type. The Term Loan Agreement does not have any financial maintenance covenants. As of June 30, 2021 and September 30, 2020, CPG International LLC was in compliance with the covenants imposed by the Term Loan Agreement. The Term Loan Agreement also includes customary events of default, including the occurrence of a change of control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the Revolving Credit Facility. As of June 30, 2021 and September 30, 2020, we had $467.7 million outstanding under the Term Loan Agreement and no outstanding amounts under the Revolving Credit Facility. The Term Loan Agreement and Revolving Credit Facility bear interest at variable rates. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities as of June 30, 2021 and 2020, would have increased or decreased, respectively, annual cash interest by approximately $4.7 million and $5.1 million, respectively.

 In the future, in order to manage our interest rate risk, we may refinance our existing debt or enter into interest rate swaps or otherwise hedge the risk of changes in the interest rate under the Senior Secured Credit Facilities. However, we do not intend or expect to enter into derivative or interest rate swap transactions for speculative purposes.

Credit Risk

As of June 30, 2021 and September 30, 2020, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of products primarily to established distributors inside of the United States. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed. As of June 30, 2021, two customers represented more than 10% of our gross trade accounts receivable; Customer A was 13.7% and Customer B was 12.8%. As of September 30, 2020, three customers represented more than 10% of gross trade receivables; Customer A was 11.9%, Customer B was 13.1% and Customer C was 12.6%.

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

  Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2021.

Material Weaknesses in Internal Control over Financial Reporting Summary

As of June 30, 2021, two material weaknesses existed in our internal control over financial reporting. Those material weaknesses were the following: (i) we did not design or maintain an effective control environment commensurate with our financial reporting requirements and (ii) we did not design and maintain effective controls over certain information technology, or IT, general controls for information systems and applications that are relevant to the preparation of the financial statements, specifically relating to user access controls. We are currently in the process of remediating these material weaknesses and have implemented a number of measures and taken additional actions to address the underlying causes of these material weaknesses. Our efforts to date have included the following:

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

Please see below for more information on our material weaknesses existing as of June 30, 2021 and our remediation plan, as well as the previous material weaknesses that were remediated as of September 30, 2020.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously identified and disclosed in our Registration Statement on Form S-1 as filed with the SEC on February 7, 2020 that, as of September 30, 2019, certain material weaknesses existed in our internal control over financial reporting. The following material weaknesses in our internal control over financial reporting existed as of June 30, 2021:

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

Management’s Plan to Remediate the Material Weaknesses

As it relates to the material weaknesses that existed as of June 30, 2021, we are currently in the process of remediating these material weaknesses and have implemented a number of measures and taken additional steps to address the underlying causes of the material weaknesses. Our efforts to date have included the following:

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in the 2020 Form 10-K, and in our Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision. The effects of the COVID-19 pandemic may also have the effect of significantly heightening many of the risks associated with our business and an investment in our Class A common stock, including the risks described in this Quarterly Report on Form 10-Q and in the 2020 Form 10-K. The occurrence of any of the following risks, or additional risks not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations and prospects. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment. Please refer to Item 1A. “Risk Factors” in the 2020 Form 10-K, which are incorporated herein by reference, for a discussion of some of the factors that have affected our business, financial condition and results of operations in the past and which could affect us in the future. There have been no material changes to those risk factors, except for the information disclosed elsewhere in this Quarterly Report on Form 10-Q that provides factual updates to those risk factors and the updates to the risk factors set forth below.

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

Accordingly, we are exposed to the risk of increases in the market prices of raw materials used in the manufacture of our products. For example, during the quarter ended March 31, 2021, prices for certain of our raw material costs, including costs for resin polyethylene and PVC material, were negatively impacted by supply chain and weather related disruptions, including as a result of Winter Storm Uri, resulting in increased costs and disruption in supply.  In connection with the COVID-19 pandemic and vaccination efforts, we could also see pressure on the price of certain of our raw material costs as a result of actions taken by the government to allocate certain products pursuant to the U.S. Defense Production Act in a way that affects our suppliers and impacts their ability to fulfill our orders for those raw materials, in which event such fulfillment could be delayed or the price for such products may increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Certificate of Incorporation of The AZEK Company Inc.	10-Q	3.1	08/14/2020	001-39322

3.2	Bylaws of The AZEK Company Inc.	10-Q	3.2	08/14/2020	001-39322

4.1	Stockholders Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.1	08/14/2020	001-39322

4.2	Registration Rights Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.2	08/14/2020	001-39322

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

The AZEK Company Inc.

Date: August 13, 2021	By:	/s/ Ralph Nicoletti
Ralph Nicoletti Senior Vice President and Chief Financial Officer (Principal Financial Officer)