Form 10-K
period 2021-09-30
AZEK Co Inc.
filed 2021-11-23
CIK 1782754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

 The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at March 31, 2021 (the last day of the registrant’s most recent second quarter) was $3,977,124,322 based on the closing price of the registrant’s Class A common stock as reported on the New York Stock Exchange on such date.

As of October 29, 2021, the registrant had 154,876,313 shares of Class A Common Stock, $0.001 par value per share, and 100 shares of Class B Common Stock, $0.001 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

General

The AZEK Company Inc. (the Company, which may be referred to as AZEK, we or us) is an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable residential and commercial building products and is committed to innovation, sustainability and research & development. Our predecessor was formed on August 15, 2013, and, in connection with our initial public offering, or our IPO, we became a Delaware corporation and changed our name to The AZEK Company Inc. on June 11, 2020. Our principal executive offices are located at 1330 W Fulton Street, Suite 350, Chicago, Illinois 60607, and our telephone number is 877-275-2935. AZEK operates highly automated manufacturing and recycling facilities in Ohio, Pennsylvania and Minnesota and, in 2021, announced plans to open a new facility in Boise, Idaho. Our website address is www.azekco.com. We use our investor relations website at investors.azekco.com as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls and webcasts. We also make available free of charge on our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC at www.sec.gov. The contents of our websites and webcasts and information that can be accessed through our websites and webcasts are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with (or furnish to) the SEC, and any references to our websites and webcasts are intended to be inactive textual references only.

Environmental and Social Responsibility; Corporate Governance

Through our FULL-CIRCLE ESG strategy, we are committed to pursuing initiatives that positively impact our products, our people and our planet. One of our core values is to “always do the right thing”. We make decisions according to what is right, not what is the cheapest, fastest or easiest, and we strive to always operate with integrity, transparency and with the customer in mind. In furtherance of that value, we are focused on sustainability across our operations and have adopted strategies to enable us to meet the growing demand for environmentally friendly products.

Under the direction of our chief executive officer and the board of directors, we are focused on continually improving our high level of environmental and social responsibility and further strengthening our corporate governance. The Nominating and Corporate Governance Committee of our board of directors is responsible for overseeing our strategy on corporate social responsibility and sustainability, including environmental, social and governance, or ESG, matters and related policies and communications. Additionally, we have established an internal ESG Steering Committee comprised of cross-functional leaders from across our organization that is focused on implementing ESG strategies and policies and reports directly to our chief executive officer.

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

We operate our business in a manner that is centered on sustainability and promotes environmental stewardship across our value chain from product design to raw material sourcing and manufacturing to employee, customer and stakeholder communications and engagement. For example, we estimate that since 2015 more than one million trees have been saved because our customers chose our decking products over wood. As part of the building materials industry, we believe that we can play a role in advancing the circular economy to create a more sustainable future by increasing the recycling of wood, plastic and water, measuring our product lifecycle impacts, measuring and committing to reduce our carbon footprint and encouraging those in our supply chain to do the same. For instance, the wood used in the core of our composite decking products is 100% recycled from sources that include, but are not limited to, facilities that manufacture wood mouldings, flooring, windows, doors and other products, and through our recycling programs, approximately 500 million pounds of scrap and waste were diverted from landfills in fiscal year 2021. In addition, approximately 56% of all of our extruded materials were manufactured from recycled materials in fiscal year 2021, an increase from approximately 54% in fiscal year 2020, and we believe there is an opportunity to increase this percentage in the future.  To further demonstrate our commitment to sustainability, in 2021, we announced an ambition to use one billion pounds of waste and scrap annually in the manufacturing of our products by the end of 2026. Other actions include investing in a state-of-the-art polyethylene recycling facility, launching our innovative FULL-CIRCLE PVC Recycling program, increasing the amount of recycled content in our products, which lowers the overall carbon footprint of our products, repurposing the scraps from our board-making process back into production, implementing water- and energy-efficient manufacturing processes at our manufacturing facilities and deliberately sourcing and reusing hard-to-recycle materials that would traditionally end up in landfills. AZEK has been broadly recognized for its sustainability leadership, including receiving Fast Company’s 2021 World Changing Ideas award and Green Builder’s 2021 Green Innovation of the

Year award for our FULL-CIRCLE PVC Recycling program, as well as achieving +VantageVinyl verification from the Vinyl Sustainability Council.

We are also committed to social responsibility within our workforce and our community. We have evaluated and adopted certain human capital and human rights management policies to further our commitment to social responsibility. Our culture is driven by a shared passion for our values, mission and performance. It is an inclusive culture of innovative, growth-minded individuals committed to always doing the right thing, continuous improvement and solving problems for our customers and partners. We are focused on hiring and retaining diverse and highly talented employees and empowering them to create value. In our employee selection process and the operation of our business we adhere to equal employment opportunity policies and encourage the participation of our employees in training programs that will enhance their effectiveness in the performance of their duties. Our chief executive officer periodically leads employee meetings intended to provide updates on the business and promote our values, including around sustainability and diversity, equity and inclusion initiatives, and regularly meets with small groups of employees to receive their feedback on the business. We also conduct employee engagement surveys annually. The results of these surveys allow us to identify areas of strength and opportunities for improvement to ensure continued engagement, satisfaction and retention of our employees. We provide attractive benefits that promote the health of our employees and their families and design compelling job opportunities, aligned with our values and mission, in an energizing work environment. We compensate our employees according to our fair remuneration policies and believe deeply in paying for performance. Therefore, employees generally receive a portion of their compensation in the form of share grants tied to performance. In conjunction with our 2020 initial public offering, we provided all employees an opportunity for ownership in our company by granting them shares of our Class A common stock. In 2021, AZEK was named one of Chicago Tribune’s Top Workplaces for creating a culture where our employees feel highly engaged, appreciated and fulfilled.

Our Environmental, Health and Safety, or EHS, Policy outlines our management programs and expectations throughout our operations and businesses. We manage operational hazards and risks to provide workplaces that are safe and healthy for our employees, visitors, contractors, customers, and the communities in which we operate. We train our employees, so they have the awareness, knowledge and skills to work in a safe and environmentally responsible manner. We continually are reviewing and improving our EHS performance through ongoing training, objectives and management systems.

As a company, we are committed to being responsible and respected citizens in the communities in which we live and work. We support organizations that help people live more productive, educated and enriched lives and encourage our employees to contribute their time to support various community and charitable activities in alignment with their values.

Our corporate governance policies set clear expectations and responsibilities for our leaders, employees and business partners to ensure we conduct our operations in a manner that is consistent with the highest standards of business ethics and accountability and is based on maintaining a close alignment of our interests with those of our stakeholders. Notable features of our corporate governance structure include the following:

•

Ten of our eleven directors have been determined to be independent for purposes of the New York Stock Exchange, or NYSE, corporate governance listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

•	Our non-executive chairperson of the board of directors convenes and chairs executive sessions of the independent directors to discuss certain matters without executive officers present.
•	Three of our Audit Committee members qualify as “audit committee financial experts” as defined by the Securities and Exchange Commission, or the SEC.
•

Three of our directors, including the chairperson of our Audit Committee, are women, and four of our directors are considered of diverse ethnicity and race, constituting approximately 36% of our board of directors in furtherance of our board diversity policy.

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

•	Our Nominating and Corporate Governance Committee oversees and directs our ESG strategies, activities, policies and communications.
•	ESG is a component of individual performance under our 2021 management annual incentive plan.

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

Business and Growth Strategies

We are an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable products focused on the highly attractive, large and fast-growing Outdoor Living market. Homeowners are continuing to invest in their outdoor spaces and are increasingly recognizing the significant advantages of long-lasting products, which are converting demand away from traditional materials, particularly wood. Our products transform those outdoor spaces by combining highly appealing aesthetics with significantly lower maintenance costs compared to traditional materials. Our innovative portfolio of Outdoor Living products, including decking, railing, exterior trim, siding, cladding and accessories, inspires consumers to design outdoor spaces tailored to their unique lifestyle needs. In addition to our leading suite of Outdoor Living products, we sell a broad range of highly engineered products that are sold in commercial markets, including partitions, lockers and storage solutions. We are a leader in our product categories because of our significant scale, vertically-integrated manufacturing capabilities, extensive material science expertise and execution-focused management team.

Over our more than 30-year history, we have developed a reputation as a leading innovator in our markets by leveraging our differentiated manufacturing capabilities, material science and research and development, or R&D, expertise to capitalize on favorable secular growth trends that are accelerating material conversion from traditional materials such as wood, to sustainable, low-maintenance engineered materials, and to expand our markets. We believe our core competency of consistently launching new products into the market, combined with our recent investments in sales, marketing, R&D and manufacturing, will continue to solidify our incumbent position as a market leader and enable us to generate long-term demand for our products through economic cycles. Throughout our history, we have introduced numerous disruptive products and demonstrated our ability to drive material conversion and extend our portfolio, addressing consumer needs across a wide range of price segments. We have achieved a premium brand reputation through our unwavering commitment to our customers and developing innovative new products that combine the latest style and design trends with our differentiated material science expertise and proprietary production technologies. For example, we have launched products that take premium flooring trends, such as wire-brushed and hand-scraped finishes and multiple widths, into the decking market and have seen strong demand for those innovative products, providing consumers greater flexibility to curate and personalize their outdoor lifestyle. In fiscal year 2021, we introduced our Landmark decking collection, which emulates the aesthetic of reclaimed wood, as well as our new shingle siding and cladding products, each of which blend the beautiful, low-maintenance and environmentally friendly material technology benefits that we are known for and extends them to new product categories. Our competitive advantages enable us to create award-winning products and back them with some of the industry’s longest warranties, such as the 50-year fade & stain warranty that we offer on our TimberTech AZEK decking product line.

We have created an operating platform that is centered around sustainability, one of our core strategic pillars, which extends across our value chain from product design to raw material sourcing and manufacturing, and we increasingly utilize plastic waste, recycled wood and scrap in our products. We have also made significant investments in our recycling capabilities over the past few years, including our acquisition of Return Polymers in 2020, which further enhance the sustainability of our manufacturing operations and reduce our costs. In fiscal year 2019, we opened a new polyethylene recycling facility that utilizes advanced technologies to transform a broad range of plastic waste into raw material used in our products. Today, our TimberTech PRO and EDGE decking lines offer high-quality products made from approximately 80% recycled material. Through our recycling programs, approximately 500 million pounds of waste and scrap were diverted from landfills in fiscal year 2021. Furthermore, approximately 99% of scrap generated is re-used, and the majority of our TimberTech, AZEK Exteriors and Versatex products are recyclable at the end of their useful lives.

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

In fiscal year 2021, our Residential segment generated net sales of $1,044.1 million, representing approximately 89% of our total net sales. Our Residential segment consists of Deck, Rail & Accessories which is approximately 73% of total consolidated net sales and Exteriors which is approximately 27% of total consolidated net sales. Demand for our Residential segment products is largely driven by repair and remodel activity, which we estimate accounted for approximately 80% of our Residential segment net sales in fiscal year 2021 with the remaining sales attributable to new construction activity.

Decking

We are one of the only decking manufacturers to offer both capped wood composite and PVC decking products. Our decking products transform consumers’ outdoor areas into aesthetically appealing spaces, while reducing lifetime maintenance costs as compared to those made with traditional materials. These high-quality, innovative products are artfully crafted with a broad range of design options and distinguishing features, such as cascading or variegated tones to emulate the natural look and finish of wood. Our products are long lasting and often a more cost-effective alternative over time than products made of traditional materials such as wood, which can fade quickly, require frequent sanding, staining and maintenance and are prone to rot, splinter and crack. In addition, our decking products span a wide range of entry-level to premium price points and are covered by some of the industry’s longest warranties. We are also committed to sustainability and to manufacturing our products with recycled waste and scrap. The wood used in the core of our decking products is 100% recycled, and we do not use any virgin timber. We continue to expand our use of recycled materials in our decking products, such as in our TimberTech PRO and EDGE decking product lines, which offer products made from approximately 80% recycled material.

Through our three primary decking product lines—TimberTech AZEK, TimberTech PRO and TimberTech EDGE—we offer a broad range of colors, textures and styles to provide consumers with a myriad of design options at a variety of price points. Our TimberTech AZEK line is our most advanced, premium capped polymer technology and offers single- and multi-color options, multiple form factors, including variable widths and a 1.5” thick profile version, and increased benefits, such as durability, slip resistance, heat dissipation and fire resistance, as compared to both wood and capped composite products. Our TimberTech PRO line is our premium capped composite line that is made from a combination of recycled plastics, recycled wood and other additives, and it is made from up to 80% recycled content, including 100% recycled wood. TimberTech PRO products are capped on all four sides, which offers greater mold and moisture protection as compared to similar products that are capped only on three sides. This line also offers many of the aesthetic options available in our TimberTech AZEK line. Our TimberTech EDGE line is our entry-level capped composite line that is also made from up to 80% recycled content, including 100% recycled wood, and offers consumers a cost-effective alternative to wood. TimberTech EDGE products are capped on three sides and offer a high level of moisture resistance as compared to wood, come in both monochromatic and blended coloring profiles. All of our decking lines are backed by our industry-leading warranties, ranging from 25-year limited and fade and stain warranties on our TimberTech EDGE products to a lifetime limited warranty and a 50-year fade and stain warranty on our TimberTech AZEK products.

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

Railing

Our railing solutions enable consumers to accent their outdoor living spaces with attractive, high-quality, low-maintenance composite and aluminum railing products, which we offer through our TimberTech and ULTRALOX brands. Our railing products reduce the need for ongoing maintenance by eliminating many of the major functional disadvantages of traditional materials, such as warping and rust, and thus are often a more cost-effective alternative over time. For example, our TimberTech composite railing products are covered by a four-sided cap, which eliminates the need for annual sanding, staining, sealing and painting, and our TimberTech aluminum railing products feature a powder coated surface, which produces a long-lasting, color-durable, moisture-resistant finish.

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

We believe we are particularly well positioned to serve the fast growing aluminum railing market. Using Ultralox’s proprietary Interlocking Machine, a dealer or contractor can create a customized aluminum, pre-panelized, interlocking railing system on site. This facilitates faster and easier assembly and installation without special tools, mechanical fasteners or welding for both residential and commercial applications and overcomes the design limitations of pre-fabricated railing products. Our TimberTech brand also sells a pre-panelized version of the Ultralox railing kit branded as Impression Rail Express.

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

Commercial Segment

Leveraging our shared U.S.-based manufacturing platform and material technology, we bring low-maintenance products with superior aesthetics to a variety of commercial and industrial markets. Our Residential and Commercial segments operate synergistically, primarily through our ability to utilize new materials, technologies and products developed by one segment across an array of manufacturing processes and products in our other segment. Our Commercial segment includes our Vycom and Scranton Products product lines. Vycom manufactures a comprehensive line of highly engineered polymer materials designed to offer sustainable, low-maintenance and long-lasting solutions for applications for a variety of commercial and industrial markets, including the markets for outdoor living, graphic displays and signage, recreation and playground equipment and the food processing, marine and chemical industries. Scranton Products manufactures sustainable, low-maintenance privacy and storage solutions primarily for schools, stadium arenas and recreational and commercial facilities. Within our Commercial segment, demand for our products is driven by commercial construction activity, material conversion and favorable secular trends such as an increased emphasis on privacy. In fiscal year 2021, our Commercial segment generated net sales of $134.8 million, which represented approximately 11% of our total net sales.

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

Scranton Products

Scranton Products provides low-maintenance bathroom partitions, shower and dressing stalls, lockers and other storage solutions. We market our partitions under the Aria, Eclipse and Hiny Hiders brands and our lockers under the TuffTec and Duralife brands. Our primary customers are schools, parks, recreational facilities, stadium arenas, industrial plants and retail and commercial facilities, and we continue to expand rapidly into the commercial repair and remodel market primarily through sales of our high-privacy bathroom partitions. Products sold by Scranton Products are designed to replace traditional materials such as metal, wood and baked enamel with more durable, long-lasting, low-maintenance and more aesthetically pleasing materials. These products are highly resistant to rust, dents, scratches and graffiti and are easily cleaned. We offer an extensive array of attractive colors, textures and finishes that replicate more traditional materials. As compared to metal and wood alternatives, our partitions and locker products sell at premium prices but deliver significantly reduced life-cycle costs through increased durability and lower maintenance expenses. In fiscal year 2021, approximately half of Scranton Products’ net sales were attributable to the education market. We expect to continue experiencing significant growth in Scranton Products’ sales in the commercial markets, which we believe is driven primarily by an increased focus on bathroom privacy considerations, design and aesthetics.

Product Research and Development

Over the past 30 years, we have built an R&D organization with significant expertise in material science and production process technologies. We leverage our R&D and U.S.-based manufacturing capabilities to deliver innovative new products to market that address evolving customer needs. We have made substantial investments in our R&D organization, which, as of September 30, 2021, consisted of over 30 team members, including approximately 20 engineers. We are committed to continuing to invest in our R&D capabilities to further strengthen our ability to regularly introduce new products that set us apart from our competition and accelerate future growth.

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

We believe our focus on innovation allows us to bring on-trend products to market rapidly. For example, we were able to leverage our proprietary color pigmentation technology to adapt quickly to lighter color decking trends and introduce our whitewashed cedar products. Similarly, in response to popular flooring trends, our technological and material science expertise enables us to manufacture wide-width and multi-width decking products that we believe will help accelerate conversion from wood decking products. Finally, in fiscal year 2021, we were able to successfully introduce an engineered decking product that mimics the appearance of reclaimed wood, providing homeowners with a rustic aesthetic but without the hassle of maintaining dilapidated wood. Our ability to innovate has also helped us introduce opening price point products such as TimberTech EDGE. In our Commercial segment, the introduction of our Aria partitions responds to demand for increased privacy and the introduction of our TimberLine products addresses the adjacent market demand for beautiful, low-maintenance engineered products with a wood-like look in outdoor furniture, cabinetry and other applications.

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

Distribution

Within our Residential segment, we sell our products through a network of more than 4,200 professional dealers and thousands of home improvement retail outlets, including both stocking and special order locations. These outlets are served by more than 35 distributors with over 150 branch locations, enabling us to effectively serve contractors and customers throughout the United States and Canada. Within our Commercial segment, we sell our products through a widespread distribution network, as well as directly to OEMs. Our products are generally sold through both one-step and two-step distribution channels. Our distribution network has broad geographic coverage and benefits from the logistics capabilities of our distributors as well as the ability of our distributors and dealers to help generate demand for our products through direct sales, merchandising and marketing. In fiscal year 2021, approximately 99% of our gross sales came from the United States and Canada. Our distributors in locations outside of the United States and Canada are responsible for marketing and selling our products in other countries to which our products are exported. We are continually evaluating our distribution strategy to ensure that we can meet the demands of our consumers in the most effective ways.

Residential Segment

We distribute the majority of our Residential segment products through more than 35 distributors, who in turn sell our products to dealers. Our distributors also maintain an inventory of our products and support our dealers by managing shipping logistics. We have exclusive relationships with our distributors for decking and trim with respect to specified geographies, and, although some legacy distributors are permitted to carry only certain of our products, many of our distributors are required to carry a comprehensive selection of our TimberTech and AZEK products. Our top ten distributors for the year ended September 30, 2021, accounted for a majority of our total net sales during that period.

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

We allocate significant sales force resources to support our dealers, and we believe our strong relationships with dealers and contractors are driven by the trust and reliability that we have generated through product innovation, superior quality and performance and the continuing support that we offer. Such support includes specialized training opportunities such as AZEK University and sales support initiatives such as digital lead generation, joint marketing funds, new sample kits, display kiosks, enhanced product literature, print, TV and radio advertising and social media initiatives. AZEK University provides training for contractors and customers installing and using TimberTech and AZEK Exteriors products. We have invested and upgraded our AZEK University programming to include virtual trainings and on-demand digital tools that have enabled us to reach a larger audience in an efficient manner. Additionally, our AZEK Pro Rewards program leverages our new website and digital capabilities to share curated digital leads with our contractors.

Parksite Inc., who distributes our Residential segment products, accounted for approximately 23% of our net sales for the year ended September 30, 2021.

Commercial Segment

Our Vycom products are primarily sold through approximately 125 engineered product distributors across the United States, Canada and Latin America, who in turn sell full sheet and/or fabricated products that have been converted into a wide variety of components or items for various industrial uses primarily to OEMs. We also sell certain Vycom products directly to OEMs.

Our Scranton Products bathroom partition and locker systems are sold through a network of approximately 850 dealers who sell to industrial and commercial customers across the United States and in Canada. We market the benefits of our bathroom partition and locker systems directly to architects and facilities managers, who frequently specify products by name and material in their designs.

Operations and Manufacturing

We are a vertically-integrated, U.S-based manufacturer, delivering superior quality products with a competitive cost position. Our competitive cost position, including our relatively low transportation costs resulting from us being a U.S.-based manufacturer, provides us with a competitive freight advantage relative to imported products, and this was particularly true in fiscal year 2021 due to the unprecedented supply chain and logistical disruptions that, while also affecting us, heavily impacted cost and availability of imported goods. Our versatile, process-oriented manufacturing operations are built on a foundation of extensive material development and processing capabilities. Approximately 90% of our gross sales are attributable to products that are manufactured through an extrusion process that contains a blend of virgin polymers and recycled materials. Our proprietary production technologies, material blending proficiency and range of extrusion capabilities enable innovation and facilitate expansion into new markets. We have deep experience working with multiple technologies that enable us to provide some of the industry’s most attractive visuals through advanced streaking and multi-color technologies. Our manufacturing footprint includes nine facilities across six geographic locations totaling approximately 2.4 million square feet, and we have made significant investments in people, processes and systems to increase our manufacturing scale and productivity. We are in the process of expanding our manufacturing operations with the addition of a manufacturing facility in Boise, Idaho, and we expect that facility to begin production in fiscal year 2022. We expanded our vertical manufacturing capabilities our acquisition of PVC recycling operation Return Polymers in early 2020, which complements our polyethylene recycling facility that we added in 2018. In addition, we are implementing a multi-year capital investment program to increase capacity and further support our future growth.

In line with our core values of being “better today than yesterday” and “leading through innovation”, we use our continuous improvement program known as the AZEK Integrated Management System to manage and monitor operations, and we also utilize Lean Six Sigma tools and techniques at all our manufacturing facilities to reduce material waste and improve manufacturing efficiency. We have integrated manufacturing operations and differentiated technical expertise in utilizing recycled materials to develop sustainable, cutting-edge products. Sustainability is one of our core strategic pillars, and we are committed to introducing sustainable products that utilize recycled materials, reduce deforestation and are versatile and recyclable at the end of their useful lives. We are dedicated to expanding our recycling capability and investing in the use of reclaimed materials in our manufacturing processes.

Facilities Overview

We are headquartered in Chicago, Illinois and operate nine manufacturing and recycling facilities in the United States, including our new manufacturing facility in Boise, Idaho that we expect to begin operations in fiscal year 2022. In alignment with our sustainability values, our Chicago corporate office is located in a 2019 LEED-Certified building. Currently, we produce our AZEK, Scranton and Vycom products primarily at our manufacturing facilities in Scranton, Pennsylvania, our TimberTech products primarily at our manufacturing facilities in Scranton, Pennsylvania and Wilmington, Ohio, all of our VERSATEX trim products at our manufacturing facility in Aliquippa, Pennsylvania and all of our ULTRALOX railing products through our manufacturing facility in Eagan, Minnesota. In 2019, we opened our state-of-the-art polyethylene recycling facility in Wilmington, Ohio. The acquisition of Return Polymers in 2020 enhanced our PVC recycling capabilities and is located in Ashland, Ohio.

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

In 2019, we unified our decking and railing product portfolio under our leading TimberTech brand with a differentiated “Go Against the Grain” marketing campaign. TimberTech has strong market awareness, and unifying our decking and railing products under the TimberTech brand allows us to highlight product differentiation, while maintaining brand identity across multiple price points. In 2020, we debuted our new “Better Tech, Better Deck” marketing campaign which emphasizes the technological superiority and design versatility of TimberTech’s product portfolio and is meant to inspire homeowners looking to build, renovate and remodel their outdoor living spaces. Following the repositioning of our decking product lines under the TimberTech brand, we are focused on leveraging the AZEK brand as our exteriors brand due to the significant brand recognition for AZEK trim and moulding products.

We maintain comprehensive marketing campaigns using various media in support of our brands, targeted towards our growing dealer base, as well as architects, builders, remodelers, contractors and consumers. We continue to invest in our marketing organization and alongside our channel partners to increase consumer awareness and preference for our products. Our focused digital strategy, enhanced media presence and differentiated marketing campaigns drive increased engagement with consumers as well as key influencers such as architects, builders and contractors. Our new digital platform facilitates the consumer journey from inspiration and design through installation. The experience educates consumers on the features and benefits of our products versus traditional materials, utilizes digital visualization tools to allow consumers to re-imagine their outdoor living spaces and directly connects them to a pre-qualified local contractor. We enjoy strong preference for our products among contractors, who typically purchase our products at dealers, and we are investing in order to increase our presence within retailers as the majority of consumers include visits to home improvement retailers in their research of decking products. These consumer engagement strategies are focused on creating additional pull-through demand and accelerating our growth. In addition, we have augmented our advertising efforts by developing instructive, educational and visually appealing product displays, marketing tools and sample kits to market our products. We have also invested in digital, print, TV and radio advertising and display kiosks which enhance our dealers’ and home improvement retailers’ ability to exhibit and promote our products.

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

As of September 30, 2021, Scranton Products utilized direct sales and regional manufacturers’ sales representatives to provide coverage to a network of approximately 850 dealers who sell to institutional and commercial customers across the United States and in Canada. The Scranton Products’ sales force and agents service architects and facility managers to create pull-through demand in traditional institutional markets, such as schools, universities and stadium arenas, and in targeted new markets, such as retail stores, commercial and professional buildings, industrial facilities and food processing plants. Our Scranton Products sales force has leveraged a leading market position, enhanced promotional materials and specialized products to develop close relationships with architects and assist them in designing products and has enhanced awareness of the benefits of our products through targeted efforts to educate architects and designers.

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

The cost of petrochemical resins used in our manufacturing processes has historically varied significantly and has been affected by changes in supply and demand and in the price of crude oil. Substantially all of our resins are purchased under supply contracts that average approximately one to two years, for which pricing is variable based on an industry benchmark price index. The resin supply contracts are negotiated annually and generally provide that we are obligated to purchase a minimum amount of resins from each supplier. In addition, the price of reclaimed polyethylene material, waste wood fiber, aluminum, other additives (including modifiers, TiO2 and pigments) and other raw materials fluctuates depending on, among other things, overall market supply and demand and general economic conditions. We seek to mitigate the effects of fluctuations in our raw material costs by broadening our supplier base, increasing our use of recycled material, increasing our use of scrap and reducing waste and exploring options for material substitution without sacrificing quality. For example, between fiscal year 2017 and fiscal year 2021, we have invested nearly $69.5 million to enhance our recycling capabilities and have increased our use of “regrind,” through the collection and reprocessing of scrap generated in our manufacturing processes.

Although we do not rely on any single supplier for the majority of our raw materials, we do obtain certain raw materials from single or a limited number of suppliers. In particular, we rely on a single supplier for certain critical capped compounds used in our decking and railing products. If one or more suppliers were unable to satisfy our requirements for particular raw materials, we could experience a disruption to our operations as alternative suppliers are identified and qualified and new supply arrangements are entered into.

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

Residential Segment

Our residential products compete primarily with products made from wood, aluminum and engineered wood that our products are designed to replace. We also compete with other manufacturers of engineered products designed to replace wood and other traditional materials, including Trex Company Inc., Fiberon, LLC, a subsidiary of Fortune Brands Home & Security, Inc., Deckorators, a subsidiary of UFP Industries, Inc., Oldcastle Architectural, Inc., Royal Group, Inc., Kleer Lumber LLC and CertainTeed Corporation.

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

Intellectual Property

We rely on trademark and service mark protection to protect our brands, and we have registered or applied to register many of these trademarks and service marks. In particular, we believe the AZEK and AZEK Exteriors brands, the TimberTech brand and the VERSATEX brand are significant to the success of our business. We also rely on a combination of unpatented proprietary know-how and trade secrets, and to a lesser extent, patents to preserve our position in the market. As of September 30, 2021, we had approximately 350 trademark registrations and 146 issued patents and pending patent applications in the United States and other countries. As of September 30, 2021, we had approximately 104 issued U.S. patents and 7 U.S. patent applications pending. We also had approximately 26 issued foreign patents and 9 foreign patent applications pending. As we develop technologies and processes that we believe are innovative, we intend to continually assess the patentability of new intellectual property. In addition, we employ various other methods, including confidentiality and nondisclosure agreements with third parties and employees who have access to trade secrets, to protect our trade secrets and know-how. Our intellectual property rights may be challenged by third parties and may not be effective in excluding competitors from using the same or similar technologies, brands or works.

Employees and Human Capital

We are focused on human capital objectives and are committed to social responsibility within our workforce and our community. We have evaluated and adopted certain human capital and human rights management policies to further our commitment to social responsibility. Our culture is driven by a shared passion for our values, mission and performance. It is an inclusive culture of innovative, growth-minded individuals driven by our value to always do the right thing and committed to continuous improvement and solving problems for our customers and partners.

The members of our management team and our board of directors come from diverse backgrounds, and we are focused on hiring and retaining diverse and highly talented employees and empowering them to create value. In our employee selection process and the operation of our business, we adhere to equal employment opportunity policies and encourage the participation of our employees in training programs that will enhance their effectiveness in the performance of their duties. Our Chief Executive Officer periodically leads employee meetings intended to provide updates on the business and promote our values, including around sustainability and diversity, equity and inclusion initiatives.

We measure our ability to achieve our human capital objectives by regularly conducting small employee focus groups that are led by our CEO and annually conducting employee engagement surveys. The results of these focus groups and surveys allow us to identify areas of strength and opportunities for improvement to ensure continued satisfaction and retention of our employees. We provide attractive benefits that promote the health of our employees and their families and design compelling job opportunities, aligned with our values and mission, in an energizing work environment. We compensate our employees according to our fair remuneration policies and believe deeply in paying for performance. Therefore, employees generally receive a portion of their compensation in the form of stock grants tied to performance.

As of September 30, 2021, we had 2,072 full-time employees. Our workforce is not unionized, and we are not a party to any collective bargaining agreements. We believe we have satisfactory relations with our employees.

Environmental Laws and Regulations; Health and Safety

Our operations and properties are subject to extensive and frequently changing federal, state and local environmental protection laws, regulations and ordinances. These laws, regulations and ordinances, among other matters, govern activities and operations that may have adverse environmental effects, such as discharges to air, soil and water, and establish standards for the handling of hazardous and toxic substances and the handling and disposal of solid and hazardous wastes. We are also subject to permitting requirements under environmental, health and safety laws and regulations applicable in the jurisdictions in which we operate. Those requirements obligate us to obtain permits from one or more governmental agencies in order to conduct our operations. We believe we comply in all material respects with environmental laws and regulations and possess the permits required to operate our manufacturing and other facilities. Our environmental compliance costs in the future will depend, in part, on the nature and extent of our manufacturing activities, regulatory developments and future requirements that cannot presently be predicted.

We are also subject to workplace safety regulation by the U.S. Occupational Safety and Health Administration and state and local regulators. Our health and safety policies and practices include an employee training and competency development program to regularly train, verify and encourage compliance with health and safety procedures and regulations.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Annual Report on Form 10-K, or this Annual Report, including our Consolidated Financial Statements and related notes included elsewhere in this Annual Report, before making an investment decision. In addition to the risks relating to the COVID-19 pandemic that are specifically described in these Risk Factors, the effects of the COVID-19 pandemic may also have the effect of significantly heightening many of the other risks associated with our business, including the other risks described in this Annual Report. The occurrence of any of the following risks, or additional risks not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations and prospects. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.

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
•

our ability to effectively manage changes in our manufacturing process resulting from the growth and expansion of our business and operations, including with respect to new manufacturing facilities, cost savings and integration initiatives and the introduction of new products;

•	risks related to our ability to accurately predict demand for our products and risks related to our ability to maintain our relationships with key distributors or other customers;
•	our ability to retain management;
•	risks related to acquisitions or joint ventures we may pursue;
•	our ability to maintain product quality and product performance at an acceptable cost, and potential exposures resulting from our product warranties;
•	our ability to ensure that our products comply with local building codes and ordinances;
•	our ability to maintain an effective system of internal controls and produce timely and accurate financial statements or comply with applicable regulations;
•	our ability to protect our intellectual property rights;
•	risk of disruption or failure of our information technology systems or failure to successfully implement new technology effectively;
•	cybersecurity risks and risks arising from new regulations governing information security and privacy;
•	risks associated with our indebtedness and debt service.
•	our reliance on dividends, distributions and other payments from our subsidiaries to meet our obligations;
•

the continuing influence on our company, including the right to designate individuals to be included in the slate of nominees for election to our board of directors, by our Sponsors, whose interests may conflict with our interests and those of other stockholders; and

•	certain provisions in our certificate of incorporation and our bylaws that may delay or prevent a change of control.

Risks Relating to Our Business and Industry

The COVID-19 public health pandemic is adversely affecting, and is expected to continue to adversely affect, certain aspects of our business.

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility in and disruption of financial markets. These issues have impacted, and we expect they will continue to impact, our operations, and the nature, extent and duration of the impact of the COVID-19 pandemic or any future disease or adverse health condition is highly uncertain and beyond our control.

The impacts of the pandemic on our business include the following, without limitation:

•

We have been and will likely continue to be impacted by global supply chain disruptions caused directly or indirectly by the COVID-19 pandemic; such supply chain disruptions have resulted in and will likely continue to result in delays in shipments of our products to our customers as well as of our raw materials and have resulted in increases in our raw material and freight costs.

•

We may experience disruptions to our business if we experience an outbreak of COVID-19 in one or more of our facilities, the impact of which may be exacerbated by vaccination rates at certain of our facilities; if an outbreak were particularly widespread, our operations could be disrupted to varying degrees, up to and including a shutdown of the impacted facility.

•

We may experience reductions in demand for our products if consumers spend less time at and money on their homes as the pandemic subsides, we may also experience reductions in demand for our products to the extent the pandemic continues to have a negative impact on the economy in general, and our and third- parties' estimates of future market growth may prove inaccurate.

•	We may be exposed to increased cybersecurity risks as a result of increases in the number of employees we have working remotely.
•

We also face the possibility of increased overhead or other expenses, including difficulties associated with hiring additional employees or replacing employees, resulting from compliance with any future government orders or other measures enacted in response to the COVID-19 pandemic, including the proposed federal requirement that employers with more than one hundred employees mandate vaccinations or regular COVID-19 testing among their employee base.

Our management of the impact of COVID-19 has required, and will likely continue to require, a significant investment of time by our management and employees as well as other resources and could cause us to divert or delay the application of our resources toward new initiatives, including the development of new products, which could adversely impact our financial condition and results of operations in future periods. Our ability to maintain operations at or near the levels of operations experienced before the COVID-19 pandemic depends on numerous factors beyond our control, including, among other things: (1) the duration of, any revisions in, and the possible reimposition of governmental quarantine, shelter-in-place or similar social distancing orders or guidelines; (2) the occurrence and magnitude of future outbreaks in the population generally or where our manufacturing facilities are located, including as a result of the emergence of new COVID-19 variants; (3) the vaccination rates of our employees or the availability of other medical remedies and preventive measures; and (4) broader economic conditions, including unemployment levels and the reaction of consumers to potentially longer-term economic uncertainty, which may adversely impact our financial condition and results of operations in future periods.

Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on us, these measures may not be fully successful. In addition, while governmental and other measures have been relaxed in the United States since the onset of the pandemic, we cannot predict the degree to, or the period over, which we will be affected by the pandemic and such measures, including any impact of such measures being reimposed, whether as a result of increased prevalence of COVID-19 variants or otherwise.

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

Demand for our products is significantly influenced by a number of economic factors affecting our customers, including distributors, dealers, contractors, architects, builders, homeowners and institutional and commercial consumers. Demand for our products depends on the level of residential and commercial improvement and renovation and new construction activity, and, in particular, the amount of spending on outdoor living spaces and home exteriors. Home and commercial renovation and improvement and new construction activity are affected by, among other things, interest rates, consumer confidence and spending habits, demographic trends, housing affordability levels, unemployment rates, institutional funding constraints, industrial production levels, tariffs, actual inflation levels and uncertainty with respect to future inflation levels and general economic conditions.

For example, in our Residential segment, sales of our products depend primarily on the level of repair and remodel activity and, to a lesser extent, new construction activity. Accordingly, increases in interest rates or the reduced availability of financing can reduce the level of home improvement and new construction activity and the demand for our products. In addition, the residential repair and remodel market depends in part on home equity financing, and accordingly, the level of equity in homes will affect consumers' ability to obtain a home equity line of credit and engage in renovations that would result in purchases of our products. Accordingly, a weakness in home prices may result in a decreased demand for our residential products. Further, interest rates remain at historically low levels. We cannot be sure that interest rates will continue to remain favorable for prospective and current homeowners or, even if interest rates remain favorable, that such homeowners will continue to purchase or remodel their homes at current or historical levels.

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

Shortages and disruptions in supply, price increases or deviations in the quality of the raw materials used to manufacture our products could adversely affect our sales and operating results.

The primary raw materials used in our products are various petrochemical resins, including polyethylene, polypropylene and PVC resins, reclaimed polyethylene and PVC material, waste wood fiber and aluminum. We also utilize other additives including modifiers, TiO2, and pigments. Our contracts with key suppliers are typically short term in nature, with terms generally ranging from one to three years. While we do not rely on any single supplier for the majority of our raw materials, we do obtain certain raw materials from single or a limited number of suppliers. In particular, we rely on a single supplier for certain critical capped compounds used in our decking and railing products. We do not currently have arrangements in place for a redundant or second-source supply for those compounds. In addition, we have experienced disruptions and delays in our supply chain in fiscal year 2021 and may continue to experience similar or exacerbated disruptions or delays in the future. Such disruptions and delays have caused us to seek alternate suppliers for certain raw materials, and we may need to do so again in the future. Alternate suppliers may be more expensive, may encounter delays in shipments to us or may be unavailable, which would adversely affect our business, financial condition and results of operations.

In the event of an industry-wide general shortage of our raw materials, a shortage affecting or discontinuation in providing any such raw materials by one or more of our suppliers or a supplier's declaration of force majeure, we may not be able to arrange for alternative sources of such materials on a timely basis or on equally favorable terms. In recent years, we have increased the use of reclaimed polyethylene and PVC material in our products and we have also increased our production across our facilities. As we increase our use of such materials and introduce new materials into our manufacturing processes, we may be unable to obtain adequate quantities of such new raw materials in a timely manner. Any such shortage may materially adversely affect our production process as well as our competitive position as compared to companies that are able to source their raw materials more reliably or at lower cost.

In addition, increases in the market prices of raw materials used in the manufacture of our products could adversely affect our operating results. The cost of some of the raw materials we use in the manufacture of our products is subject to significant price volatility and other drivers often outside of our control. For example, the cost of petrochemical resins used in our manufacturing processes has historically varied significantly and has been affected by changes in supply and demand and in the price of crude oil. In addition, during the quarter ended March 31, 2021, prices for certain of our raw material costs, including costs for resin polyethylene and PVC material, were negatively impacted by supply chain and weather-related disruptions, including as a result of Winter Storm Uri and other weather events, resulting in increased costs and disruption in supply.  To the extent extreme weather events and weather-related disruptions occur in the future, particularly in the southern part of the United States where a significant portion of our raw materials are produced, we may continue to face increased and/or unpredictable costs for our raw materials. Further, in connection with the COVID-19 pandemic and vaccination or implementation of mandatory testing efforts, we could also see pressure on the price of certain of our raw material costs to the extent the government allocates certain products pursuant to the U.S. Defense Production Act in a way that affects our suppliers and impacts their ability to fulfill our orders for those raw materials, in which event such fulfillment could be delayed or the price for such products may increase.   We have not entered into hedges of our raw material costs, and our supply contracts with our major vendors do not contain obligations to sell raw materials to us at a fixed price.

We seek to mitigate the effects of increases in raw material costs by broadening our supplier base, increasing our use of recycled material and scrap, reducing waste and exploring options for material substitution and by increasing prices, however, we may not be able to recover the increases through corresponding increases in the prices of our products or the other mitigating actions noted above. Even if we are able to implement mitigating actions and/or increase prices over time, we may not be able to take such action or increase prices as rapidly as our costs increase. If we are unable to, or experience a delay in our ability to, recover such increases in our costs, our gross profit will suffer. In addition, increases in the price of our products to compensate for increased costs of raw materials may reduce demand for our products and adversely affect our competitive position as compared to products made of other materials, such as wood and metal, that are not affected by changes in the price of resins and some of the other raw materials that we use in the manufacture of our products.

We are dependent upon the ability of our suppliers to consistently provide raw materials that meet our specifications, quality standards and other applicable criteria. Our suppliers' failure to provide raw materials that meet such criteria could adversely affect production schedules and our product quality, which in turn could materially adversely affect our business, financial condition and results of operations.

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

Our business model relies on the continued conversion in demand from traditional wood products to our engineered products, and our business could suffer if this conversion does not continue in the future. A number of suppliers of wood and wood composite decking, railing and trim products have established relationships with contractors, builders and large home improvement retailers, and, to compete successfully, we must expand and strengthen our relationships with those parties. We must also compete successfully with products from other manufacturers that offer alternatives to wood and wood composite products, including by developing competitive new products and by responding successfully to new products introduced, and pricing and other competitive actions taken, by competitors. During fiscal year 2021, we increased prices across certain products within our Residential segment. While we believe that we did not experience a decrease in demand as a result of these price increases, we cannot be sure that they will not reduce demand in the future or that any further price increases will not reduce demand. See “—Shortages in supply, price increases or deviations in the quality of the raw materials used to manufacture our products could adversely affect our sales and operating results.”

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

We have typically experienced moderately higher levels of sales of our residential products in the second fiscal quarter of the year as a result of our “early buy” sales and extended payment terms typically available during that quarter. As a result of these extended payment terms, our accounts receivable have typically reached seasonal peaks at the end of the second fiscal quarter of the year, and our net cash provided by operating activities has typically been lower in that quarter relative to other quarters. Our sales are also generally impacted by the number of days in a quarter or a year that contractors and other professionals are able to install our products. We have generally experienced lower levels of sales of residential products during the first fiscal quarter due to adverse weather conditions in certain markets, which typically reduce the construction and renovation activity during the winter season. Although our products can be installed year-round, unusually adverse weather conditions can negatively impact the timing of the sales of certain of our products, causing reduced sales and negatively impacting profitability when such conditions exist. Our residential products are generally purchased shortly before installation and used in outdoor environments. As a result, there is a correlation between the number of products we sell and weather conditions during the time they are to be installed. Adverse weather conditions, including the increased occurrence or strength of extreme weather events caused by climate change or otherwise, may interfere with ordinary construction, delay projects or lead to cessation of construction involving our products. Prolonged adverse weather conditions could significantly reduce our sales in one or more periods. These conditions may shift sales to subsequent reporting periods or decrease overall sales, given the limited outdoor construction season in many locations. In addition, we have experienced higher levels of sales of our engineered bathroom partition products and our locker products during the second half of our fiscal year, which includes the summer months during which schools are typically closed and therefore more likely to be undergoing remodel activities. These factors can cause our operating results to fluctuate on a quarterly basis.

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

Our business would suffer if we do not effectively manage changes in our manufacturing processes resulting from the growth and expansion of our business and operations, including with respect to new manufacturing facilities, cost-savings and integration initiatives and the introduction of new technologies and products.

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

We also face risks in starting up new manufacturing facilities, including with respect to expanding our overall production capacity as well as moving production to such new facilities, that could increase costs, divert management attention and reduce our operating results. We are currently in the process of a multi-phase capacity expansion program and, in March 2021, we announced the opening of a new manufacturing facility to be located in Boise, Idaho. The establishment and operation of that new facility, and any capacity expansion project, involves significant risks and challenges, including, but not limited to, design and construction delays and cost overruns. There can be no assurance that our Boise facility and any other expansion project will be operational on the timeline or contribute the incremental production capacity that we anticipate, and we cannot guarantee that any such facility will operate at costs acceptable to us or that demand for our products will remain at levels high enough to meet the return on investment necessary to justify our investment in these projects.

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

Our operations depend upon our ability to maintain our strong relationships with our network of distributors and dealers. Our top ten distributors collectively accounted for a majority of our net sales for the year ended September 30, 2021. Our largest distributor, Parksite Inc., accounted for approximately 23% of our net sales for the year ended September 30, 2021. While we have long-standing business relationships with many of our key distributors and our distribution contracts generally provide for exclusive relationships with respect to certain products within certain geographies, these contracts typically permit the distributor to terminate for convenience on several months’ notice. The loss of, or a significant adverse change in, our relationships with one or more of our significant distributors could materially reduce our net sales.

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

Our success depends in part on the continued contributions of our senior management and other key employees. Our senior leadership team members have extensive sales and marketing, engineering, product development, manufacturing and finance backgrounds in our industry. This experience also includes specialized knowledge and expertise relating to the manufacturing and production of composite Outdoor Living products and recycled materials, a combination which may be particularly hard to replace considering the limited number of companies that produce such products in general and particularly with the breadth of our product offerings. The loss of any member of our senior management team or other key employees in the future could significantly impede our ability to successfully implement our business strategy, financial plans, product development goals, marketing initiatives and other objectives. Should we lose the services of any member of our senior management team or key personnel, replacing such personnel could involve a prolonged search and divert management time and attention and we may not be able to locate and hire a qualified replacement. We do not carry key person insurance to mitigate the financial effect of losing the services of any member of our management team.

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

In order to maintain and increase our net sales and sustain profitable operations we must produce high quality products at acceptable manufacturing costs and yields. If we are unable to maintain the quality and performance of our products at acceptable costs, our brand, the market acceptance of our products and our results of operations would suffer. As we regularly modify our product lines and introduce changes to our manufacturing processes or incorporate new raw materials, we may encounter unanticipated issues with product quality or production delays. For example, we have recently introduced products that incorporate larger proportions of reclaimed raw materials, primarily reclaimed polyethylene and PVC, and we expect to further increase the proportions of reclaimed raw materials in our products in the future. While we engage in product testing in an effort to identify and address any product quality issues before we introduce products to market, unanticipated product quality or performance issues may be identified after a product has been introduced and sold.

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

Our business depends on the transportation of both finished goods to our distributors and other customers and the transportation of raw materials to us primarily through the use of flatbed trucks and rail transportation. We rely on third parties for transportation of these items. The availability of these transportation services is subject to various risks, including those associated with supply shortages, change in fuel prices, work stoppages, operating hazards and interstate transportation regulations. In particular, a significant portion of our finished goods are transported by flatbed trucks, which are occasionally in high demand (especially at the end of calendar quarters) and/or subject to price fluctuations based on market conditions and the price of fuel. In fiscal year 2021, we have experienced delays and challenges, including increases to freight and shipping costs and our ability to secure sufficient quantities of flatbed trucks and railcars necessary for our operations, both with respect to our procurement of raw materials and our delivery of our products, and such delays and challenges may result in a material adverse effect on our results of operations to the extent such shortages in transportation services or increases in transportation costs continue or worsen.

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

The competition for skilled manufacturing, sales and other personnel is often intense in the regions in which our manufacturing facilities are located. During 2021, the entire country experienced an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, caused by COVID-19, increases in the salaries and wages paid by competing employers, as a result of general macroeconomic factors or otherwise, could lead to increased costs, such as increased overtime to meet demand and increased salaries and wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative consequences, our business, financial condition and results of operations could be adversely affected. In addition, we are in the process of developing a new manufacturing facility in Boise, Idaho, and we will need to hire sufficient personnel to operate the facility. If we are unable to hire skilled manufacturing, sales and other personnel, our ability to execute our business plan, and our results of operations, would suffer.

If we are unable to collect accounts receivable from one or more of our significant distributors, dealers or other customers, our financial condition and operating results could suffer.

We extend credit to our distributors and, to a lesser extent, dealers and other customers, based on an evaluation of their financial condition, and we generally do not require collateral to secure these extensions of credit. The financial health of many of our customers is affected by changes in the economy and the cyclical nature of the building industry. The effects of the COVID-19 pandemic and the related economic downturn or protracted or severe economic declines and cyclical downturns from other causes in the building industry may cause our customers to be unable to satisfy their payment obligations, including their debts to us. While we maintain allowances for credit losses, these allowances may not be adequate to provide for actual losses, and our financial condition and results of operation could be materially and adversely affected if our credit losses significantly exceed our estimates.

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

The Sarbanes-Oxley Act requires, among other things, that we evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting. While we were able to determine that our disclosure controls and procedures and internal control over financial reporting were effective as of September 30, 2021, we anticipate that we will continue to expend resources, including accounting-related costs and significant management oversight to continue to improve our internal control over financial reporting.

As discussed in Item 9A "Controls and Procedures" in our annual report on Form 10-K for the fiscal year ended September 30, 2020, two material weaknesses existed in our internal control over financial reporting as of September 30, 2020. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. We remediated these material weaknesses during fiscal year 2021.

If we experience additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock. Any failure to maintain effective disclosure controls and procedures and internal control over financial reporting could have an adverse effect on our business and results of operations and financial condition.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, investors may lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

Subjective estimates and judgments used by management in the preparation of our financial statements, including estimates and judgments that may be required by new or changed accounting standards, may impact our financial condition and results of operations.

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, including the accounting for rebates, warranties and recovery of goodwill. Due to the inherent uncertainty in making estimates, results reported in future periods may be affected by changes in estimates reflected in our financial statements for earlier periods. For example, prior to our secondary offering in September 2020, we estimated that we would recognize approximately $129.0 million to $152.0 million in stock-based compensation expense following our IPO, with approximately $25.0 million to $30.0 million of such amount recognized during fiscal year 2020. However, because of the secondary offering and the related vesting of certain equity awards, we recognized approximately $120.5 million of such stock-based compensation expense in fiscal year 2020. Estimates and judgments are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. For example, we review our goodwill and other intangibles not subject to amortization for impairment annually, or when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit could be lower than its carrying value. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets, which may require us to record a significant charge to earnings in our financial statements that could have a material adverse effect on our results of operations. From time to time, there may be changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retrospectively. If the estimates and judgments we use in preparing our financial statements are subsequently found to be incorrect or if we are required to restate prior financial statements, our financial condition or results of operations could be significantly affected.

The estimates and forecasts of market opportunity and market growth included in this annual report may prove to be inaccurate, and we cannot assure you our business will grow at similar rates, or at all.

Estimates and forecasts of market size and opportunity and of market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this annual report of the size of the markets that we may be able to address and the growth in these markets are subject to many assumptions and may prove to be inaccurate. Further. the COVID-19 pandemic has affected and may continue to materially affect the growth of various of the markets discussed in this annual report, and we cannot predict the extent to which those estimates will be affected. Further, we may not be able to address fully the markets that we believe we can address, and we cannot be sure that these markets will grow at historical rates or the rates we expect for the future. Even if we are able to address the markets that we believe represent our market opportunity and even if these markets experience the growth we expect, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the estimates and forecasts of market size and opportunity and of market growth included in this annual report may not be indicative of our future growth.

We may be subject to significant compliance costs as well as liabilities under environmental, health and safety laws and regulations, including climate- and climate change-related regulations, which could materially and adversely affect our business, financial condition and operations.

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

In addition, climate change and new or revised rules and regulations related thereto, including regulations with respect to greenhouse gas emissions, may impact our business in numerous ways. Climate change and its effects could lead to further increases in raw material prices or their reduced availability due to, for example, increased frequency of extreme weather events and any supply chain disruptions resulting therefrom, and could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending. We cannot be sure that we will be able to successfully adapt our operations in response to any climate-related changes, and our business, financial condition and results of operations could be materially and adversely affected.

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

We rely on trademark and service mark protection to protect our brands, and we have registered or applied to register many of these trademarks and service marks. In particular, we believe the AZEK and AZEK Exteriors brands, the TimberTech brand, the VERSATEX brand and the FULL-CIRCLE brand, including FULL-CIRCLE PVC Recycling, are significant to the success of our business. In the event that our trademarks or service marks are successfully challenged and we lose the rights to use those trademarks or service marks, or if we fail to prevent others from using them (or similar marks), we could be forced to rebrand our products and programs, requiring us to devote resources to advertising and marketing new brands. In addition, we cannot be sure that any pending trademark or service mark applications will be granted or will not be challenged or opposed by third parties or that we will be able to enforce our trademark rights against counterfeiters.

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

We rely on various information technology systems, owned by us and third parties, to manage our operations, maintain books and records, record transactions, provide information to management and prepare our financial statements. In addition, we have made a significant investment in our website which we believe is critical for lead generation and is the primary forum through which we interact with end consumers. A failure of our information technology systems or our website to operate as expected could disrupt our business and adversely affect our financial condition and results of operations. These systems and our website are vulnerable to damage from hardware failure; fire; power loss; data network and telecommunications failure; loss or corruption of data and impacts of terrorism; natural disasters or other disasters. We may not have sufficient redundant operations to cover a loss or failure in a timely manner. In addition, the operation of these systems and our website is dependent upon third party technologies, systems and services, and support by third party vendors, and we cannot be sure that these third-party systems, services and support will continue to be available to us without interruption, particularly in light of the disruptions stemming from the COVID-19 pandemic. Any damage to our information technology systems or website could cause interruptions to our operations that materially adversely affect our ability to meet customers’ requirements, resulting in an adverse impact to our business, financial condition and results of operations. Periodically, these systems and our website need to be expanded, updated or upgraded as our business needs change. We may not be able to successfully implement changes in our information technology systems and to our website without experiencing difficulties, which could require significant financial and human resources.

We face cybersecurity risks and risks arising from new regulations governing information security and privacy and may incur increasing costs in an effort to mitigate those risks.

The automated nature of our business and our reliance on digital technologies also makes us a target for, and potentially vulnerable to, cybersecurity attacks, computer malware, computer viruses, social engineering (including phishing and ransomware attacks), general hacking, physical or electronic break-ins, or similar disruptions. In addition, our remote working environment may exacerbate these risks.  The techniques used to obtain unauthorized, improper or illegal access to our systems, or to disable or degrade service or sabotage systems, are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. Attempts to gain access to our systems or facilities could occur through various means, including, among others, hacking into our or our vendors’ or consumers’ systems, or attempting to fraudulently induce our employees, partners, consumers or others into clicking on a malware link or disclosing usernames, passwords, or other sensitive information, which may in turn be used to access our information technology systems.  Such efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect and prevent.  We may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative or remedial measures. We are also subject to the risk that cybersecurity attacks on, or other security incidents affecting, our vendors may adversely affect our business even if an attack or breach does not directly impact our systems. Due to the evolving nature of cybersecurity threats, the scope and impact of any incident cannot be predicted. While we have implemented measures to safeguard our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cybersecurity attacks or security breaches that damage or interrupt access to information systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations which could have a material adverse effect on our business, financial condition and reputation.

In addition to the various information technology systems we rely on to manage our operations, maintain books and records, record transactions, provide information to management and prepare our financial statements as described above, we utilize systems and websites that allow for the secure storage and transmission of our proprietary or confidential information and proprietary or confidential information regarding our customers, employees and others, including personal information. All of these systems, including those owned and operated by third parties, are also potential targets for cybersecurity attacks. Data security breaches can occur as a result of a breach by us or our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition to our own databases, we use third-party service providers to store, process and transmit confidential or sensitive information on our behalf. A data security breach could occur in the future either at their location or within their systems that could affect our personal or confidential information. A data security breach may expose us to a risk of loss or misuse of this information, and could result in significant costs to us, which may include, among others, fines and penalties, costs related to remediation, potential costs and liabilities arising from governmental or third-party investigations, proceedings or litigation, diversion of management attention and harm to our reputation. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our business, financial condition and reputation.

The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements, which could cause us to incur substantial costs. In the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act and various state laws relating to privacy and data security, including the California Consumer Privacy Act. Federal and state regulators and many federal and state laws and regulations require notice of any data security breaches that involve personal information. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause consumers to lose confidence in the effectiveness of our data security measures.  We may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating, and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents.

Any failure or perceived failure by us to comply with laws, regulations, policies or regulatory guidance relating to privacy or data security may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and consumers to lose trust in us, which could have an adverse effect on our reputation and business. While we maintain insurance to mitigate our exposure to these risks, our insurance policies carry retention and coverage limits, which may not be adequate to reimburse us for losses caused by security breaches or other cybersecurity events, and we may not be able to collect fully, if at all, under these insurance policies.

Changes to legislative and regulatory policies related to home ownership may have a material adverse effect on our business, financial condition and results of operations.

Our markets are affected by legislative and regulatory policies that promote or do not promote home ownership, such as U.S. federal and state legislative and regulatory policies enacted in response to the COVID-19 pandemic that provided various measures of relief for homeowners, primarily in the form of mortgage payment forbearance for homeowners with federally-backed mortgages, temporary moratoria on foreclosures and evictions that have lapsed but may be reinstated in the future, and rental assistance. It remains uncertain whether or to what extent such relief measures could protect homeowners, including as a result of their expiration and non-renewal or their or similar measures being renewed, and what impact they will continue to have on the U.S. real estate market and the U.S. and global economies generally, and our business, financial condition and results of operations may be materially and adversely affected as a result. Future changes to laws or policies relating to these or similar matters could reduce demand for our products and have a material adverse effect on our business, financial condition and results of operations.

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

In fiscal year 2021, we experienced an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, which will limit the amount of our net operating loss carryforwards that we may use to reduce our tax liability in a given period.

As of September 30, 2021, we had net operating loss carryforwards, or NOLs, of $53.5 million. These NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. Because of sales of our Class A common stock by certain of our stockholders during fiscal year 2021 and our resulting ownership change for purposes of Section 382 of the Code, we will not be able to use our pre-ownership change NOLs in excess of the limitation imposed by Section 382 of the Code for each annual period. While our NOLs will be subject to an annual limitation as a result of this ownership change, and although we cannot be certain, we expect that our ability to use the NOLs over time will not be materially affected by such limitation.

Our insurance coverage may be inadequate to protect against the potential hazards incident to our business.

We maintain property, business interruption, product liability and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from interruptions in our production capability or product liability claims relating to the products we manufacture. Consistent with market conditions in the insurance industry, premiums and deductibles for some of our insurance policies have been increasing, sometimes substantially, and may, in the future, increase further. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, our insurers could deny coverage for claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, our business, financial condition or results of operations could be materially adversely affected.

We are in the early stages of implementing strategic initiatives related to the use of recycled materials. If we fail to implement these initiatives as expected, our business, financial condition and results of operations could be adversely affected.

Our future financial performance depends in part on our management’s ability to successfully implement our strategic initiatives related to developing our recycling capabilities and other cost savings measures, with an aim to reduce our material costs, improve net manufacturing productivity and enhance our business operations. We are still in the early stages of material substitution across our manufacturing network and realizing the benefits of our investments in recycling. To achieve such benefits, we must recycle materials on a cost-effective basis and efficiently convert these materials into high-quality finished goods. This strategy involves significant risks, including the risk that our profitability may be materially diminished. In particular, the variability of our raw material sources can result in considerable reduction in our operating rates and yields, which may more than offset any savings we realize from the low purchase price of the materials. Our plants must convert our raw materials at high rates and net yields to generate the profit margins and cash flows necessary to achieve sustainable returns, and we may not produce a sustainable return on investment.

Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition and results of operations.

The previous U.S. administration enacted major changes to certain trade policies, such as the imposition of tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements, including the North American Free Trade Agreement. For example, the United States has increased tariffs on certain imports from China, as well as on steel and aluminum products imported from various countries. The current U.S. administration has signaled continued support for various of those trade policies, including tariffs on certain imports from China. We procure certain of the raw materials we use in the manufacturing of our products directly or indirectly from outside of the United States. The imposition and continuation of tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of raw materials, which could hurt our competitive position and adversely impact our business, financial condition and results of operations.

Risks Relating to Our Indebtedness

Our indebtedness could materially adversely affect our financial condition.

As of September 30, 2021, our total indebtedness was $467.7 million under our first lien credit facility, or the Term Loan Agreement, and, as described below, we may incur more debt. Our indebtedness could have important consequences to the holders of our Class A common stock, including the following:

•	making it more difficult for us to satisfy our obligations with respect to other debt we may incur;
•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

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

The Term Loan Agreement will mature on May 5, 2024, and the Revolving Credit Facility will mature on March 31, 2026. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We may not be able to obtain such financing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material adverse effect on us.

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

We and our subsidiaries may be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described herein.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the credit agreements that govern the Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. As of September 30, 2021, we had commitments available for borrowing under the Revolving Credit Facility of up to $150.0 million. We also have the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

As a result of these restrictions, we may be:

•	limited in how we conduct our business;
•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•	unable to grow in accordance with our strategy, compete effectively or to take advantage of new business opportunities.

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

In addition to cash we generate from our business, our principal existing source of cash is borrowings available under the Revolving Credit Facility. As of September 30, 2021, we had commitments available to be borrowed under the Revolving Credit Facility of up to $150.0 million. We also have the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions. There are limitations on our ability to incur the full $150.0 million of existing commitments under the Revolving Credit Facility. Availability will be limited to the lesser of a borrowing base and $150.0 million. The borrowing base is calculated on a monthly (or more frequent under certain circumstances) valuation of our inventory, accounts receivable and certain cash balances. As a result, our access to credit under the Revolving Credit Facility is potentially subject to significant fluctuation, depending on the value of the borrowing base-eligible assets as of any measurement date. Any inability to borrow under the Revolving Credit Facility may adversely affect our liquidity, financial position and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Based on amounts outstanding as of September 30, 2021, each 100 basis point change in interest rates would result in a $4.7 million change in annual interest expense on our indebtedness under the Senior Secured Credit Facilities. We do not currently hedge the risk of changes in the interest rate under the Senior Secured Credit Facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments or other instruments in order to reduce interest rate volatility. However, even if we do enter into interest rate swaps, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps or other instruments we enter into may not fully mitigate our interest rate risk.

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

At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates may have on LIBOR, other benchmarks or LIBOR-based debt instruments. The Revolving Credit Facility and the Term Loan Agreement include provisions intended to provide for the replacement of LIBOR with SOFR or another widely-accepted alternative benchmark rate upon the cessation of LIBOR, with corresponding adjustments to the applicable interest rate margins. However, uncertainty as to the nature of such potential discontinuance, modification, alternative reference rates, adjustments or other reforms could cause the interest rate calculated for the Revolving Credit Facility and the Term Loan Agreement to be materially different than expected, which could have a material adverse effect on our financing costs. In addition, there is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations and financial condition.

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

•	additional shares of Class A common stock being sold into the market by us or our stockholders, or the anticipation of such sales;
•	announcements by us or our competitors of significant products or features, innovations, acquisitions, strategic partnerships, joint ventures, capital commitments, divestitures or other dispositions;
•	loss of relationships with significant distributors, dealers or other customers;
•	changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•	increases in interest rates or changes in tax laws that make it more costly for consumers to finance home renovation or purchases;
•	difficulties in integrating any new acquisitions we may make;
•	loss of services from members of management or employees or difficulty in recruiting additional employees;
•	worsening of economic conditions in the United States and reduction in demand for our products;
•	price and volume fluctuations in the overall stock market, including as a result of general economic trends;
•	an active trading market in our Class A common stock not being maintained or our failure to satisfy the continued listing standards of the NYSE;
•	future issuances of our Class A common stock or other equity securities;
•	lawsuits threatened or filed against us, or events that negatively impact our reputation; and
•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies.

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

An entity affiliated with Ares Management Corporation, or Ares, and Ontario Teachers’ Pension Plan Board, or OTPP, and together, the Sponsors, beneficially own a significant portion, but less than a majority, of our outstanding common stock. Pursuant to the stockholders agreement, or the Stockholders Agreement, entered into by us and the Sponsors prior to the IPO, for so long as the Sponsors collectively own less than 50% of the outstanding shares of our common stock, the Sponsors will have the right to designate that number of individuals to be included in the slate of nominees for election to our board of directors (rounded up to the nearest whole number or, if such rounding would cause the Sponsors to have the right to elect a majority of our board of directors, rounded to the nearest whole number) that is the same percentage of the total number of directors comprising our board as the collective percentage of common stock owned by the Sponsors, subject to certain exceptions. Because our board of directors is divided into three staggered classes, the Sponsors may be able to influence or control our affairs and policies during the period in which the Sponsors’ nominees finish their terms as members of our board, but in any event no longer than would be permitted under applicable law and the NYSE listing requirements, even though they no longer own a majority of our outstanding Class A common stock.

The interests of the Sponsors and their affiliates, including funds affiliated with the Sponsors, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by the Sponsors could delay, defer or prevent a change in control of our company or impede a merger, takeover or other business combination that may otherwise be favorable for us. Additionally, the Sponsors and their affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as the Sponsors continue to directly or indirectly own a significant amount of our equity, the Sponsors will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own manufacturing properties throughout the United States. We also lease certain properties from third parties. We are headquartered in Chicago, Illinois and operate nine manufacturing and recycling facilities in the United States. In alignment with our sustainability values, our Chicago corporate office is located in a 2019 LEED-Certified building. Our Residential segment products are produced primarily at our manufacturing facilities in Scranton, Pennsylvania; Wilmington, Ohio; Aliquippa, Pennsylvania; Boise, Idaho and Eagan, Minnesota. Our Commercial segment products are produced primarily at our manufacturing facilities in Scranton, Pennsylvania.

The following table provides details of our properties as of September 30, 2021:

	Owned	Leased
Location	Square Feet	Square Feet
Scranton, PA	617,760	286,458
Wilmington, OH	500,000	100,000
Jeffersonville, OH	—	202,567
Aliquippa, PA	134,153	48,000
Ashland, OH	—	97,650
Eagan, MN	—	134,203
Chicago, IL	—	20,981
Boise, ID	—	355,426

We are implementing a multi-year $230 million capital investment program to support our future growth. As a part of that program and to address increased demand, we plan to add a new manufacturing facility.

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

Holders of Record

As of October 29, 2021, there were approximately 49 stockholders of record of our Class A common stock, although we believe there is a significantly larger number of beneficial owners whose shares are held in street name by brokers and other nominees, and one holder of record of our Class B common stock.

Dividends

We did not pay any dividends on our common stock during the years ended September 30, 2021 and 2020. We currently intend to retain earnings to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that our board of directors deems relevant.

Performance Graph

The following graph compares the cumulative total return on our Class A common stock since it began trading on the New York Stock Exchange on June 12, 2020 with the cumulative total return of the Russell 3000 Index and the S&P Composite 1500 Building Products Index. The graph assumes, in each case, an initial investment of $100 on June 12, 2020, based on the market price at the end of each month through and including September 30, 2021, and that all dividends paid by companies included in these indices have been reinvested. We did not pay any dividends during the period reflected in the graph.

Comparison of Cumulative Return for AZEK, Inc., the Russel 3000 Index and Dow Jones Building Materials and Fixtures Index
200
180
160
140
120
100
80
6/12/2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Q4 2021
AZEK
Russell 3000
S&P 1500 Building Materials Composite Index

	June 12, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
The AZEK Company Inc.	$100.00	$117.35	$128.21	$141.62	$154.88	$156.39	$135.76
Russel 3000 Index	100.00	102.16	111.12	111.51	125.38	130.46	125.65
S&P Composite 1500 Building Products Index	100.00	103.85	125.90	142.65	167.72	181.14	174.68

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

Item 6. [Reserved]

No disclosure required by Item 301 of Regulation S-K as in effect on the date of this Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other sections of this Annual Report, including “Item 1. Business,” and our audited Consolidated Financial Statements and related Notes for the three years ended September 30, 2021, 2020 and 2019, included elsewhere in this Annual Report.

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

Overview

We are an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable products focused on the highly attractive, fast-growing Outdoor Living market. Homeowners are continuing to invest in their outdoor spaces and are increasingly recognizing the significant advantages of long-lasting products, which are converting demand away from traditional materials, particularly wood. Our products transform those outdoor spaces by combining highly appealing aesthetics with significantly lower maintenance costs compared to traditional materials. Our innovative portfolio of Outdoor Living products, including decking, railing, trim, siding, cladding and accessories, inspires consumers to design outdoor spaces tailored to their unique lifestyle needs. In addition to our leading suite of Outdoor Living products, we sell a broad range of highly engineered products that are sold in commercial markets, including partitions, lockers and storage solutions. One of our core values is to “always do the right thing”. We make decisions according to what is right, not what is the cheapest, fastest or easiest, and we strive to always operate with integrity, transparency and the customer in mind. In furtherance of that value, we are focused on sustainability across our operations and have adopted strategies to enable us to meet the growing demand for environmentally-friendly products. Our businesses leverage a shared technology and U.S.-based manufacturing platform to create products that convert demand from traditional materials to those that are long lasting and low-maintenance, fulfilling our brand commitment to deliver products that are “Beautifully Engineered to Last”.

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

Initial Public Offering

On June 16, 2020, we completed our IPO of our Class A common stock, in which we sold 38,237,500 shares, including 4,987,500 shares pursuant to the underwriters’ over-allotment option. The shares began trading on the New York Stock Exchange on June 12, 2020 under the symbol “AZEK”. The shares were sold at an IPO price of $23.00 per share for net proceeds to us of approximately $819.7 million, after deducting underwriting discounts and commissions of $50.6 million and offering expenses of approximately $9.2 million payable by us. In addition, we used the net proceeds to redeem $350.0 million in aggregate principal of our then-outstanding 2025 Senior Notes, $70.0 million of our then-outstanding principal amount under the Revolving Credit Facility and effected a $337.7 million prepayment of our then-outstanding principal amount under the Term Loan Agreement.

Secondary Offerings

On September 15, 2020, we completed an offering of 28,750,000 shares of Class A common stock, including the exercise in full by the underwriters of their option to purchase up to 3,750,000 additional shares of Class A common stock, at a public offering price of $33.25 per share. All of the shares were sold by certain of our stockholders, or the Selling Stockholders. We did not receive any of the proceeds from the sale of the shares by the Selling Stockholders. The offering expenses of approximately $1.4 million is payable by us and recorded in “Other general expenses” within the Consolidated Statements of Comprehensive Income (Loss). Immediately subsequent to the closing of the secondary offering, our sole stockholder of our Class B common stock converted 33,068,863 shares of its Class B common stock into shares of Class A common stock.

On January 26, 2021, we completed an offering of 23,000,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriters of their option to purchase up to 3,000,000 additional shares of Class A common stock, at a public offering price of $40.00 per share. The shares were sold by certain of the Selling Stockholders. We did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the offering we incurred approximately $1.2 million in expenses.

On June 1, 2021, we completed an offering of 17,250,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriters of their option to purchase up to 2,250,000 additional shares of Class A common stock, at a public offering price of $43.50 per share. The shares were sold by certain of the Selling Stockholders. We did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the offering we incurred approximately $1.1 million in expenses.

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

Pricing

In general, our pricing strategy is to price our products at a premium relative to competing materials based on the value proposition they provide, including lower maintenance and lifetime costs. Our pricing strategy differs between our two operating segments as follows:

•

Residential: Prices for our residential products are typically set annually, however recent market trends have warranted repricing on a more frequent basis, taking into account current and anticipated changes in input costs, market dynamics and new product introductions by us or our competitors.

•

Commercial: A number of our commercial product sales, such as those related to our partitions and lockers product lines, are customized by order, and, therefore, these products are typically priced based on the nature of the particular specifications ordered. For other commercial products, such as various Vycom product lines, we maintain standard pricing lists that we review and change periodically as the market demands.

Cost of Materials

Raw material costs, including costs of petrochemical resins, reclaimed polyethylene and PVC material, waste wood fiber and aluminum, represent a majority of our cost of sales. The cost of petrochemical resins used in our manufacturing processes has historically varied significantly and has been affected by changes in supply and demand and in the price of crude oil. In addition, the price of reclaimed polyethylene material, waste wood fiber, aluminum, other additives (including modifiers, TiO2 and pigments) and other raw materials fluctuates depending on, among other things, overall market supply and demand and general business conditions. We have long-standing relationships as well as guaranteed supply contracts with some of our key suppliers but, other than certain contracts with prices determined based on the current index price, we have no fixed-price contracts with any of our major vendors. Under our guaranteed supply contracts, the prices are either established annually based on a discount to the then-current market prices or, for purchase orders, based on market rates in effect when the orders become effective. Prices for spot market purchases are negotiated on a continuous basis in line with the market at the time. During fiscal year 2021, we experienced significant increases in the cost of our raw materials due to factors such as global and domestic supply chain disruptions, extreme weather events, including Winter Storm Uri, and the direct and indirect effects of the COVID-19 pandemic. While we seek to mitigate the effects of increases in raw material costs by broadening our supplier base, increasing our use of recycled material and scrap, reducing waste and exploring options for material substitution without sacrificing quality, we anticipate that the increased raw material prices and shortages of raw materials that we experienced in fiscal year 2021 may continue for the foreseeable future. We have not entered into hedges with respect to our raw material costs at this time, but we may choose to enter into such hedges in the future.

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

COVID-19

Since the onset of the COVID-19 pandemic, we have been focused on protecting our employees’ health and safety, meeting our customers’ needs as they navigate an uncertain financial and operating environment, working closely with our suppliers to protect our ongoing business operations and rapidly adjusting our short-, medium- and long-term operational plans to proactively and effectively respond to the current and potential future public health crises. While the COVID-19 pandemic and its direct and indirect effects present very serious concerns for our business and operations, our employees and their families, our customers and our suppliers, we believe that we have adapted and continue to adapt well to the wide ranging changes that the global economy continues to undergo, and we remain confident that we will continue to maintain business continuity, produce and sell our products safely and in compliance with applicable laws and governmental orders and mandates, maintain our robust and flexible supply chains and be in a strong position to maintain financial flexibility even in the event of a potentially extended economic downturn. This discussion and analysis includes periods prior to the outbreak of the COVID-19 pandemic.

Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on our business, financial condition and results of operations, we expect that these measures may not fully mitigate the impact of the COVID-19 pandemic on our business, financial condition and results of operations. We cannot predict the degree to, or the period over, which we will be affected by the pandemic and resulting governmental and other measures. We expect that the direct and indirect economic effects of the COVID-19 pandemic will likely continue to affect demand for our products in the foreseeable future. As the COVID-19 pandemic continues, it may also have the effect of heightening many of the risks described in “Risk Factors” in this Annual Report. See “Risk Factors” for a further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Acquisitions

Throughout our history, we have made selected acquisitions, and we expect to continue to strategically pursue acquisitions to enhance our market position, supplement our product and technology portfolios and increase the diversity of our business.

Results of Operations

The following tables summarize certain financial information relating to our operating results that have been derived from our audited Consolidated Financial Statements for the years ended September 30, 2021, 2020 and 2019.

	Years Ended September 30,			2021 – 2020 Variance		2020 – 2019 Variance
(U.S. dollars in thousands)	2021	2020	2019	$ Variance	% Variance	$ Variance	% Variance
Net sales	$1,178,974	$899,259	$794,203	$279,715	31.1%	$105,056	13.2%
Cost of sales	789,023	603,209	541,006	185,814	30.8%	62,203	11.5%
Gross profit	389,951	296,050	253,197	93,901	31.7%	42,853	16.9%
Selling, general and administrative expenses	244,205	308,275	183,572	(64,070)	(20.8)%	124,703	67.9%
Other general expenses	2,592	8,616	9,076	(6,024)	(69.9)%	(460)	(5.1)%
Loss on disposal of property, plant and equipment	1,025	904	1,495	121	13.4%	(591)	(39.5)%
Operating income (loss)	142,129	(21,745)	59,054	163,874	N/M	(80,799)	(136.8)%
Interest expense, net	20,311	71,179	83,205	(50,868)	(71.5)%	(12,026)	(14.5)%
Loss on extinguishment of debt	—	37,587	—	(37,587)	N/M	37,587	N/M
Income tax expense (benefit)	28,668	(8,278)	(3,955)	36,946	N/M	(4,323)	109.3%
Net income (loss)	$93,150	$(122,233)	$(20,196)	$215,383	N/M%	$(102,037)	N/M%

“N/M” indicates the variance as a percentage is not meaningful.

Year Ended September 30, 2021, Compared with Year Ended September 30, 2020

Net Sales

Net sales for the year ended September 30, 2021 increased by $279.7 million, or 31.1%, to $1,179.0 million from $899.3 million for the year ended September 30, 2020. The increase was primarily attributable to higher sales in both our Residential and Commercial segments. Net sales for the year ended September 30, 2021 increased for our Residential segment by 35.4% and increased for our Commercial segment by 5.3%, in each case as compared to the prior year.

Cost of Sales

Cost of sales for the year ended September 30, 2021 increased by $185.8 million, or 30.8%, to $789.0 million from $603.2 million for the year ended September 30, 2020, primarily due to increased costs on higher sales volumes and higher costs of raw materials and manufacturing.

Gross Profit

Gross profit for the year ended September 30, 2021 increased by $93.9 million, or 31.7%, to $390.0 million from $296.1 million for the year ended September 30, 2020. Gross margin increased to 33.1% for the year ended September 30, 2021 compared to 32.9% for the year ended September 30, 2020. The  increase in gross profit was driven by the strong results in the Residential and Commercial segments which include pricing and manufacturing productivity, partially offset by higher costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $64.1 million, or 20.8%, to $244.2 million, or 20.7% of net sales, for the year ended September 30, 2021 from $308.3 million, or 34.3% of net sales, for the year ended September 30, 2020. The decrease was primarily attributable to lower stock-based compensation expense, partially offset by higher personnel costs, professional fees, marketing expenses and ongoing public company expenses.

Other General Expenses

Other general expenses were $2.6 million during the year ended September 30, 2021, which primarily related to our secondary offerings in January and June of 2021 and $8.6 million during the year ended September 30, 2020, which related to our initial public offering in June 2020.

Interest Expense, net

Interest expense, net, decreased by $50.9 million, or 71.5%, to $20.3 million for the year ended September 30, 2021 from $71.2 million for the year ended September 30, 2020. Interest expense decreased primarily due to the reduced principal amount outstanding under our Term Loan Agreement, the redemption of our 2021 Senior Notes during the year ended September 30, 2020 and lower average interest rates during the year ended September 30, 2021, when compared to the year ended September 30, 2020.

Loss on Extinguishment of Debt

Loss on extinguishment of debt decreased by $37.6 million for the year ended September 30, 2021 as a result of the extinguishment of the 2025 Senior Notes and the 2021 Senior Notes during the year ended September 30, 2020. For more information regarding the 2021 Senior Notes and the 2025 Senior Notes, see Note 7 “Debt” to our Consolidated Financial Statements included elsewhere in this Annual Report.

Income Tax Expense (Benefit)

Income tax expense increased by $36.9 million to $28.7 million for the year ended September 30, 2021 compared to an income tax benefit of $8.3 million for the year ended September 30, 2020. The increase in our income tax expense was primarily driven by our pre-tax operating earnings.

Net Income (Loss)

Net income increased by $215.4 million to $93.2 million for the year ended September 30, 2021 compared to a net loss of $122.2 million for the year ended September 30, 2020, due to the factors described above.

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

Segment Results of Operations

We report our results in two segments: Residential and Commercial. The key segment measures used by our chief operating decision maker in deciding how to evaluate performance and allocate resources to each of the segments are Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin. Depending on certain circumstances, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin may be calculated differently, from time to time, than our Adjusted EBITDA and Adjusted EBITDA Margin, which are further discussed under the heading “Selected Consolidated Financial Data—Non-GAAP Financial Measures.” Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin represent measures of segment profit reported to our chief operating decision maker for the purpose of making decisions about allocating resources to a segment and assessing its performance and are determined as disclosed in our Consolidated Financial Statements included elsewhere in this Annual Report consistent with the requirements of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC, 280. We define Segment Adjusted EBITDA as a segment’s net income (loss) before income tax (benefit) expense and by adding to or subtracting therefrom interest expense, net, depreciation and amortization, stock-based compensation costs, asset impairment and inventory revaluation costs, business transformation costs, capital structure transaction costs, acquisition costs, initial public offering costs and certain other costs. Segment Adjusted EBITDA Margin is equal to a segment’s Segment Adjusted EBITDA divided by such segment’s net sales. Corporate expenses, which include selling, general and administrative costs related to our corporate offices, including payroll and other professional fees, are not included in computing Segment Adjusted EBITDA. Such corporate expenses increased by $20.1 million to $59.7 million for the year ended September 30, 2021 from $39.6 million for the year ended September 30, 2020, and decreased by $2.7 million to $39.6 million for the year ended September 30, 2020 from $42.3 million for the year ended September 30, 2019.

Residential

The following table summarizes certain financial information relating to the Residential segment results that have been derived from our audited Consolidated Financial Statements for the years ended September 30, 2021, 2020 and 2019.

	Years Ended September 30,			2021 – 2020 Variance		2020 – 2019 Variance
(U.S. dollars in thousands)	2021	2020	2019	$ Variance	% Variance	$ Variance	% Variance
Net sales	$1,044,126	$771,167	$655,445	$272,959	35.4%	$115,722	17.7%
Segment Adjusted EBITDA	314,563	238,060	188,742	76,503	32.1%	49,318	26.1%
Segment Adjusted EBITDA Margin	30.1%	30.9%	28.8%	N/A	N/A	N/A	N/A

Net Sales

Net sales of the Residential segment for the year ended September 30, 2021 increased by $273.0 million, or 35.4%, to $1,044.1 million from $771.2 million for the year ended September 30, 2020. The increase was primarily attributable to higher net sales related to our Deck, Rail & Accessories and Exteriors businesses.

Net sales of the Residential segment for the year ended September 30, 2020 increased by $115.7 million, or 17.7%, to $771.2 million from $655.4 million for the year ended September 30, 2019. The increase was primarily attributable to higher sales in our Deck, Rail and Accessories and Exteriors businesses driven by continued market growth and success of new products across the portfolio, as well as the benefit from investments in downstream selling capabilities, retail expansion and pricing.

Segment Adjusted EBITDA

Segment Adjusted EBITDA of the Residential segment for the year ended September 30, 2021 increased by $76.5 million, or 32.1% to $314.6 million from $238.1 million for the year ended September 30, 2020. The increase was mainly driven by higher sales, pricing, manufacturing productivity, partially offset by higher raw material costs, manufacturing costs and selling, general and administrative expenses.

Segment Adjusted EBITDA of the Residential segment for the year ended September 30, 2020 increased by $49.3 million, or 26.1%, to $238.1 million from $188.7 million for the year ended September 30, 2019. The increase was mainly driven by higher sales, net manufacturing productivity improvements, as well as lower selling, general and administrative expenses, partially offset by COVID-19 related production costs.

Commercial

The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our audited Consolidated Financial Statements for the years ended September 30, 2021, 2020 and 2019.

	Years Ended September 30,			2021 – 2020 Variance		2020 – 2019 Variance
(U.S. dollars in thousands)	2021	2020	2019	$ Variance	% Variance	$ Variance	% Variance
Net sales	$134,848	$128,092	$138,758	$6,756	5.3%	$(10,666)	(7.7)%
Segment Adjusted EBITDA	19,323	15,051	21,493	4,272	28.4%	(6,442)	(30.0)%
Segment Adjusted EBITDA Margin	14.3%	11.8%	15.5%	N/A	N/A	N/A	N/A

Net Sales

Net sales of the Commercial segment increased by $6.8 million, or 5.3%, to $134.8 million for the year ended September 30, 2021 from $128.1 million for the year ended September 30, 2020. The increase was primarily attributable to higher net sales in our Vycom business, partially offset by decreased net sales in our Scranton Products business.

Net sales of the Commercial segment for the year ended September 30, 2020 decreased by $10.7 million, or 7.7%, to $128.1 million from $138.8 million for the year ended September 30, 2019. The decrease was primarily driven by lower sales in our Vycom business, as the effects of COVID-19 impacted certain end market demands.

Segment Adjusted EBITDA

Segment Adjusted EBITDA of the Commercial segment was $19.3 million for the year ended September 30, 2021, compared to $15.1 million for the year ended September 30, 2020. The increase was driven by higher sales in the Vycom business, pricing and net manufacturing productivity offset by higher raw material costs.

Segment Adjusted EBITDA of the Commercial segment was $15.1 million for the year ended September 30, 2020 compared to $21.5 million for the year ended September 30, 2019. The decrease was primarily driven by lower sales in the Vycom business, partially offset by lower manufacturing costs and reductions in selling, general and administrative expenses.

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

	Years Ended September 30,
(U.S. dollars in thousands, except per share amounts)	2021	2020	2019
Non-GAAP Financial Measures:
Adjusted Gross Profit	$457,926	$359,066	$314,858
Adjusted Gross Profit Margin	38.8%	39.9%	39.6%
Adjusted Net Income	$152,933	$72,632	$46,663
Adjusted Diluted EPS	$0.98	$0.59	$0.43
Adjusted EBITDA	$274,187	$213,513	$179,566
Adjusted EBITDA Margin	23.3%	23.7%	22.6%

Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted Gross Profit as gross profit before depreciation and amortization, business transformation costs and acquisition costs as described below. Adjusted Gross Profit Margin is equal to Adjusted Gross Profit divided by net sales. We define Adjusted Net Income as net income (loss) before amortization, stock-based compensation costs, business transformation costs, acquisition costs, initial public offering costs, capital structure transaction costs and certain other costs as described below. We define Adjusted Diluted EPS as Adjusted Net Income divided by weighted average common shares outstanding—diluted, to reflect the conversion or exercise, as applicable, of all outstanding shares of restricted stock awards, restricted stock units and options to purchase shares of our common stock. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax (benefit) expense and depreciation and amortization and by adding to or subtracting therefrom items of expense and income as described below. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by net sales. We believe Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that can vary from company to company depending on, among other things, its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. We also add back depreciation and amortization and stock-based compensation because we do not consider them indicative of our core operating performance. We believe their exclusion facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe that showing gross profit and net income, as adjusted to remove the impact of these expenses, is helpful to investors in assessing our gross profit and net income performance in a way that is similar to the way management assesses our performance. Additionally, EBITDA and EBITDA margin are common measures of operating performance in our industry, and we believe they facilitate operating comparisons. Our management also uses Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance. Management considers Adjusted Gross Profit and Adjusted Net Income and Adjusted Diluted EPS as useful measures because our cost of sales includes the depreciation of property, plant and equipment used in the production of products and the amortization of various intangibles related to our manufacturing processes.

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

The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands)	2021	2020	2019
Gross profit	$389,951	$296,050	$253,197
Depreciation and amortization (1)	67,903	62,276	56,398
Business transformation costs (2)	—	—	5,263
Acquisition costs (3)	—	665	—
Other costs (4)	72	75	—
Adjusted Gross Profit	$457,926	$359,066	$314,858

	Years Ended September 30,
	2021	2020	2019
Gross margin	33.1%	32.9%	31.9%
Depreciation and amortization	5.7%	6.9%	7.1%
Business transformation costs	—	—	0.6%
Acquisition costs	—	0.1%	—
Other costs	—	—	—
Adjusted Gross Profit Margin	38.8%	39.9%	39.6%

(1)

Depreciation and amortization for fiscal years 2021, 2020 and 2019 consists of $46.0 million, $37.6 million and $28.9 million, respectively, of depreciation and $21.9 million, $24.7 million and $27.5 million, respectively, of amortization of intangible assets, comprised of intangibles relating to our manufacturing processes.

(2)	Business transformation costs reflect startup costs of our new recycling facility of $5.3 million for fiscal year 2019.
(3)	Acquisition costs reflect inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition.
(4)	Other costs includes impact of retroactive adoption of ASC 842 leases of $0.1 million for fiscal year 2021 and reduction in workforce costs of $0.1 million for fiscal year 2020.

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands, except per share amounts)	2021	2020	2019
Net income (loss)	$93,150	$(122,233)	$(20,196)
Amortization (1)	49,802	55,144	60,226
Stock-based compensation costs (2)	18,746	120,517	3,682
Business transformation costs (3)	—	594	16,560
Acquisition costs (4)	—	1,596	4,110
Initial public offering and secondary offering costs (5)	2,592	8,616	9,076
Other costs (6)	5,192	4,154	(6,845)
Capital structure transaction costs (7)	—	37,587	—
Tax impact of adjustments (8)	(16,549)	(33,343)	(19,950)
Adjusted Net Income	$152,933	$72,632	$46,663

	Years Ended September 30,
	2021	2020	2019
Net income (loss) per common share — diluted	$0.59	$(1.00)	$(0.19)
Amortization	0.32	0.45	0.56
Stock-based compensation costs	0.12	0.99	0.04
Business transformation costs	—	—	0.15
Acquisition costs	—	0.01	0.04
Initial public offering and secondary offering costs	0.02	0.07	0.08
Other costs	0.03	0.03	(0.06)
Capital structure transaction costs	—	0.31	—
Tax impact of adjustments	(0.10)	(0.27)	(0.19)
Adjusted Diluted EPS (9)	$0.98	$0.59	$0.43

(1)	Effective as of September 30, 2020, we revised the definition of Adjusted Net Income to remove depreciation expense. The prior period had been recast to reflect the change.
(2)

Stock-based compensation costs for the year ended September 30, 2021 reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.

(3)

Business transformation costs reflect consulting and other costs related to repositioning of brands of $4.3 million for fiscal year  2019, compensation costs related to the transformation of the senior management team of $0.6 million and $2.3 million for fiscal years 2020 and 2019, respectively, costs related to the relocation of our corporate headquarters of $2.0 million for fiscal year 2019, start-up costs of our new recycling facility of $5.3 million for fiscal year 2019, and other integration-related costs of $2.7 million for fiscal year 2019.

(4)

Acquisition costs reflect costs directly related to completed acquisitions of $0.9 million and $4.1 million for fiscal years 2020 and 2019, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $0.7 million for fiscal year 2020.

(5)	Initial public offering and secondary offering costs includes $1.4 million in fees related to the Secondary offering of our Class A common stock in fiscal year 2020.
(6)

Other costs reflect costs for legal expenses of $2.3 million, $0.9 million and $0.9 million for fiscal years 2021, 2020 and 2019, respectively, impact of the retroactive adoption of ASC 842 leases of $0.5 million for fiscal year 2021, reduction in workforce costs of $0.4 million for fiscal year 2020, income from an insurance recovery of legal loss of $7.7 million for fiscal year 2019, and costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $2.4 million and $2.9 million for fiscal years 2021 and 2020, respectively.

(7)	Capital structure transaction costs include loss on extinguishment of debt of $1.9 million for the 2021 Senior Notes and $35.7 million for the 2025 Senior Notes for fiscal year 2020.
(8)	Tax impact of adjustments is based on applying a combined U.S. federal and state statutory tax rate of 24.5%, 24.5% and 24.0% for fiscal years 2021, 2020 and 2019, respectively.
(9)

Weighted average common shares outstanding used in computing diluted net income (loss) per common share is 156,666,394, 122,128,515, and 108,162,741 shares for fiscal years 2021, 2020 and 2019, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands)	2021	2020	2019
Net income (loss)	$93,150	$(122,233)	$(20,196)
Interest expense	20,311	71,179	83,205
Depreciation and amortization	101,604	99,781	93,929
Tax expense (benefit)	28,668	(8,278)	(3,955)
Stock-based compensation costs	22,670	120,517	3,682
Business transformation costs (1)	—	594	16,560
Acquisition costs (2)	—	1,596	4,110
Initial public offering and secondary offering costs (3)	2,592	8,616	9,076
Other costs (4)	5,192	4,154	(6,845)
Capital structure transaction costs (5)	—	37,587	—
Total adjustments	181,037	335,746	199,762
Adjusted EBITDA	$274,187	$213,513	$179,566

	Years Ended September 30,
	2021	2020	2019
Net margin	7.9%	(13.6)%	(2.5)%
Interest expense	1.7	7.9	10.5
Depreciation and amortization	8.6	11.1	11.8
Tax expense (benefit)	2.5	(0.9)	(0.5)
Stock-based compensation costs	1.9	13.4	0.5
Business transformation costs	—	0.1	2.1
Acquisition costs	—	0.2	0.5
Initial public offering and secondary offering costs	0.2	0.9	1.1
Other costs	0.5	0.4	(0.9)
Capital structure transaction costs	—	4.2	—
Total adjustments	15.4%	37.3%	25.1%
Adjusted EBITDA Margin	23.3%	23.7%	22.6%

(1)

Business transformation costs reflect consulting and other costs related to repositioning of brands of $4.3 million for fiscal year,  2019, compensation costs related to the transformation of the senior management team of $0.6 million and $2.3 million for fiscal years 2020 and 2019, respectively, costs related to the relocation of our corporate headquarters of $2.0 million for fiscal year 2019, start-up costs of our new recycling facility of $5.3 million for fiscal year 2019, and other integration-related costs of $2.7 million for fiscal year 2019.

(2)

Acquisition costs reflect costs directly related to completed acquisitions of $0.9 million and $4.1 million for fiscal years 2020 and 2019, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $0.7 million for fiscal year 2020 .

(3)	Initial public offering and secondary offering costs includes $1.4 million in fees related to the Secondary offering of our Class A common stock completed in fiscal year 2020.
(4)

Other costs reflect costs for legal expenses of $2.3 million, $0.9 million and $0.9 million for fiscal years 2021, 2020 and 2019, respectively, impact of the retroactive adoption of ASC 842 leases of $0.5 million for fiscal year 2021, reduction in workforce costs of $0.4 million for fiscal year 2020, income from an insurance recovery of legal loss of $7.7 million for fiscal year 2019, and costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $2.4 million and $2.9 million for fiscal years 2021 and 2020, respectively.

(5)	Capital structure transaction costs include loss on extinguishment of debt of $1.9 million for the 2021 Senior Notes and $35.7 million for the 2025 Senior Notes for fiscal year 2020.

Liquidity and Capital Resources

Liquidity Outlook

Our primary cash needs are to fund working capital, capital expenditures, debt service and any acquisitions we may undertake. As of September 30, 2021, we had cash and cash equivalents of $250.5 million and total indebtedness of $467.7 million. CPG International LLC, our direct, wholly owned subsidiary, had approximately $146.7 million  available under the borrowing base of our Revolving Credit Facility for future borrowings as of September 30, 2021. CPG International LLC has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

The Senior Secured Credit Facilities contain covenants restricting payments of dividends by CPG International LLC unless certain conditions, as provided in the Senior Secured Credit Facilities, are met. The covenants under our Senior Secured Credit Facilities provide for certain exceptions for specific types of payments. However, other than restricted payments under the specified exceptions, the covenants under our Term Loan Agreement generally prohibit the payment of dividends unless the fixed charge coverage ratio of CPG International LLC, on a pro forma basis, for the four quarters preceding the declaration or payment of such dividend would be at least 2.00 to 1.00 and such restricted payments do not exceed an amount based on the sum of $40.0 million plus 50% of consolidated net income for the period commencing October 1, 2013 to the end of the most recent fiscal quarter for which internal consolidated financial statements of CPG International LLC are available at the time of such restricted payment, plus certain customary addbacks. Based on the general restrictions in our Term Loan Agreement as of September 30, 2021, CPG International LLC would have been permitted to declare or pay dividends of up to $168.5 million, plus any dividends for the specific purposes specified in the Senior Secured Credit Facilities.

Since the restricted net assets of the Company exceed 25% of our consolidated net assets, in accordance with Rule 12-04, Schedule 1 of Regulation S-X, refer to our Consolidated Financial Statements included elsewhere in this Annual Report for condensed parent company financial statements of the Company.

Cash Sources

We have historically relied on cash flows from operations generated by CPG International LLC, borrowings under the credit facilities, issuances of notes and other forms of debt financing and capital contributions to fund our cash needs.

On September 30, 2013, our subsidiary, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC, a limited liability company formed to effect the acquisition of CPG International LLC), Deutsche Bank AG New York Branch, as administrative agent and collateral agent, or the Revolver Administrative Agent, and the lenders party thereto entered into the Revolving Credit Facility. The Revolving Credit Facility provides for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a specified percentage of eligible accounts receivable and inventory, less reserves that may be established by the Revolver Administrative Agent in the exercise of its reasonable credit judgment. As of September 30, 2021 and 2020, CPG International LLC had no outstanding borrowings under the Revolving Credit Facility and had $3.3 million and $6.8 million, respectively, of outstanding letters of credit held against the Revolving Credit Facility. As of September 30, 2021 and 2020, CPG International LLC had approximately $146.7 million and $129.4 million, respectively, available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $250.5 million and $215.0 million, respectively. Because our borrowing capacity under the Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, the amount available under the borrowing base may not reflect actual borrowing capacity under the Revolving Credit Facility.

Cash Uses

Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, and, if market conditions warrant, making selected acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.

Cash Flows

	Years Ended September 30,			2021 – 2020 Variance		2020 – 2019 Variance
(U.S. dollars in thousands)	2021	2020	2019	$ Variance	% Variance	$ Variance	% Variance
Net cash provided by (used in) operating activities	$207,679	$98,361	$94,872	$109,318	111.1%	$3,489	3.7%
Net cash provided by (used in) investing activities	(175,073)	(113,794)	(62,935)	(61,279)	53.9%	(50,859)	80.8%
Net cash provided by (used in) financing activities	2,918	124,498	(8,273)	(121,580)	(97.7)%	132,771	N/M%
Net increase (decrease) in cash	$35,524	$109,065	$23,664	$(73,541)	N/M%	$85,401	N/M%

“N/M” indicates the variance as a percentage is not meaningful.

Year Ended September 30, 2021, Compared with Year Ended September 30, 2020

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $207.7 million and $98.4 million for the years ended September 30, 2021 and 2020, respectively. The $109.3 increase in cash provided by operating activities is primarily related to the increase in net income over the year ended September 30, 2020.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $175.1 million and $113.8 million for the years ended September 30, 2021 and 2020, respectively. Net cash used in investing activities for the year ended September 30, 2021 primarily consisted of purchases of property, plant and equipment to support our expansion of capacity in our manufacturing facilities, as compared to the year ended September 30, 2020, which primarily consisted of purchases of property, plant and equipment in the normal course of business and $18.5 million for the acquisition of Return Polymers, Inc.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $2.9 million and $124.5 million for the years ended September 30, 2021 and 2020, respectively. Net cash provided by financing activities for the year ended September 30, 2021 consisted of proceeds of cash received from the exercise of stock options, offset by debt fees paid to third parties, as compared to the year ended September 30, 2020, which consisted of proceeds from our IPO, net of related costs, our issuance of the 2025 Senior Notes and the Revolving Credit Facility, offset by our redemption of the 2025 Senior Notes and the 2021 Senior Notes, debt payments and redemptions of capital contributions.

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

Availability under our Revolving Credit Facility

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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of September 30, 2021 and 2020, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

We also have the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

Term Loan Agreement

The Term Loan Agreement is a first lien term loan. As of each of September 30, 2021 and 2020, CPG International LLC had $467.7 million outstanding under the Term Loan Agreement. The Term Loan Agreement will mature on May 5, 2024.

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

The Term Loan Agreement may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than the Prepayment Premium, as defined in the Term Loan Agreement, if applicable), subject to certain customary conditions. CPG International LLC is also required to make mandatory prepayments in an amount equal to (i) 100% of the net cash proceeds from casualty events or the disposition of property or assets, subject to customary reinvestment rights, (ii) 100% of the net cash proceeds from the incurrence or issuance of indebtedness (other than permitted indebtedness) by CPG International LLC or any restricted subsidiary and (iii) 50% of excess cash flow, with such percentage subject to reduction (to 25% and to 0%) upon achievement of specified leverage ratios and which prepayment may be declined by the lenders under the Term Loan Agreement. As of September 30, 2021, and 2020, no excess cash flow payment was required based on the current leverage ratio. The lenders under the Term Loan Agreement have the option to decline any prepayments based on excess cash flows. At the lenders’ option the excess cash flow payment made in January 2020 was $2.2 million with the remaining prepayment declined by the lenders. Additionally, CPG International LLC is required to pay the outstanding principal amount of the Term Loan Agreement in quarterly installments of 0.25253% of the aggregate principal amount under the Term Loan Agreement outstanding, and such quarterly payments may be reduced as a result of prepayments. Based on the prepayment of $337.7 million made with net proceeds we received from our IPO, CPG International LLC has prepaid all of the quarterly principal payments otherwise due through the maturity of the Term Loan Agreement.

The Term Loan Agreement contains affirmative covenants, negative covenants and events of default, which are broadly consistent with those in the Revolving Credit Facility (with certain differences consistent with the differences between a revolving loan and term loan) and that are customary for facilities of this type. The Term Loan Agreement does not have any financial maintenance covenants. As of September 30, 2021 and 2020, CPG International LLC was in compliance with the covenants imposed by the Term Loan Agreement. The Term Loan Agreement also includes customary events of default, including the occurrence of a change of control.

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

Contingent Commitments

We have contractual commitments for purchases of certain minimum quantities of raw materials at index-based prices, and non-cancelable capital and operating leases, outstanding letters of credit and fixed asset purchase commitments. For a description of our contractual obligations and commitments, see Notes 7 “Debt”, 9 “Leases” and 17 “Commitments and Contingencies” to our Consolidated Financial Statements included elsewhere in this Annual Report.

Other

We are currently in the process of a multi-phase capacity expansion program including the opening of a new manufacturing facility to be located in Boise, Idaho.  In connection with our capacity expansion program, we have announced our intention to invest approximately $230 million through 2022 which we expect to add a total of approximately 85% of incremental decking capacity relative to our decking capacity at the end of fiscal year 2019, combined with increases in recycling, railing and exteriors capacity.  The first and second phases of our multi-phase capacity expansion plan were completed during the third quarter of fiscal year 2021, providing cumulatively approximately 40% more decking capacity. We subsequently upsized our expansion plans at our Wilmington, Ohio facility and expect to add an incremental approximately 15% of decking and recycling capacity in early 2022.  The third phase involves the opening of a new manufacturing facility, which will be located in Boise, Idaho and is expected to be operational during fiscal 2022 and contribute approximately 30% more decking capacity.

We also intend to continue to invest in new capacity in the ordinary course as we execute against the long-term material conversion opportunity and market expansion.

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

Customer contracts are typically fixed price and short-term in nature. The transaction price is based on the product specifications and is determined at the time of order. We do not engage in contracts greater than one year, and therefore do not have any incremental costs capitalized as of September 30, 2021 or September 30, 2020.

We may offer various sales incentive programs throughout the year. We estimate the amount of sales incentive to allocate to each performance obligation, or product shipped, using the most-likely-amount method of estimation, based on sales to the direct customer or sell-through customer. The estimate is updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as part of net revenue in the period in which the change occurs under the cumulative catch-up method. In addition to sales incentive programs, we may offer a payment discount, if payments are received within 30 days. We estimate the payment discount that we determine will be taken by the customer based on prior history and using the most-likely-amount method of estimation. We believe the most-likely-amount method best predicts the amount of consideration to which we will be entitled. The payment discounts are also reflected as part of net revenue. The total amount of incentives was $92.5 million, $63.1 million and $50.8 million for the years ended September 30, 2021, 2020 and 2019, respectively.

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

Goodwill

We evaluate goodwill for impairment in the fourth quarter at the reporting unit level annually, or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below the carrying amount. Goodwill is considered to be impaired when the net book value of the reporting unit exceeds its estimated fair value. Our evaluation may begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount or we may elect to bypass the qualitative assessment and proceed to a quantitative assessment to determine if goodwill is impaired. In quantitative impairment tests, we first compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired and an impairment loss is recognized for the excess up to the amount of goodwill allocated to the reporting unit.

We measure fair value of the reporting units to which goodwill is allocated using an income based approach, a generally accepted valuation methodology, using relevant data available through and as of the impairment testing date. Under the income approach, fair value is determined using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. The key assumptions and factors used in this approach include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, a weighted average cost of capital used to discount future cash flows, and a review with comparable market multiples for the industry segment as well as our historical operating trends. Any impairment is increased to encompass the income tax effects of any tax deductible goodwill on the carrying amount of the reporting unit, so that the after-tax impairment loss is equivalent to the amount by which the carrying value of the reporting unit exceeds its fair value.

No impairments were recorded during the year ended September 30, 2021 as the estimated fair value substantially exceeded the carrying value for all reporting units.

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

Equity Based Compensation

Prior to our IPO

To assist us in attracting, retaining, incentivizing and motivating employees, certain employees were granted limited partnership interests in our former indirect parent entity, which we refer to as the Partnership, that generally were intended to constitute “profits interests,” or the Profits Interests. The Profits Interests were subject to specified hurdle amounts, which functioned like option exercise prices because the Profits Interests did not participate in distributions by the Partnership until distributions to equity holders had exceeded the relevant hurdle amounts. In general, awards of Profits Interests were 50% time vested and 50% performance vested.

Prior to completion of our IPO, interests in the Partnership, including the Profits Interests, were not listed on any established exchange. In determining the fair value of the Profits Interests, we took into account the methodologies and approaches described in the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. The sole material asset of the Partnership was indirect ownership of our company. Accordingly, the fair value of the Profits Interests was derived by reference to the value of our company, which we estimated using a combination of the income approach and the market approach. Under the income approach, we estimated the fair value of our company based on the present value of our future estimated cash flows and the estimated residual value of our company beyond the forecast period. These future values were discounted to their present values at a discount rate deemed appropriate to reflect the risks inherent in achieving these estimated cash flows. Significant estimates and judgments involved in the income approach include our estimated future cash flows, the perpetuity growth rate assumed in estimating the residual value of our cash flows and the discount rate used to discount our cash flows to present value. For the market approach, we utilized the comparable company method by analyzing a group of companies that were considered to be comparable to us in terms of product offerings, revenue, margins and/or growth. We then used these companies to develop relevant market multiples, which were applied to our corresponding financial metrics to estimate our equity value. Significant estimates and judgments used in the comparable company method included the selection of comparable companies and the selection of appropriate market multiples. Application of these approaches involves the use of estimates, judgment and assumptions that are highly subjective. Following our IPO, it is not necessary to apply these valuation approaches as shares of our Class A common stock are traded in the public market.

In order to determine the value of the Profits Interests, the estimated equity value of the Partnership was allocated among the various interests in the Partnership, including the Profits Interests, using the option pricing method, which treated the various interests in the Partnership as call options with exercise prices determined based on their respective rights to participate in distributions by the Partnership. The values attributable to these implicit call options were determined using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of highly subjective assumptions, including volatility and the expected term of the call options. As equity interests in the Partnership were not publicly traded, expected volatility was derived based on the volatilities of a peer group of publicly traded companies that were deemed to be similar to us. The expected term of the options was based on the anticipated time to liquidity. Other assumptions include the risk-free rate of interest and dividend yield. The risk-free rate of interest was based on yields for U.S. Treasury securities with remaining maturities corresponding to the estimated term of the options. Dividends were assumed to be zero, consistent with historical experience. After the equity value was determined and allocated to the various classes of interests in the Partnership, including the Profits Interests, a discount for lack of marketability, or DLOM, was applied to derive the fair value of the Profits Interests. A DLOM is meant to account for the lack of marketability of a security that is not publicly traded.

The cost of time-vested Profits Interests was recognized as an expense generally on a straight-line basis over the employee’s requisite service period, which generally coincided with the vesting of the award. For performance vested Profits Interests, expense was recognized if and when the achievement of the applicable performance criteria became probable. Performance vested Profits Interests only vested upon receipt by the Sponsors of specified proceeds (in the form of cash and marketable securities) or, in the event of a Change of Control (as defined in the Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of September 30, 2013), upon the Sponsors achieving a specified rate of return. Through September 30, 2019 and immediately prior to the IPO, no compensation expense had been recognized with respect to the performance vested Profits Interests because the achievement of the performance criteria had not become probable.

Subsequent to our IPO

We determine the expense for all employee stock-based compensation awards by estimating their fair value and recognizing such value as an expense, on a straight-line, ratable or cliff basis, depending on the award, in our consolidated financial statements over the requisite service period in which employees earn the awards. We estimate the fair value of performance-based awards granted to employees using the Monte Carlo pricing model and for service-based awards granted to employees using the Black Scholes pricing model. The fair value of performance-based awards that are expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period. The fair value of service-based awards that are expected to vest is recognized as compensation expense on either (1) a straight-line basis, (2) a ratable vesting basis or (3) a cliff vesting basis. We account for forfeitures as they occur.

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

Stock-Based Compensation Expense

We recognized $22.7 million, $120.5 million and $3.3 million in stock-based compensation expense during the years ended September 30, 2021, 2020 and 2019, respectively. The stock-based compensation expense recognized in fiscal year 2020 is primarily a result of the vesting of performance-based equity awards due to the Sponsors receiving sufficient proceeds from our secondary offering completed in September 2020. As of September 30, 2021, the Company had not yet recognized compensation cost on unvested stock-based awards of $24.5 million, with a weighted average remaining recognition period of 2.4 years.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit (expense) to be recorded. The actual benefits (expense) ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of September 30, 2021 and 2020, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $1.0 million and $1.0 million, respectively.

Recently Adopted Accounting Pronouncements

Under the Jumpstart Our Business Startups Act, we qualified as an emerging growth company, or an EGC, and as such, have elected not to opt out of the extended transition period for complying with new or revised accounting pronouncements. During the extended transition period, we were not subject to new or revised accounting standards applicable to public companies.

Based on our public float calculation at March 31, 2021, we are deemed a Large Accelerated Filer under the U.S. Securities and Exchange Commission guidelines and ceased to qualify as an EGC effective September 30, 2021. The loss of EGC status resulted in losing the reporting exemptions noted above, and in particular required our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting as of and for the year ended September 30, 2021 under Section 404(b) of the Sarbanes-Oxley Act.

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

On October 1, 2020, we adopted ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which amends Topic 820, Fair Value Measurement. This standard modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

On October 1, 2020, we adopted ASC 842 (Leases) using the transition method introduced by ASU 2018-11, which does not require revisions to comparative periods. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of approximately $15.2 million and $18.7 million, respectively, as of October 1, 2020. The difference between the lease assets and lease liabilities primarily relates to accrued rent and unamortized lease incentives recorded in accordance with the previous leasing guidance. As of the adoption date, accumulated deficit within shareholder's equity on our consolidated balance sheet decreased by $2.1 million, primarily related to the derecognition of build-to-suit leasing arrangements. The new standard did not materially impact our consolidated statements of income or cash flows.

On October 1, 2020, we adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), and the subsequent amendments The standard sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

On October 1, 2020, we adopted ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of the standard did not have a material impact on our Consolidated Financial Statements.

On October 1, 2020, we adopted ASU No. 2020-04, Reference Rate Reform (Topic 848), The standard provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The adoption of the standard did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifying and amending existing guidance. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The amendments are applied on a prospective or retrospective basis, depending upon the amendment adopted within this ASU. The amendments in this ASU are effective for us for annual periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. We are currently evaluating the impact this adoption will have on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the Revolving Credit Facility. As of September 30, 2021 and 2020, we had $467.7 million and $467.7 million, respectively, outstanding under the Term Loan Agreement and no outstanding amounts under the Revolving Credit Facility. The Term Loan Agreement and Revolving Credit Facility bear interest at variable rates. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities as of September 30, 2021, 2020 and 2019, would have increased or decreased, respectively, annual cash interest by approximately $4.7 million, $4.7 million and $8.1 million, respectively.

In the future, in order to manage our interest rate risk, we may refinance our existing debt or enter into interest rate swaps or otherwise hedge the risk of changes in the interest rate under the Senior Secured Credit Facilities. However, we do not intend or expect to enter into derivative or interest rate swap transactions for speculative purposes.

Credit Risk

As of September 30, 2021 and 2020, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of products primarily to established distributors inside of the United States. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed. As of September 30, 2021, three customers each represented more than 10% of gross trade receivables: Customer A was 11.2%, Customer B was 12.4% and Customer C was 13.7%. As of September 30, 2020, three customers each represented more than 10% of gross trade receivables: Customer A was 13.1%, Customer B was 12.6% and Customer C was 11.9%.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2021, using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of September 30, 2021, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of September 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As previously reported, as of September 30, 2020, two material weaknesses existed in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Those material weaknesses were the following: (i) we did not design or maintain an effective control environment commensurate with our financial reporting requirements and (ii) we did not design and maintain effective controls over certain information technology, or IT, general controls for information systems and applications that are relevant to the preparation of the financial statements, specifically relating to user access controls.

We implemented measures designed to remediate the control deficiencies contributing to these material weaknesses.  These remediation efforts included the following:

•

We hired finance and accounting personnel with prior work experience in finance and accounting departments of public companies and with technical accounting, financial controls and SEC reporting experience, including the hiring of our Chief Financial Officer in January 2019 and our Chief Accounting Officer in April 2019, and reorganizing our finance department. Our Chief Financial Officer retired in August 2021 and was replaced by an equally qualified and seasoned Chief Financial Officer.

•

We designed and implemented certain IT general controls that address risks associated with user access and security, focused training for control owners to help sustain effective control operations designed and implemented controls relating to segregation of duties to strengthen user access controls and security.

As a result of these efforts, we determined that the material weaknesses had been remediated as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Our board of directors has determined that our 2022 annual meeting of stockholders will be held March 8, 2022 (the 2022 Annual Meeting). The time and location of the 2022 Annual Meeting, and the matters to be considered, will be as set forth in our definitive proxy statement for the 2022 Annual Meeting to be filed with the SEC.

Because the expected date of the 2022 Annual Meeting represents a change of more than 30 calendar days from the date of the anniversary of our 2021 annual meeting of stockholders, we are informing stockholders of this change and the updated deadline for stockholders to submit proposals intended for inclusion in our proxy statement for consideration at the 2022 Annual Meeting in accordance with the rules and regulations of the SEC. Accordingly, to be timely, stockholders wishing to submit proposals intended to be considered for inclusion in our proxy statement relating to the 2022 Annual Meeting must ensure that proper notice is received by us at our offices no later than the close of business on December 15, 2021, which we consider a reasonable time before we will begin printing and mailing proxy materials. Any proposal intended to be considered for inclusion in our proxy statement must comply with Rule 14a-8 of Regulation 14A of the proxy rules of the SEC. The submission of a stockholder proposal does not guarantee that it will be included in our proxy materials.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2021 fiscal year, and is herein incorporated by reference.

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

Item 11. Executive Compensation.

The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2021 fiscal year, and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2021 fiscal year, and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2021 fiscal year, and is herein incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2021 fiscal year, and is herein incorporated by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Certificate of Incorporation of The AZEK Company Inc.	10-Q	3.1	08/14/2020	N/A

3.2	Bylaws of The AZEK Company Inc.	10-Q	3.2	08/14/2020	N/A

4.1	Stockholders Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.1	08/14/2020	N/A

4.2	Registration Rights Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.2	08/14/2020	N/A
4.3*	Description of Registrant’s Securities

10.1	Amended and Restated Revolving Credit Agreement, dated as of March 9, 2017, by and among CPG International LLC, Barclays Bank PLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, TD bank, N.A. and The Huntington National Bank, as co-documentation agents, Deutsche Bank AG New York Branch as administrative and collateral agent and the lenders party thereto	S-1	10.1	02/07/2020	333-236325

10.2	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of June 5, 2020, among CPG International LLC, CPG Newco LLC, the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent	S-1/A	10.45	06/08/2020	333-236325
10.3	Second Amendment to Amended and Restated Revolving Credit Agreement, dated as of August 12, 2020, among CPG International LLC, The AZEK Company Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent	S-1	10.3	09/08/2020	333-248660
10.4	Third Amendment dated March 31, 2021 to Amended and Restated Revolving Credit Agreement dated as of March 9, 2017, among Borrower, the Company, the lenders party hereto and the Agent.	10-Q	10.2	05/14/2021	N/A
10.5	Amended and Restated Term Loan Agreement, dated as of June 18, 2018, by and among CPG International LLC, Jefferies Finance LLC, as administrative and collateral agent and the Lenders party thereto (included in Exhibit 10.6)	S-1	10.11	02/07/2020	333-236325
10.6	Incremental Amendment No. 1 to Term Loan Credit Agreement, dated as of June 18, 2018, by and among CPG Newco LLC, CPG International LLC, Jefferies Finance LLC, as administrative agent, and the Lenders party thereto	S-1	10.12	02/07/2020	333-236325
10.7	Second Amendment dated February 2, 2021 to Amended and Restated Term Loan Credit Agreement dated as of June 18, 2018, among Borrower, the Company, certain subsidiaries of the Company hereto as guarantors, the lenders party hereto and the Administrative Agent.	10-Q	10.1	05/14/2021	N/A

10.8	Form of Indemnification Agreement	S-1	10.23	02/07/2020	333-236325

10.9	Employment Agreement, dated as of May 26, 2016, by and between CPG International LLC and Jesse Singh	S-1	10.24	02/07/2020	333-236325
10.10	Employment Offer Letter, dated as of September 20, 2017, by and between CPG International LLC and Jonathan Skelly	S-1	10.27	02/07/2020	333-236325
10.11	Employment Agreement, dated as of December 21, 2018, by and between CPG International LLC and Ralph Nicoletti	S-1	10.29	02/07/2020	333-236325
10.12	Transition Agreement and Release, dated as of July 19, 2021, by and between The AZEK Company Inc. and Ralph Nicoletti	8-K	10.1	07/19/2021	N/A

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.13	Employment Agreement, dated as of July 14, 2021, by and between CPG International LLC and Peter Clifford	8-K	10.1	07/19/2021	N/A
10.14*	Employment Agreement, dated as of August 20, 2019, by and between CPG International LLC and Paul Kardish
10.15	Employment Agreement, dated as of July 15, 2017, by and between CPG International LLC and Jose Ochoa	S-1	10.29	01/19/2021	333-252219

10.16	The AZEK Company Inc. 2020 Omnibus Incentive Compensation Plan	S-1	10.36	09/08/2020	333-248660

10.17	Form of Restricted Stock Grant (Replacement Award for AOT Building Products, L.P. Profits Interests)	S-1	10.37	09/08/2020	333-248660

10.18	Form of Nonqualified Stock Option Grant (Option Award for AOT Building Products, L.P. Profits Interests)	S-1	10.38	09/08/2020	333-248660

10.19	Form of IPO Nonqualified Stock Option Award Agreement (Chair IPO Award)	S-1	10.39	09/08/2020	333-248660

10.20*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors

10.21	Form of Time-Based Restricted Stock Unit Award Agreement (2020 Awards)	S-1	10.39	02/07/2020	333-236325

10.22*	Form of Performance-Based Restricted Stock Unit Award Agreement (2020 Awards)
10.23*	Form of Nonqualified Stock Option Award Agreement (2020 Awards)
10.24*	Form of Time-Based Restricted Stock Unit Award Agreement (2021 Awards)
10.25*	Form of Performance-Based Restricted Stock Unit Award Agreement (2021 Awards)
10.26*	Form of Nonqualified Stock Option Award Agreement (2021 Awards)
10.27	Chairman IPO Award Letter Agreement, dated February 5, 2020, between CPG Newco LLC and Gary Hendrickson	S-1	10.41	02/07/2020	333-236325

10.28	Form of Special Bonus Agreement	S-1/A	10.42	05/29/2020	333-236325
10.29	Form of Amendment 1 to Special Bonus Agreement	S-1/A	10.43	05/29/2020	333-236325
10.30	Form of IPO Cash Award Agreement	S-1/A	10.44	05/29/2020	333-236325
10.31*	Key Employee Bonus Plan
10.32*	Form of Non-Employee Director Compensation Deferral Election Form
21.1	Subsidiaries of the Registrant	S-1	21.1	09/08/2020	333-248660
23*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The AZEK Company Inc.

Date: November 23, 2021	By:	/s/ Jesse Singh
Jesse Singh
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jesse Singh	Chief Executive Officer, President and Director	November 23, 2021
Jesse Singh	(Principal Executive Officer)

/s/ Peter Clifford	Senior Vice President and Chief Financial Officer	November 23, 2021
Peter Clifford	(Principal Financial Officer)

/s/ Gregory Jorgensen	Vice President and Chief Accounting Officer	November 23, 2021
Gregory Jorgensen	(Principal Accounting Officer)

/s/ Gary Hendrickson	Chairman of the Board of Directors	November 23, 2021
Gary Hendrickson

/s/ Sallie B. Bailey	Director	November 23, 2021
Sallie B. Bailey

/s/ Fumbi Chima	Director	November 23, 2021
Fumbi Chima

/s/ Howard Heckes	Director	November 23, 2021
Howard Heckes

/s/ Natasha Li	Director	November 23, 2021
Natasha Li

/s/ Vernon J. Nagel	Director	November 23, 2021
Vernon J. Nagel

/s/ Blake Sumler	Director	November 23, 2021
Blake Sumler

/s/ Ashfaq Oadri	Director	November 23, 2021
Ashfaq Qadri

/s/ Bennett Rosenthal	Director	November 23, 2021
Bennett Rosenthal

/s/ Brian Spaly	Director	November 23, 2021
Brian Spaly

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The AZEK Company Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The AZEK Company Inc. and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Quantitative Goodwill Impairment Assessment

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $951.4 million as of September 30, 2021. Management tests goodwill for impairment annually during the fourth fiscal quarter ended September 30 or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below the carrying amount. The impairment evaluation may begin with a qualitative assessment, or the Company may proceed to a quantitative assessment to determine if goodwill is impaired. Management completed the annual goodwill impairment tests as of August 1, 2021, using a qualitative assessment for three reporting units and a quantitative assessment for one of the reporting units. In performing the quantitative test, management measures the fair value of the reporting units using an income-based approach and relevant data available through the testing date. Under the income approach, fair value is determined using a discounted cash flow method, projecting future cash flows of the reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. The key assumptions and factors used in this approach include, but are not limited to, revenue growth rates and profit margins based on internal Company forecasts, discount rates, perpetuity growth rates, future capital expenditures, and working capital requirements.

The principal considerations for our determination that performing procedures relating to the quantitative goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting unit; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and profit margins.

 Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the quantitative goodwill impairment assessment, including controls over the valuation of the one reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value of the one reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of the underlying data used in the method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates and profit margins. Evaluating management’s assumptions related to revenue growth rates and profit margins involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

November 23, 2021

We have served as the Company’s auditor since 2010.

The AZEK Company Inc.

Consolidated Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	As of September 30,
	2021	2020
ASSETS:
Current assets:
Cash and cash equivalents	$250,536	$215,012
Trade receivables, net of allowances	77,316	70,886
Inventories	188,888	130,070
Prepaid expenses	14,212	8,367
Other current assets	1,446	360
Total current assets	532,398	424,695
Property, plant and equipment, net	391,012	261,774
Goodwill	951,390	951,390
Intangible assets, net	242,572	292,374
Other assets	70,462	1,623
Total assets	$2,187,834	$1,931,856
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$69,474	$42,059
Accrued rebates	44,339	30,362
Accrued interest	72	1,103
Current portion of long-term debt obligations	—	—
Accrued expenses and other liabilities	56,522	50,516
Total current liabilities	170,407	124,040
Deferred income taxes	46,371	21,260
Long-term debt — less current portion	464,715	462,982
Other non-current liabilities	79,177	19,686
Total liabilities	$760,670	$627,968
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at September 30, 2021 and September 30, 2020, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 154,866,313 shares issued and outstanding at September 30, 2021, and 154,637,240 issued and outstanding at September 30, 2020	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at September 30, 2021 and September 30, 2020	—	—
Additional paid-in capital	1,615,236	1,587,208
Accumulated deficit	(188,227)	(283,475)
Total stockholders’ equity	1,427,164	1,303,888
Total liabilities and stockholders’ equity	$2,187,834	$1,931,856

The accompanying notes are an integral part of these Consolidated Financial Statements.

The AZEK Company Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars, except for share and per share amounts)

	Years Ended September 30,
	2021	2020	2019
Net sales	$1,178,974	$899,259	$794,203
Cost of sales	789,023	603,209	541,006
Gross profit	389,951	296,050	253,197
Selling, general and administrative expenses	244,205	308,275	183,572
Other general expenses	2,592	8,616	9,076
Loss on disposal of plant, property and equipment	1,025	904	1,495
Operating income (loss)	142,129	(21,745)	59,054
Other expenses:
Interest expense	20,311	71,179	83,205
Loss on extinguishment of debt	—	37,587	—
Total other expenses	20,311	108,766	83,205
Income (loss) before income taxes	121,818	(130,511)	(24,151)
Income tax expense (benefit)	28,668	(8,278)	(3,955)
Net income (loss)	$93,150	$(122,233)	$(20,196)
Net income (loss) per common share:
Basic	$0.61	$(1.01)	$(0.19)
Diluted	$0.59	$(1.01)	$(0.19)
Comprehensive income (loss)	$93,150	$(122,233)	$(20,196)
Weighted average shares used in calculating net income (loss) per common share:
Basic	153,777,859	120,775,717	108,162,741
Diluted	156,666,394	120,775,717	108,162,741

The accompanying notes are an integral part of these Consolidated Financial Statements.

The AZEK Company Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. dollars, except for share amounts)

	Common Stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance — September 30, 2018	75,093,778	$75	33,068,963	$33	$648,021	$(142,576)	$505,553
Adoption of ASU 2014-09	—	—	—	—	—	194	194
Net income (loss)	—	—	—	—	—	(20,196)	(20,196)
Member contributions prior to initial public offering	—	—	—	—	1,311	—	1,311
Member redemptions prior to initial public offering	—	—	—	—	(101)	—	(101)
Stock-based compensation	—	—	—	—	3,262	—	3,262
Balance — September 30, 2019	75,093,778	$75	33,068,963	$33	$652,493	$(162,578)	$490,023
Adoption of ASU 2016-16	—	—	—	—	—	1,336	1,336
Net income (loss)	—	—	—	—	—	(122,233)	(122,233)
Member contributions prior to initial public offering	—	—	—	—	1,500	—	1,500
Member redemptions prior to initial public offering	—	—	—	—	(3,553)	—	(3,553)
Conversion of profits interests into common shares	8,235,299	9	—	—	(9)	—	—
Net proceeds from initial public offering	38,237,500	38	—	—	819,652	—	819,690
Conversion of Class B common stock into Class A common stock	33,068,863	33	(33,068,863)	(33)	—	—	—
Exercise of vested stock options	1,800	—	—	—	41	—	41
Stock-based compensation	—	—	—	—	117,084	—	117,084
Balance — September 30, 2020	154,637,240	$155	100	$—	$1,587,208	$(283,475)	$1,303,888
Adoption of ASU 2016-02						2,098	2,098
Net income (loss)	—	—	—	—	—	93,150	93,150
Stock-based compensation	—	—	—	—	22,250	—	22,250
Vesting of restricted stock	14,681	—	—	—	—	—	—
Exercise of vested stock options	260,338	—	—	—	5,988	—	5,988
Cancellation of restricted stock awards	(45,946)	—	—	—		—	—
IPO costs	—	—	—	—	(210)	—	(210)
Balance – September 30, 2021	154,866,313	$155	100	$—	$1,615,236	$(188,227)	$1,427,164

The accompanying notes are an integral part of these Consolidated Financial Statements.

The AZEK Company Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Years Ended September 30,
	2021	2020	2019
Operating activities:
Net income (loss)	$93,150	$(122,233)	$(20,196)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation expense	51,802	44,637	33,703
Amortization expense	49,802	55,144	60,226
Non-cash interest expense	3,110	6,994	3,986
Non-cash lease expense	(88)
Deferred income tax expense (benefit)	25,529	(10,110)	(5,321)
Non-cash compensation expense	22,250	117,084	4,564
Fair value adjustment for contingent consideration	—	—	53
Loss on disposition of property, plant and equipment	1,025	904	1,495
Bad debt provision	342	512	383
Loss on extinguishment of debt	—	37,587	—
Changes in operating assets and liabilities:
Trade receivables	(6,772)	(17,656)	(9,015)
Inventories	(58,819)	(12,146)	(4,492)
Prepaid expenses and other current assets	(5,892)	1,035	(4,550)
Accounts payable	16,071	(4,361)	11,679
Accrued expenses and interest	14,910	2,664	20,376
Other assets and liabilities	1,259	(1,694)	1,981
Net cash provided by (used in) operating activities	207,679	98,361	94,872
Investing activities:
Purchases of property, plant and equipment	(175,119)	(95,594)	(63,006)
Proceeds from sale of property, plant and equipment	46	253	71
Acquisitions, net of cash acquired	—	(18,453)	—
Net cash provided by (used in) investing activities	(175,073)	(113,794)	(62,935)
Financing activities:
Proceeds from initial public offering, net of related costs	—	820,467	—
Proceeds from 2025 Senior Notes	—	346,500	—
Redemption of 2021 and 2025 Senior Notes	—	(665,000)	—
Payments of debt extinguishment costs related to 2021 and 2025 Senior Notes	—	(24,938)	—
Proceeds under Revolving Credit Facility	—	129,000	40,000
Payments under Revolving Credit Facility	—	(129,000)	(40,000)
Proceeds from long-term debt	—	—	—
Payments on long-term debt obligations	—	(341,958)	(8,304)
Payments of financing fees related to Term Loan Agreement	(939)	—	—
Payments of debt issuance costs related to 2025 Senior Notes	—	(7,754)	—
Proceeds (repayments) of finance lease obligations	(1,921)	(807)	1,405
Payments of Ultralox contingent consideration	—	—	(2,000)
Payments of initial public offering related costs	(210)	—	(584)
Redemption of capital contributions prior to initial public offering	—	(3,553)	(101)
Capital contributions prior to initial public offering	—	1,500	1,311
Exercise of vested stock options	5,988	41	—
Net cash provided by (used in) financing activities	2,918	124,498	(8,273)
Net increase (decrease) in cash and cash equivalents	35,524	109,065	23,664
Cash and cash equivalents at beginning of period	215,012	105,947	82,283
Cash and cash equivalents at end of period	$250,536	$215,012	$105,947
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$17,119	$76,670	$78,807
Cash paid for income taxes, net	4,620	1,376	1,252
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$16,177	$2,089	$3,674
Property, plant and equipment acquired under finance lease obligations	—	966	1,637
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	57,817	—	—

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

On January 26, 2021, the Company completed an offering of 23,000,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriters of their option to purchase up to 3,000,000 additional shares of Class A common stock, at a public offering price of $40.00 per share. The shares were sold by certain of the Selling Stockholders. The Company did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the offering, the Company incurred approximately $1.2 million in expenses.

On June 1, 2021, the Company completed an offering of 17,250,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriters of their option to purchase up to 2,250,000 additional shares of Class A common stock, at a public offering price of $43.50 per share. The shares were sold by certain of the Selling Stockholders. The Company did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the offering, the Company incurred approximately $1.1 million in expenses.

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

On October 1, 2018, the Company early adopted ASC 606, using the modified retrospective method with an adjustment to the opening balance of equity of $0.2 million, due to the cumulative impact of adopting Topic 606. The adoption of ASC 606 did not have a material impact on the Consolidated Financial Statements.

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

Customer contracts are typically fixed price and short-term in nature. The transaction price is based on the product specifications and is determined at the time of order. The Company does not engage in contracts greater than one year, and therefore does not have any incremental costs capitalized as of September 30, 2021 or September 30, 2020. The Company may offer various sales incentive programs throughout the year. It estimates the amount of sales incentive to allocate to each performance obligation, or product shipped, using the most-likely-amount method of estimation, based on sales to the direct customer or sell-through customer. The estimate is updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as part of net revenue in the period in which the change occurs under the cumulative catch-up method. In addition to sales incentive programs, the Company may offer a payment discount, if payments are received within 30 days. The Company estimates the payment discount that it believes will be taken by the customer based on prior history and using the most-likely-amount method of estimation. The Company believes the most-likely-amount method best predicts the amount of consideration to which it will be entitled. The payment discounts are also reflected as part of net revenue. The total amount of incentives were $92.5 million, $63.1 million and $50.8 million for the years ended September 30, 2021, 2020 and 2019, respectively.

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

Advertising Costs

Advertising costs primarily relate to trade publication advertisements, cooperative advertising, product brochures and samples. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Consolidated Statements of Comprehensive Income (Loss). Total advertising expenses were approximately $37.8 million ,$33.2 million and $41.7 million for the years ended September 30, 2021, 2020 and 2019, respectively.

Research and Development Costs

Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Consolidated Statements of Comprehensive Income (Loss). Total research and development expenses were approximately $7.4 million, $7.7 million, and $8.0 million, for the years ended September 30, 2021, 2020 and 2019, respectively.

Cash and Cash Equivalents

The Company considers cash and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates or equals fair value due to their short-term nature.

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. As of September 30, 2021, cash and cash equivalents were maintained at major financial institutions in the United States, and current deposits are in excess of insured limits. The Company believes these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to the Company. The Company has not experienced any losses in such accounts.

Sales to certain Residential segment distributors accounted for 10% or more of the Company’s total net sales in 2021, 2020 and 2019 were as follows:

	Years Ended September 30,
	2021	2020	2019
Distributor A	23.3%	20.3%	19.8%

At September 30, 2021, three customers accounted for 10% or more of gross trade receivables; Customer A was 10.3%, Customer B was 11.5% and Customer C was 12.7%. At September 30, 2020, three customers accounted for 10% or more of gross trade receivables; Customer A was 13.1%, Customer B was 12.6% and Customer C was 11.9%.

For each year ended September 30, 2021, 2020 and 2019, approximately 18%, 10% and 17%, respectively, of the Company’s materials purchases were purchased from its largest supplier.

Allowance for losses

The Company routinely assesses the financial strength of its customers and believes that its trade receivables credit risk exposure is limited. The allowance for losses is our estimate of credit losses associated with trade receivables balances. An estimate of expected credit losses is recognized as a valuation allowance and adjusted each reporting period. The estimate is based on the current expected credit loss model and is determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. Amounts are written-off if and when they are determined to be uncollectible.

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

During the year ended September 30, 2021, the Company recognized a $1.0 million loss on disposal of fixed assets in the ordinary course of business, the loss related to assets in the Residential segment. During the year ended September 30, 2020, the Company recognized a $0.9 million  loss on disposal of fixed assets in the ordinary course of business, $1.0 million loss related to assets in the Residential segment and $0.1 million gain related to assets in the Commercial segment. During the year ended September 30, 2019, the Company recognized a $1.5 million loss on disposal of fixed assets, $1.2 million related to corporate assets and $0.3 million related to assets in the Residential segment. These losses are classified as “Loss on disposal of property, plant and equipment” in a separate caption within the Consolidated Statements of Comprehensive Income (Loss) within “Operating income (loss)”.

Leases

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate the present value represents our incremental borrowing rate and is calculated based on the treasury yield curve commensurate with the term of each lease, and a spread representative of our borrowing costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases may be classified as either operating leases or finance leases. We have made an accounting policy election to not include leases with an initial term of 12 months or less on the balance sheet. See Note 9—Leases for additional information.

Goodwill

The Company accounts for goodwill as the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company assigns goodwill to four reporting units based on which reporting unit is expected to benefit from the business combination as of the acquisition date. Goodwill is not subject to amortization; rather, the Company tests goodwill for impairment annually during the fourth fiscal quarter ended September 30 or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below the carrying amount. The impairment evaluation may begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount or the Company may elect to bypass the qualitative assessment and proceed to a quantitative assessment to determine if goodwill is impaired. In quantitative impairment tests, if the estimated fair value of a reporting unit exceeds the carrying value, the Company considers that goodwill is not impaired. If the carrying value exceeds estimated fair value, there is an impairment of goodwill and an impairment loss is recorded. The Company calculates the impairment loss by comparing the fair value of the reporting unit less the carrying amount, including goodwill. Goodwill impairment would be limited to the carrying value of the goodwill.

In performing the quantitative test, the Company measures the fair value of the reporting units to which goodwill is allocated using an income-based approach, a generally accepted valuation methodology, and relevant data available through the testing date. Under the income approach, fair value is determined using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. The key assumptions and factors used in this approach include, but are not limited to, revenue growth rates and profit margins based on internal Company forecasts, discount rates, perpetuity growth rates, future capital expenditures, and working capital requirements, among others, and a review of comparable market multiples for the industry segment as well as historical operating trends for the Company.

The Company completed the annual goodwill impairment tests as of August 1, 2021, using a qualitative assessment for three reporting units and a quantitative assessment for one of the  reporting units.  The Company completed the annual goodwill impairment tests as of August 1, 2020 and 2019, using a quantitative assessment approach. As a result of these respective annual assessments, the Company noted that the fair value of each reporting unit was determined to be in excess of the carrying value and as such, there were no impairment charges for the years ended September 30, 2021, 2020 and 2019. Refer to Note 6 for additional information.

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

If a triggering event suggests that a potential impairment has occurred, recoverability of these assets is assessed by evaluating the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the long-lived assets. If the estimated cash flows are less than the carrying amount of the long-lived assets, the assets are written down to their fair value through an impairment loss recognized as a non-cash component of “Operating income (loss)”. The Company did not record an impairment charge for the years ended September 30, 2021, 2020 and 2019. Refer to Note 6 for additional information.

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

Based on our public float calculation at March 31, 2021, the Company will be deemed a Large Accelerated Filer under the U.S. Securities and Exchange Commission guidelines and ceased to qualify as an EGC effective September 30, 2021. The loss of EGC status resulted in losing the reporting exemptions noted above, and in particular will require our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting as of and for the year ended September 30, 2021 under Section 404(b) of the Sarbanes-Oxley Act and required the adoption of ASU 2016-02 for the year ended September 30,20201.

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

On October 1, 2020, the Company adopted ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which amends Topic 820, Fair Value Measurement. This standard modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

On October 1, 2020, the Company adopted ASC 842 (Leases) using the transition method introduced by ASU 2018-11, which does not require revisions to comparative periods. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of approximately $15.2 million and $18.7 million, respectively, as of October 1, 2020. The difference between the lease assets and lease liabilities primarily relates to accrued rent and unamortized lease incentives recorded in accordance with the previous leasing guidance. As of the adoption date, accumulated deficit within shareholder's equity on our consolidated balance sheet decreased by $2.1 million, primarily related to the derecognition of build-to-suit leasing arrangements. The new standard did not materially impact our consolidated statements of income or cash flows.

On October 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), and the subsequent amendments The standard sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. The adoption of this standard did not have a material impact on its Consolidated Financial Statements.

On October 1, 2020, the Company adopted ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of the standard did not have a material impact on its Consolidated Financial Statements.

On October 1, 2020, the Company adopted ASU No. 2020-04, Reference Rate Reform (Topic 848), The standard provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The adoption of the standard did not have a material impact on its Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifying and amending existing guidance. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The amendments are applied on a prospective or retrospective basis, depending upon the amendment adopted within this ASU. The amendments in this ASU are effective for the Company for annual periods beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. The Company is currently evaluating the impact this adoption will have on its Consolidated Financial Statements.

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

The Company also engages in customer rebates, which are recorded in “Net sales” in the Consolidated Statements of Comprehensive Income (Loss) and in “Accrued rebates” and “Trade receivables” in the Consolidated Balance Sheets. The Company recorded accrued rebates of $44.3 million, $30.4 million and $22.7 million as of September 30, 2021, 2020 and 2019, respectively, and contra trade receivables of $3.3 million, $2.3 million and $2.1 million as of September 30, 2021, 2020 and 2019, respectively. The rebate activity was as follows (in thousands).

	As of September 30,
	2021	2020	2019
Beginning balance	$32,679	$24,858	$21,914
Rebate expense	76,763	54,083	50,847
Rebate payments	(61,794)	(46,262)	(47,903)
Ending balance	$47,648	$32,679	$24,858

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

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out (“FIFO”) basis. Inventories consisted of the following (in thousands):

	As of September 30,
	2021	2020
Raw materials	$46,046	$33,850
Work in process	27,278	19,935
Finished goods	115,564	76,285
Total inventories	$188,888	$130,070

 .

4. PROPERTY, PLANT AND EQUIPMENT — NET

Property, plant and equipment — net consisted of the following (in thousands):

	As of September 30,
	2021	2020
Land and improvements	$2,812	$2,758
Buildings and improvements	73,227	71,059
Capital lease – building	—	2,021
Capital lease – manufacturing equipment	—	1,026
Capital lease – vehicles	—	3,782
Manufacturing equipment	405,611	306,036
Computer equipment	23,915	24,927
Furnitures and fixtures	6,018	5,689
Vehicles	604	465
Total property, plant and equipment	512,187	417,763
Construction in progress	129,886	54,412
	642,073	472,175
Accumulated depreciation	(251,061)	(210,401)
Total property, plant and equipment – net	$391,012	$261,774

The Company is considered the owner, for accounting purposes only, of leased office space, as it had taken on certain risks of construction build cost overages above normal tenant improvement allowances. Accordingly, the estimated fair value of the leased property was $9.2 million as of September 30, 2020. The corresponding lease financing obligation was $7.9 million as of September 30, 2020. Upon adoption of ASC 842, the Company derecognized build-to-suit assets and liabilities. Refer to Note 1 - Description of Business and Summary of Significant Accounting Policies for further information.

Depreciation expense was approximately $50.6 million, $44.6 million and $33.7 million in the years ended September 30, 2021, 2020 and 2019, respectively. During the years ended September 30, 2021 and 2020, $2.2 million and $1.3 million of interest was capitalized, respectively. Accumulated amortization for assets under capital leases was $4.0 million as of September 30, 2020. Accumulated amortization for the assets under the build-to-suit lease was $0.5 million as of September 30, 2020.

5. GOODWILL AND INTANGIBLE ASSETS — NET

Goodwill

Goodwill consisted of the following (in thousands):

	Residential	Commercial	Total
Goodwill as of September 30, 2020	$911,001	$40,389	$951,390
Acquisitions	—	—	—
Goodwill as of September 30, 2021	$911,001	$40,389	$951,390
Accumulated impairment losses as of September 30, 2020	—	32,200	32,200
Accumulated impairment losses as of September 30, 2021	$—	$32,200	$32,200

Intangible assets, net

The Company does not have any indefinite lived intangible assets other than goodwill as of September 30, 2021 and 2020.

Finite-lived intangible assets consisted of the following (in thousands):

		As of September 30, 2021
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$289,300	$(216,283)	$73,017
Trademarks	5 — 20	223,840	(139,631)	84,209
Customer relationships	15 — 19	146,670	(64,412)	82,258
Patents	10	7,000	(4,105)	2,895
Other intangible assets	3 — 15	4,076	(3,883)	193
Total intangible assets		$670,886	$(428,314)	$242,572

		As of September 30, 2020
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$289,300	$(195,303)	$93,997
Trademarks	5 — 20	223,840	(124,521)	99,319
Customer relationships	15 — 19	146,670	(52,119)	94,551
Patents	10	7,000	(3,182)	3,818
Other intangible assets	3 — 15	4,076	(3,387)	689
Total intangible assets		$670,886	$(378,512)	$292,374

Amortization expense was approximately $49.8 million, $55.1 million and $60.2 million for the years September 30, 2021, 2020 and 2019, respectively. As of September 30, 2021, the remaining weighted average amortization period for acquired intangible assets was 12.2 years.

Amortization expense relating to these amortizable intangible assets as of September 30, 2021, is expected to be as follows (in thousands):

2022	$44,347
2023	39,219
2024	34,227
2025	29,281
2026	24,334
Thereafter	71,164
Total	$242,572

6. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Allowance for Losses

Allowance for losses consisted of the following (in thousands):

	As of September 30,
	2021	2020	2019
Beginning balance	$1,332	$904	$1,230
Provision	342	512	383
Bad debt write-offs	(565)	(119)	(709)
Acquisitions	—	35	—
Ending balance	$1,109	$1,332	$904

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	As of September 30,
	2021	2020
Employee related liabilities	$32,996	$26,554
Freight	2,292	5,530
Professional fees	2,296	4,249
Marketing	3,421	3,343
Warranty	2,992	2,921
Construction in progress	4,068	1,303
Capital lease	—	969
Lease liability operating	3,906	—
Lease liability finance	71	—
Other	4,480	5,647
Total accrued expenses and other current liabilities	$56,522	$50,516

7. DEBT

Debt consisted of the following (in thousands):

	As of September 30,
	2021	2020
Term Loan due May 5, 2024 — LIBOR + 2.50% (3.25% at September 30, 2021) and LIBOR + 3.75% (4.75% at September 30, 2020),	$467,654	$467,654
Revolving Credit Facility through March 31, 2026 - LIBOR + 1.25% at September 30, 2021 and LIBOR +2.00% at September 30, 2020	—	—
2021 Senior Notes due October 1, 2021 — Fixed at 8%	—	—
Total	467,654	467,654
Less unamortized deferred financing fees	(2,625)	(4,165)
Less unamortized original issue discount	(314)	(507)
Less current portion	—	—
Long-term debt — less current portion and unamortized financing fees	$464,715	$462,982

As of September 30, 2021, the Company scheduled fiscal year debt payment on the Term Loan Agreement as $467.7 million in the year 2024. No other debt payments are due by the Company in any other fiscal year.

Term Loan Agreement

The term loan agreement, as amended and restated from time to time (the “Term Loan Agreement”), is a first lien term loan originally entered into on September 30, 2013 by the Company’s wholly-owned subsidiary, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC), as the initial borrower with a syndicate of lenders party thereto. As of September 30, 2021 and September 30, 2020, CPG International LLC had $467.7 million outstanding under the Term Loan Agreement.  The Term Loan Agreement matures on May 5, 2024.

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

In connection with the February 2, 2021 amendment, the Company recognized $0.6 million in interest expense in the year ended September 30, 2021 related to the write-off of unamortized debt discount and debt issuance costs. The Company incurred $0.1 million in lender fees which, together with $3.6 million in remaining unamortized debt discount and debt issuance costs, have been recorded as a reduction of long-term debt  and are being amortized over the remaining contractual life of the Term Loan Agreement using the effective interest method. In addition, the Company also incurred $0.9 million in various third-party fees and expenses related to the amendment to the Term Loan Agreement, which were recorded to interest expense in the year ended September 30, 2021.

As of September 30, 2021, and September 30, 2020, unamortized deferred financing fees related to the Term Loan Agreement were $2.6 million and $4.2 million, respectively. The Term Loan Agreement may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than the Prepayment Premium (as defined in the Term Loan Agreement), if applicable), subject to certain customary conditions.

The Term Loan Agreement requires mandatory prepayments of the term loans thereunder from certain debt issuances, certain asset dispositions (subject to certain reinvestment rights) and a percentage of excess cash flow (subject to step-downs upon CPG International LLC achieving certain leverage ratios). At September 30, 2021, no excess cash flow payment was required based on the current leverage ratio. CPG International LLC is required to repay the outstanding principal amount under the Term Loan Agreement in quarterly installments equal to 0.25253% of the aggregate principal amount under the Term Loan Agreement outstanding on the amendment date of June 18, 2018 and such quarterly payments may be reduced as a result of prepayments. Based on prepayments of $337.7 million made during the year ended September 30, 2020 with the IPO proceeds, CPG International LLC has prepaid all of the quarterly principal payments through maturity. The Company’s next scheduled principal payment on the term loan is due in fiscal year 2024. The Term Loan Agreement restricts payments of dividends unless certain conditions are met, as defined in the Term Loan Agreement.

Revolving Credit Facility

CPG International LLC has also entered into a revolving credit facility, as amended and restated from time to time (the “Revolving Credit Facility”), with certain of our direct and indirect subsidiaries and certain lenders party thereto. The Revolving Credit Facility provides for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a set percentage of eligible accounts receivable and inventory, less reserves that may be established by the administrative agent and the collateral agent in the exercise of their reasonable credit judgment.

CPG International LLC had no outstanding borrowings under the Revolving Credit Facility as of September 30, 2021 and September 30, 2020. In addition, CPG International LLC had $3.3 million and $6.8 million of outstanding letters of credit held against the Revolving Credit Facility as of September 30, 2021 and September 30, 2020, respectively.  CPG International LLC had approximately $146.7 million available under the borrowing base for future borrowings as of September 30, 2021. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

In connection with the March 31, 2021 amendment, the Company recognized $0.1 million in interest expense in the year ended September 30, 2021 related to the write-off of unamortized debt issuance costs. The Company incurred $0.9 million in lender and third-party fees which, together with $0.5 million in remaining unamortized debt issuance costs, have been recorded as other assets and are being amortized over the remaining contractual life of the facility on a straight-line basis. Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility at September 30, 2021 and September 30, 2020 were $1.2 million and $0.8 million, respectively.

A “commitment fee” accrues on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points. The commitment fees were $0.6 million, $0.5 million and $0.5 million for the years ended September 30, 2021, 2020 and 2019, respectively.

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

 The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, CPG International LLC would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to CPG International LLC’s ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of September 30, 2021, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

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

Interest expense consisted of the following (in thousands):

	Years Ended September 30,
	2021	2020	2019
Interest expense
Term Loan Agreement	$17,826	$41,261	$52,504
2021 Senior Notes	—	17,150	25,200
2025 Senior Notes	—	3,879	—
Revolving Credit Facility	629	1,654	904
Other	828	1,530	1,506
Amortization
Debt issue costs
Term Loan Agreement	2,497	4,910	1,980
2021 Senior Notes	—	880	1,407
2025 Senior Notes	—	180	—
Revolving Credit Facility	495	426	358
Original issue discounts	193	597	241
Less capitalized interest	(2,157)	(1,288)	(895)
Interest expense	$20,311	$71,179	$83,205

Refer to Note 10 for information pertaining to the fair value of the Company’s debt as of September 30, 2021 and 2020.

8. PRODUCT WARRANTIES

The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved.

The warranty reserve activity was as follows (in thousands):

	As of September 30,
	2021	2020
Beginning balance	$10,913	$11,133
Adjustments to reserve	4,878	2,710
Warranty claims payment	(3,120)	(3,159)
Accretion — purchase accounting valuation	28	229
Ending balance	12,699	10,913
Current portion of accrued warranty	(2,992)	(2,921)
Accrued warranty — less current portion	$9,707	$7,992

9. LEASES

As discussed in Note 1, On October 1, 2020, the Company adopted ASU 2016-02, "Leases (Topic 842)," and the related amendments (collectively "ASC 842"). The optional transition method of adoption was used, in which the cumulative effect of initially applying the new standard to existing leases was $12.4 million to record the operating lease right-of-use assets and the related liabilities as of October 1, 2020. Under this method of adoption, the comparative information in the Consolidated Financial Statements has not been revised and continues to be reported under the previously applicable lease accounting guidance (ASC 840). Upon adoption of the new leasing standard, the Company reassessed the build-to-suit leases and derecognized $5.5 million in assets and $7.9 million in corresponding financing liabilities.  At September 30, 2021, these leases are included within the $12.4 million of operating lease right-of-use assets and related liabilities.

At September 30, 2020, leases classified as capital leases under ASC 840 of $2.8 million were included in Property, plant and equipment, net. At September 30, 2021, finance leases, which were previously classified as capital leases under ASC 840, are now included in Other assets. The adoption did not affect the balance sheet classification of the capital lease obligations (known as finance lease liabilities effective October 1, 2020).

The Company leases vehicles, machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. We sublease excess office real estate to a third-party tenant. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As of September 30, 2021, amounts associated with leases are included in Other assets, Accrued expense and other liabilities and Other non-current liabilities in our consolidated balance sheet.

For leases with initial terms greater than 12 months, the Company considers these right-of-use assets and records the related asset and obligation at the present value of lease payments over the term. For leases with initial terms equal to or less than 12 months, we do not consider them as right-of-use assets and instead consider them short-term lease costs that are recognized on a straight-line basis over the lease term. Our leases may include escalation clauses, renewal options and/or termination options that are factored into our determination of lease term and lease payments when its reasonably certain the option will be exercised. Renewal options range from 1 year to 20 years. For the Boise facility lease, the renewal options were included in the determination of lease term resulting in a finance lease classification. The options to extend or terminate a lease are at our discretion. We have elected to take the practical expedient and not separate lease and non-lease components of contracts. We estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement because the implicit rate of the lease is generally not known. Our lease agreements do not contain any material residual value guarantees.

Lease assets and lease liabilities as of September 30, 2021 were as follows:

Leases	Classification on Balance Sheet	As of September 30, 2021
Assets
ROU operating lease assets	Other assets	19,431
Finance lease assets	Other assets	49,084
Total lease assets		68,515

Liabilities
Current
Operating	Accrued expenses and other liabilities	3,906
Finance	Accrued expenses and other liabilities	71
Non-Current
Operating	Other non-current liabilities	18,585
Finance	Other non-current liabilities	50,590
Total lease liabilities		73,152

The components of lease expense for the year ended September 30, 2021 were as follows:

(in thousands)	Year ended September 30, 2021
Operating lease expense	$4,007
Finance lease amortization of assets	1,191
Finance lease interest on lease liabilities	827
Short term	133
Sublease income	(428)
Total lease expense	$5,730

The tables below present supplemental information related to leases as of September 30, 2021:

Cash paid for amounts included in the measurement of lease liabilities:	Year ended September 30, 2021
Operating leases - Operating cash flows	$4,096
Finance leases - Operating cash flows	827
Finance leases - financing cash flows	1,921
Leased assets obtained in exchange for operating lease liabilities	10,239
Leased assets obtained in exchange for finance lease liabilities	47,578

Weighted-average remaining lease term (years)	As of September 30, 2021
Operating leases	7.8
Finance leases	32.2

Weighted-average discount rate	As of September 30, 2021
Operating leases	4.3%
Finance leases	6.5%

Maturities of Lease Liabilities

The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of September 30, 2021:

	As of September 30, 2021
(in thousands)	Operating Leases	Finance Leases	Total
2022	$4,767	$3,266	$8,033
2023	4,489	4,087	8,576
2024	3,665	3,765	7,430
2025	2,993	3,553	6,546
2026	1,805	3,422	5,227
Thereafter	9,277	98,796	108,073
Total lease payments	26,996	116,889	143,885
Less: Interest	(4,505)	(66,228)	(70,733)
Present Value of lease liability	$22,491	$50,661	$73,152

Information Presented in 2020 Form 10-K under ASC 840

As presented in our 2020 Form 10-K, the minimum future rental commitments under ASC 840 for non-cancelable operating leases with initial maturities greater than one year, payable over the remaining lives of the leases as of September 30, 2020 were:

in thousands	As of September 30, 2020
	Capital	Financing	Operating
2021	$1,635	$776	$2,646
2022	1,522	787	2,555
2023	1,118	806	2,355
2024	735	826	1,974
2025	598	846	1,569
Thereafter	2,191	3,823	3,397
Total Payments	$7,799	$7,864	$14,496
Less amount representing interest	(3,843)
Present value of minimum capital lease payments	$3,956

Total rent expense was approximately $1.6 million and $1.3 million for the years ended September 30, 2020 and 2019, respectively. The future minimum sublease income under a noncancelable sublease was $0.9 million at September 30, 2020.

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

Financial instruments with a fair value different from carrying value—The Company has, where appropriate, estimated the fair value of financial instruments for which the amortized cost carrying value may be significantly different than the fair value. As of September 30, 2021 and 2020, these instruments include outstanding debt. As described in Note 8 Debt, the Company records debt at amortized cost. The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	As of September 30,
	2021		2020
	Principle Outstanding	Estimated Fair Value	Principle Outstanding	Estimated Fair Value
Term Loan Agreement due May 5, 2024	$467,654	$467,420	$467,654	$465,690

The fair values of the debt instrument was determined using trading prices between qualified institutional buyers; therefore, are classified as Level 2.

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

	Years Ended September 30,
	2020	2019
Beginning balance	$1,303	$1,900
Change in fair value of contingent consideration	—	53
Less contingent payments	(1,675)	(3,675)
Compensation expense recognized	372	3,025
Ending balance	$—	$1,303

For the year ended September 30, 2019,  $1.3 million was included in Non-cash compensation expense in the Consolidated Statement of Cash Flows.

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

The accounting policies of the operating segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. Currently foreign revenue accounts for less than 10% of consolidated revenue. The Company does not disclose assets outside of the United States as they totaled less than 10% of the consolidated assets as of September 30, 2021, 2020 and 2019.

The segment data below includes data for Residential and Commercial for the years ended and as of September 30, 2021, 2020 and 2019 (in thousands).

	Years Ended and As of September 30,
	Residential			Commercial			Corporate and Eliminations			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net Sales	$1,044,126	$771,167	$655,445	$134,848	$128,092	$138,758	$—	$—	$—	$1,178,974	$899,259	$794,203
Adjusted EBITDA	314,563	238,060	188,742	19,323	15,051	21,493	(59,699)	(39,598)	(30,669)	274,187	213,513	179,566
Capital Expenditures	169,490	86,473	48,206	3,473	6,472	4,592	2,156	2,649	10,208	175,119	95,594	63,006
Depreciation and Amortization	88,732	85,148	81,716	9,127	9,302	8,845	3,745	5,331	3,368	101,604	99,781	93,929
Goodwill	911,001	911,001	903,909	40,389	40,389	40,389	—	—	—	951,390	951,390	944,298
Total Assets	1,953,126	1,726,705	1,584,383	200,277	180,116	171,721	34,431	25,035	32,159	2,187,834	1,931,856	1,788,263

	Years Ended September 30,
	2021	2020	2019
Segment Adjusted EBITDA
Residential	$314,563	$238,060	$188,742
Commercial	19,323	15,051	21,493
Total Adjusted EBITDA for reporting segments	$333,886	$253,111	$210,235
Unallocated net expenses	(59,699)	(39,598)	(30,669)
Adjustments to income (loss) before income tax provision (benefit)
Depreciation and amortization	(101,604)	(99,781)	(93,929)
Stock-based compensation costs	(22,670)	(120,517)	(3,682)
Business transformation costs (1)	—	(594)	(16,560)
Acquisition costs (2)	—	(1,596)	(4,110)
Initial public offering and secondary offering costs (3)	(2,592)	(8,616)	(9,076)
Other costs (4)	(5,192)	(4,154)	6,845
Capital structure transaction costs (5)	—	(37,587)	—
Interest expense	(20,311)	(71,179)	(83,205)
Income (loss) before income taxes	$121,818	$(130,511)	$(24,151)

(1)

Business transformation costs reflect consulting and other costs related to repositioning of brands of $4.3 million for fiscal year, 2019, compensation costs related to the transformation of the senior management team of  $0.6 million and $2.3 million for fiscal years 2020 and 2019, respectively, costs related to the relocation of the Company’s corporate headquarters of $2.0 million for fiscal year 2019, start-up costs of the Company’s new recycling facility of $5.3 million for fiscal year 2019, and other integration-related costs of $2.7 million  for fiscal year 2019.

(2)

Acquisition costs reflect costs directly related to completed acquisitions of  $0.9 million and $4.1 million for fiscal years 2020 and 2019, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $0.7 million for fiscal year 2020.

(3)	Initial public offering costs includes $1.4 million in fees related to the Secondary offering of class A common stock in fiscal year 2020.
(4)

Other costs reflect costs for legal expenses of $2.3 million, $0.9 million and $0.9 million for fiscal years 2021, 2020 and 2019, respectively, impact of the retroactive adoption of ASC 842 leases of $0.5 million for fiscal year 2021, reduction in workforce costs of $0.4 million for fiscal year 2020, income from an insurance recovery of legal loss of $7.7 million for fiscal year 2019, and costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $2.4 million and $2.9 million for fiscal years 2021 and 2020, respectively.

(5)	Capital structure transaction costs include loss on extinguishment of debt of $1.9 million for the 2021 Senior Notes and $35.7 million for the 2025 Senior Notes for fiscal year 2020 .

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

On January 26, 2021, the Company completed an offering of 23,000,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriters of their option to purchase up to 3,000,000 additional shares of Class A common stock, at a public offering price of $40.00 per share. The shares were sold by certain of the Selling Stockholders. The Company did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the offering, the Company incurred approximately $1.2 million in expenses.

On June 1, 2021, the Company completed an offering of 17,250,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriters of their option to purchase up to 2,250,000 additional shares of Class A common stock, at a public offering price of $43.50 per share. The shares were sold by certain of the Selling Stockholders. The Company did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the offering, the Company incurred approximately $1.1 million in expenses.

At September 30, 2021, the following amounts were issued and outstanding: 154,866,313 shares of Class A common stock and 100 shares of Class B common stock. The Company has not issued any shares of preferred stock.

13. STOCK-BASED COMPENSATION

The Company grants stock-based awards to attract, retain and motivate key employees and directors.

Prior to the completion of the IPO, Profits Interests were issued through an LP Interest Agreement. The Profits Interests were, as part of the Corporate Conversion, converted into shares of common stock, restricted stock and stock options. The 2020 Omnibus

Incentive Compensation Plan (“2020 Plan”), became effective as of June 11, 2020, the day of effectiveness of the registration statement filed in connection with the IPO. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 4,508,231 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.

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

On February 4, 2021, the Compensation Committee of the Board of Directors authorized certain changes to our Chief Financial Officer’s (“CFO”) stock-based awards which are expected to be effective in connection with his retirement and contingent on the successful transition to his successor. These changes contemplate a retirement eligibility provision which is expected to allow certain awards to continue to vest in due course following retirement and extend the exercisability of the outstanding and exercisable stock options to the end of the contractual term of the options. This resulted in a Type III Modification (improbable to probable) as defined in accounting guidance, accounted for as a cancellation of the original award and a new grant under the revised terms, resulting in $8.8 million of share-based compensation expense in the fiscal year 2021.

Stock-based compensation expense for the years ended September 30, 2021, 2020 and 2019 was $22.7 million, $120.5 million and $3.3 million, respectively, recognized in “Selling, general and administrative expenses” in the Consolidated Statements of Comprehensive Income (Loss). Total income tax benefit for the years ended September 30, 2021, 2020 and 2019 was $3.8 million, $6.3 million and $0.0 million, respectively. As of September 30, 2021, the Company had not yet recognized compensation cost on unvested stock-based awards of $24.5 million, with a weighted average remaining recognition period of 2.4 years.

The Company uses the Monte Carlo pricing model to estimate the fair value of its performance-based awards as of the grant date, and uses the Black Scholes pricing model to estimate the fair value of its service-based awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within ten years of the grant date.

The following table sets forth the significant assumptions used for the performance-based awards granted during the years ended September 30:

2020
Weighted average grant date fair value	$8.42
Risk-free interest rate	0.75%
Expected volatility	40.00%
Expected term (in years)	0.50
Expected dividend yield	—%

The following table sets forth the significant assumptions used for the service-based awards granted during the years ended September 30:

	2021	2020
Weighted average grant date fair value	$12.49	$8.19
Risk-free interest rate	0.56%-0.81%	0.47%-0.56%
Expected volatility	35.00%	35.00%
Expected term (in years)	6.00	6.25-7.00
Expected dividend yield	—%	—%

Stock Options

The following table summarizes the performance-based stock option activity for the year ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2020	1,705,498	23.00
Granted	—
Exercised	(149,009)	23.00
Cancelled/Forfeited
Expired
Outstanding at September 30, 2021	1,556,489	23.00	8.3	21,059
Vested and exercisable at September 30, 2021	1,556,489	23.00	8.3	21,059

The following table summarizes the service-based stock option activity for the year ended September 30, 2021 :

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2020	3,382,947	23.00
Granted	227,364	34.49
Exercised	(111,332)	23.00
Cancelled/Forfeited	(64,758)	23.56
Expired	—	—
Outstanding at September 30, 2021	3,434,221	23.82	8.6	43,691
Vested and exercisable at September 30, 2021	1,593,261	23.00	8.5	21,557

The intrinsic value of the Company’s stock options exercised in the year ended September 30, 2021 was $4.2 million. The intrinsic value of stock options exercised in fiscal year 2020 was immaterial.

Restricted Stock Awards

A summary of the service-based restricted stock awards activity for the year ended September 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at October 1, 2020	1,485,611	23.00
Granted	—	—
Vested	(722,085)	23.00
Forfeited	(45,946)	23.00
Outstanding and unvested at September 30, 2021	717,580	23.00

Restricted Stock Units

A summary of the service-based restricted stock unit awards activity for the year ended September 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at October 1, 2020	184,851	23.00
Granted	222,046	36.02
Vested	(14,681)	29.92
Forfeited	(25,364)	25.88
Outstanding and unvested at September 30, 2021	366,852	30.42

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

A summary of the performance-based restricted stock unit awards activity for the year ended September 30, 2021 was presented at target was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at October 1, 2020	—	$—
Granted	115,562	34.98
Vested	—	—
Forfeited	(3,758)	34.27
Outstanding and unvested at September 30, 2021	111,804	35.00

14. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) defined contribution plans (the “401(k) Plans”) for the benefit of its employees who meet certain eligibility requirements. The Company does not offer a defined benefit plan (pension plan) nor does the Company offer any other post-retirement benefits. The 401(k) Plans cover substantially all of the Company’s full-time employees. Each participant may contribute up to 85% of his or her salary, within dollar limitations set forth by the ERISA guidelines. The 401(k) Plans match employee pre-tax and Roth IRA contributions. The Company matches 100% of the first 1% of employee contributions, plus 50% of the next 5% of employee contributions.

The Company’s contributions to the plans totaled $4.0 million, $3.2 million and $2.7 million, for the years ended September 30, 2021, 2020 and 2019, respectively.

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

	Years Ended September 30,
	2021	2020	2019
Numerator:
Net income (loss)	$93,150	$(122,233)	$(20,196)
Net income (loss) attributable to common stockholders — basic and diluted	$93,150	$(122,233)	$(20,196)
Denominator:
Weighted average shares of common stock — basic and diluted
basic	153,777,859	120,775,717	108,162,741
diluted	156,666,394	120,775,717	108,162,741
Net income (loss) attributable to common stockholders:
basic	$0.61	$(1.01)	$(0.19)
diluted	$0.59	$(1.01)	$(0.19)

The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Years Ended September 30,
	2021	2020	2019
Restricted Stock Awards	—	1,064,897	—
Stock Options	105,199	268,177	—
Restricted Stock Units	3,256	19,724	—

16. INCOME TAXES

The Company’s operations are substantially all domestic. The components of income tax expense (benefit) consisted of the following (in thousands):

	Years Ended September 30,
	2021	2020	2019
Current:
Federal	$200	$(55)	$(62)
State and local	2,939	1,887	1,428
Total current	3,139	1,832	1,366
Deferred:
Federal	26,240	(7,408)	(3,128)
State and local	(711)	(2,702)	(2,193)
Total deferred	25,529	(10,110)	(5,321)
Income tax expense (benefit)	$28,668	$(8,278)	$(3,955)

The effective income tax rate was different from the statutory U.S. federal income tax rate of 21.0%,   for the years ended September 30, 2021, 2020 and 2019, due to the following (in thousands):

	2021	Rate	2020	Rate	2019	Rate
Income tax benefit / federal statutory rate	$25,583	21.0%	$(27,407)	21.0%	$(5,072)	21.0%
State and local taxes — net of federal benefit	2,329	1.9	(960)	0.6	(667)	2.8
Increase in valuation allowance	(220)	(0.2)	280	(0.2)	20	(0.1)
Stock-based compensation	1,379	1.1	19,344	(14.8)	685	(2.8)
Non-deductible transaction costs	544	0.4	411	(0.3)	407	(1.7)
Executive compensation	704	0.6	235	(0.2)	—	—
Federal research and development credit	(1,829)	(1.4)	(465)	0.4	—	—
Meals and entertainment	267	0.2	262	(0.2)	350	(1.5)
Other	(89)	(0.1)	22	—	322	(1.3)
Income tax expense (benefit) / effective tax rate	$28,668	23.5%	$(8,278)	6.3%	$(3,955)	16.4%

The effective income tax rate was 23.5% for the year ended September 30, 2021 compared to 6.3% for the year ended September 30, 2020. The 2021 effective income tax rate was positively impacted by return to provision benefit related to the Company’s R&D tax credit and state taxes offset by non-deductible compensation costs offset.

The components of the deferred tax assets and liabilities consisted of the following (in thousands):

	As of September 30,
	2021	2020
Deferred tax asset:
Federal net operating loss carryforwards	$10,528	$23,389
State loss carryforwards and other benefits	10,852	9,797
Inventory reserves	6,004	5,181
Warranty reserves	3,139	3,016
Legal reserves	212	365
Accrued expenses	9,189	7,876
Disallowed interest carryforward	—	12,019
Stock-based compensation	9,284	6,325
Federal research and development credit	2,243	465
Lease liabilities	16,944	—
Valuation allowance	(5,310)	(5,530)
Total deferred tax assets	63,085	62,903
Deferred tax liabilities:
Intangible assets — net	42,726	45,509
Property, plant and equipment	50,159	37,617
Right-of-use assets	15,928	—
Indemnification receivable related to warranty reserves	643	1,037
Total deferred tax liabilities	109,456	84,163
Net deferred tax liability	$46,371	$21,260

At September 30, 2021, the Company has approximately $23.7 million (gross of tax) of net operating loss carryforwards for federal income tax purposes which begin to expire after 2031 and $29.8 million of net operating loss carryforwards for federal income tax purposes that have an indefinite carryforward period. Additionally, the Company has approximately $102.8 million of net operating loss carryforwards for state and local tax purposes, which expire in varying amounts beginning in 2022 and through 2041. Utilization of the NOL carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), and similar state law due to ownership changes that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The valuation allowance was determined in accordance with the provisions of ASC 740, Income Taxes, which requires that a valuation allowance be established and maintained when management’s analysis indicates it is “not more likely than not” that all or a portion of deferred tax assets will be realized. The valuation allowance for certain net deferred tax assets of $5.3 million and $5.5 million at September 30, 2021 and 2020, respectively, is attributable to the uncertainty as to the realization of state deferred tax assets related to Pennsylvania state tax loss carryforwards at certain U.S. subsidiaries of the Company (CPG International LLC and Scranton Products, Inc.).

The activity in the valuation allowance consisted of the following (in thousands):

	As of September 30,
	2021	2020
Beginning balance	$5,530	$5,250
Expense	(220)	280
Ending balance	$5,310	$5,530

A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits consisted of the following (in thousands):

	As of September 30,
	2021	2020
Beginning balance	$996	$961
Unrecognized tax benefits related to prior years	(516)	35
Unrecognized tax benefits related to the current year	475	—
Ending balance	$955	$996

Unrecognized tax benefits of $0.7 million and $0.5 million are recorded as an offset to certain non-current deferred tax assets at September 30, 2021 and 2020, respectively. The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $1.0 million and $1.0 million at September 30, 2021 and 2020, respectively.

When applicable, the Company’s practice is to recognize interest and penalties related to uncertain income tax positions in income tax expense. For the years ended September 30, 2021, 2020 and 2019 the amounts recognized by the Company for interest and penalties were not material. The corresponding liability recorded in the Consolidated Balance Sheets as of September 30, 2021 and 2020 was also not material.

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

17. COMMITMENTS AND CONTINGENCIES

Raw Material and Fixed Asset Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended September 30, 2021, the Company purchased substantially all of its raw materials, other than resins, under purchase orders which do not involve long-term supply commitments.

Substantially all of the Company’s resins are purchased under supply contracts that may average approximately one to two years, for which pricing is variable based on certain industry-based market indices. The resin supply contracts are negotiated annually and generally provide that the Company is obligated to purchase a minimum amount of resins from each supplier. As of September 30, 2021, the Company has purchase commitments under material supply contracts of $38.6 million through the calendar year ending December 31, 2022. As of September 30, 2021, and 2020, the Company had committed to purchase $0.4 million and $1.5 million of equipment, respectively.

Legal Proceedings

In the normal course of the Company’s business, it is at times subject to pending and threatened legal actions, in some cases for which the relief or damages sought may be substantial. Although the Company is not able to predict the outcome of such actions, after reviewing all pending and threatened actions with counsel and based on information currently available, management believes that the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial position. However, it is possible that the ultimate resolution of such matters, if unfavorable, may be material to the Company’s results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not currently known. In evaluating whether to accrue for losses associated with legal or environmental contingencies, it is our policy to take into consideration factors such as the facts and circumstances asserted, our historical experience with contingencies of a similar nature, the likelihood of our prevailing and the severity of any potential loss. For some matters, no accrual is established because we have assessed our risk of loss to be remote. Where we have determined that the risk of loss is probable and such losses are reasonably estimable, we record an accrual. While we regularly review the status of, and our estimates of potential liability associated with, the contingencies to determine the adequacy of any associated accruals and related disclosures, the ultimate amount of loss may differ from our estimates.

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

As of September 30, 2021, there are various claims that have been made against the Company. All such claims are being contested and the Company does not believe a loss is probable; therefore, no reserve has been recorded related to these matters. In addition, the Company carries insurance for these types of matters and is expecting to recover thereon.

The Company is a party to various legal proceedings and claims, which arise in the ordinary course of business. As of September 30, 2021, the Company determined that there was not at least a reasonable possibility that it had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such proceedings.

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

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts):

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Net sales (1)	$346,121	$327,454	$293,121	$212,278
Gross profit (2)	112,287	106,837	97,849	72,978
Net income (loss) (2)	$38,593	$21,769	$22,640	$10,148
Net income (loss) per common share:
Basic	$0.25	$0.14	$0.15	$0.07
Diluted	$0.25	$0.14	$0.14	$0.07

	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Net sales (1)	$263,920	$223,711	$245,585	$166,043
Gross profit	90,264	75,123	79,372	51,291
Net income (loss) (2)	$(64,359)	$(52,116)	$4,088	$(9,846)
Net income (loss) per common share:
Basic	$(0.43)	$(0.44)	$0.04	$(0.09)
Diluted	$(0.43)	$(0.44)	$0.04	$(0.09)

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

(2)

As a result of our adoption of ASC 842 as of October 1, 2020 (Note 1), quarterly amounts presented in our prior Forms 10-Q were revised. The impact of the adjustments was immaterial to gross profit and net income for the first, second and third quarters of fiscal year 2021, respectively. Refer to footnote 9 for further details of the adoption.

19. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

The AZEK Company Inc. (parent company only)

Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	As of September 30,
	2021	2020
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,427,164	$1,303,888
Total non-current assets	1,427,164	1,303,888
Total assets	$1,427,164	$1,303,888
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at September 30, 2021 and September 30, 2020, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 154,866,313 shares issued and outstanding at September 30, 2021, and 154,637,240 issued and outstanding at September 30, 2020	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at September 30, 2021 and 2020	—	—
Additional paid-in capital	1,615,236	1,587,208
Accumulated deficit	(188,227)	(283,475)
Total stockholders’ equity	1,427,164	1,303,888
Total liabilities and stockholders’ equity	$1,427,164	$1,303,888

The AZEK Company Inc. (parent company only)

Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars)

	Years Ended September 30,
	2021	2020	2019
Net income (loss) of subsidiaries	$93,150	$(122,233)	$(20,196)
Net income (loss) of subsidiaries	$93,150	$(122,233)	$(20,196)
Comprehensive income (loss)	$93,150	$(122,233)	$(20,196)

The AZEK Company Inc. did not have any cash as of September 30, 2021, 2020 and 2019, accordingly a Statement of Cash Flows has not been presented.

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

Dividends from Subsidiaries

There were no cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during each of the years ended September 30, 2021, 2020 and 2019.

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