Form 10-Q
period 2021-12-31
AZEK Co Inc.
filed 2022-02-08
CIK 1782754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of January 31, 2022, the registrant had 155,040,647 shares of Class A Common Stock, $0.001 par value per share, and 100 shares of Class B Common Stock, $0.001 par value per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The AZEK Company Inc.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

in thousands	December 31, 2021	September 30, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$66,056	$250,536
Trade receivables, net of allowances	63,057	77,316
Inventories	289,059	188,888
Prepaid expenses	17,641	14,212
Other current assets	1,206	1,446
Total current assets	437,019	532,398
Property, plant and equipment - net	435,304	391,012
Goodwill	992,513	951,390
Intangible assets - net	272,692	242,572
Other assets	77,578	70,462
Total assets	$2,215,106	$2,187,834
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$64,490	$69,474
Accrued rebates	49,150	44,339
Accrued interest	214	72
Current portion of long-term debt obligations	—	—
Accrued expenses and other liabilities	48,684	56,522
Total current liabilities	162,538	170,407
Deferred income taxes	50,753	46,371
Long-term debt—less current portion	464,999	464,715
Other non-current liabilities	85,665	79,177
Total liabilities	763,955	760,670
Commitments and contingencies (See Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at December 31, 2021 and September 30, 2021, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,032,377 shares issued and outstanding at December 31, 2021 and 154,866,313 shares issued and outstanding at September 30, 2021	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at December 31, 2021 and at September 30, 2021, respectively	—	—
Additional paid‑in capital	1,622,516	1,615,236
Accumulated deficit	(171,520)	(188,227)
Total stockholders' equity	1,451,151	1,427,164
Total liabilities and stockholders' equity	$2,215,106	$2,187,834

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

	Three Months Ended December 31,
in thousands	2021	2020
Net sales	$259,708	$212,278
Cost of sales	171,099	139,300
Gross profit	88,609	72,978
Selling, general and administrative expenses	63,169	53,448
Operating income (loss)	25,440	19,530

Other expenses:
Interest expense	4,148	6,026
Total other expenses	4,148	6,026

Income (loss) before income taxes	21,292	13,504
Income tax expense (benefit)	4,585	3,356
Net income (loss)	$16,707	$10,148

Net income (loss) per common share - basic	$0.11	$0.07
Net income (loss) per common share - diluted	0.11	0.07

Comprehensive income (loss)	$16,707	$10,148
Weighted-average common shares outstanding - basic and diluted
Basic	154,407,244	153,226,378
Diluted	156,854,925	156,018,731

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. dollars, except for share amounts)

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – September 30, 2020	154,637,240	$155	100	$—	$1,587,208	$(283,475)	$1,303,888
Net income (loss)	—	—	—	—	—	10,148	10,148
Stock-based compensation	—	—	—	—	2,878	—	2,878
Exercise of stock options	98,377	—	—	—	2,364	—	2,364
Initial public offering expenses	—	—	—	—	(210)	—	(210)
Adoption of ASU 2016-02	—	—	—	—	—	2,098	2,098
Balance – December 31, 2020	154,735,617	$155	100	$—	$1,592,240	$(271,229)	$1,321,166

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – September 30, 2021	154,866,313	$155	100	$—	$1,615,236	$(188,227)	$1,427,164
Net income (loss)	—	—	—	—	—	16,707	16,707
Stock-based compensation	—	—	—	—	3,970	—	3,970
Exercise of stock options	143,892	—	—	—	3,310	—	3,310
Cancellation of restricted stock awards	(4,399)	—	—	—	—	—	—
Issuance of common stock under employee stock plan	26,571	—	—	—	—	—	—
Balance – December 31, 2021	155,032,377	$155	100	$—	$1,622,516	$(171,520)	$1,451,151

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended December 31,
	2021	2020
Operating activities:
Net income (loss)	$16,707	$10,148
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	15,202	11,635
Amortization of intangibles	12,880	12,643
Non-cash interest expense	1,154	670
Non-cash lease expense	(39)	(35)
Deferred income tax (benefit) provision	4,381	2,908
Non-cash compensation expense	3,970	2,878
Loss (gain) on disposition of property	18	212
Changes in certain assets and liabilities:
Trade receivables	18,057	29,652
Inventories	(88,515)	(36,081)
Prepaid expenses and other currents assets	(3,330)	(2,876)
Accounts payable	606	(5,097)
Accrued expenses and interest	(11,626)	(6,465)
Other assets and liabilities	(85)	106
Net cash provided by (used in) operating activities	(30,620)	20,298
Investing activities:
Purchases of property, plant and equipment	(65,333)	(27,021)
Proceeds from disposition of fixed assets	32	17
Acquisitions, net of cash acquired	(91,310)	—
Net cash provided by (used in) investing activities	(156,611)	(27,004)
Financing activities:
Repayments of finance lease obligations	(559)	(426)
Exercise of vested stock options	3,310	2,364
Payments of initial public offering related costs	—	(210)
Net cash provided by (used in) financing activities	2,751	1,728
Net increase (decrease) in cash and cash equivalents	(184,480)	(4,978)
Cash and cash equivalents – Beginning of period	250,536	215,012
Cash and cash equivalents – End of period	$66,056	$210,034
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$2,782	$5,847
Cash paid for income taxes, net	(129)	(56)
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$5,748	$4,035
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	8,915	1,645

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands of U.S. dollars, unless otherwise specified)

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The AZEK Company Inc. (the “Company”, “we”, “us” or “our”) is a Delaware corporation that holds all of the limited liability company interests in CPG International LLC, the entity which directly and indirectly holds all of the equity interests in the operating subsidiaries. The Company is an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable building products for residential, commercial and industrial markets. The Company’s products include decking, railing, trim, porch, moulding, pavers, bathroom and locker systems, as well as extruded plastic sheet products and other non-fabricated products for special applications in industrial markets. The Company operates in various locations throughout the United States. The Company’s residential products are primarily branded under the brand names AZEK, TimberTech, VERSATEX, ULTRALOX and StruXure, while the commercial products are branded under the brand names Celtec, Playboard, Seaboard, Flametec, Designboard, Cortec, Sanatec, Scranton Products, Aria Partitions, Eclipse Partitions, Hiny Hiders, Tufftec Lockers and Duralife Lockers.

Secondary Offerings

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

b. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates on a fiscal year ending September 30. The accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the three months ended December 31, 2021 and the cash flows for the three months ended December 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2021 Form 10-K. The Condensed Consolidated Balance Sheet as of September 30, 2021 was derived from the audited financial statements at that date. There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2021 Form 10-K, except as noted below.

Revision of Previously Reported Financial Information

         In connection with our retroactive adoption of ASC 842 as of October 1, 2020, quarterly amounts presented in our prior Form 10-Q were revised. The impact of the adjustments was immaterial to the Consolidated Financial Statements.

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

Accounting Policies

Refer to the Company’s 2021 Form 10-K for a discussion of the Company’s accounting policies, as updated below and for recently adopted accounting standards.

Research and Development Costs

Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Condensed Consolidated Statements of Comprehensive Income (Loss). Total research and development expenses were approximately $2.0 million and $1.8 million, respectively, for the three months ended December 31, 2021 and 2020.

Recently Adopted Accounting Pronouncements

On October 1, 2020, the Company adopted ASU No. 2016-02, Leases (Topic 842) and the subsequent amendments. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of approximately $15.2 million and $18.7 million, respectively, as of October 1, 2020. The difference between the lease assets and lease liabilities primarily relates to accrued rent and unamortized lease incentives recorded in accordance with the previous leasing guidance. As of the adoption date, accumulated deficit within shareholder's equity on the Company’s consolidated balance sheet decreased by $2.1 million, primarily related to the derecognition of build-to-suit leasing arrangements. The new standard did not materially impact the Company’s consolidated statements of income or cash flows.

On October 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifying and amending existing guidance. The adoption of the standard did not have a material impact on the Company’s Consolidated Financial Statements.

2. REVENUE

The Company recognizes revenues when control of the promised goods is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods, at a point in time, when shipping occurs.

The Company also engages in customer rebates, which are recorded in “Net sales” in the Condensed Consolidated Statements of Comprehensive Income (Loss) and in “Accrued rebates” and “Trade receivables” in the Condensed Consolidated Balance Sheets. The Company recorded accrued rebates of $49.1 million and $35.8 million as of December 31, 2021 and 2020, respectively, and contra trade receivables of $4.7 million and $3.1 million as of December 31, 2021 and 2020, respectively. The rebate activity was as follows (in thousands):

	Three Months Ended December 31,
	2021	2020
Beginning balance	$47,648	$32,679
Rebate expense	16,150	13,673
Rebate payments	(9,957)	(7,533)
Ending balance	$53,841	$38,819

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance.

3. BUSINESS COMBINATIONS

On November 30, 2021, the Company acquired 100% of a regional recycler in the Midwest, for a total purchase price of approximately $4.0 million, subject to customary post-closing working capital adjustments. The regional recycler is a provider of full-service recycled material processing, sourcing, logistical support and scrap management programs. The Company financed the acquisition with cash on hand.

On December 29, 2021, the Company acquired 100% of StruXure Outdoor, LLC, a Georgia limited liability company (“StruXure Outdoor”), for a total purchase price of approximately $87.3 million, subject to customary post-closing working capital adjustments. StruXure Outdoor is located in Dahlonega, Georgia and manufactures customizable outdoor pergolas and cabanas. The Company financed the acquisition with cash on hand.

The acquisitions were accounted for as business combinations under Accounting Standards Codification (“ASC”) 805 Business Combinations. Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective fair values. The excess of the consideration transferred over the fair value of the net assets received has been recorded for both acquisitions as goodwill in the Residential segment. The factors that contributed to the recognition of goodwill primarily relate to future economic benefits arising from expected sales as well as consumption of the recycled PVC materials in current products.

The following table represents the preliminary allocation of assets acquired and liabilities assumed on the acquisition date for both acquisitions as of December 31, 2021 (in thousands):

(US dollars in thousands)	Total
Cash and cash equivalents	$-
Trade receivables	3,798
Inventories	11,655
Other current assets	94
Property and equipment	3,925
Intangible assets	43,000
Other assets	-
Accounts payable	(3,116)
Accrued expenses and other liabilities	(9,169)
Total identifiable assets	50,187
Goodwill	41,123
Net assets acquired/total consideration	91,310
Less: cash acquired	-
Total consideration net of cash acquired	$91,310

As of the acquisition dates, total intangible assets and goodwill amounted to $84.1 million, comprised of $23.0 million related to customer relationships, $10.0 million related to proprietary knowledge and $10.0 million related to trademarks, as well as $41.1 million in goodwill. It is expected that $41.1 million of the goodwill is deductible for tax purposes. The estimated useful life for customer relationships and trademarks is 15 years, and proprietary knowledge is 10 years. The intangible assets weighted average useful life at the date of acquisition was 14.2 years.

4. INVENTORIES

Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out “FIFO”) basis. Inventories consisted of the following (in thousands):

in thousands	December 31, 2021	September 30, 2021
Raw materials	$66,758	$46,046
Work in process	30,997	27,278
Finished goods	191,304	115,564
Total inventories	$289,059	$188,888

5. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment – net consisted of the following (in thousands):

	December 31, 2021	September 30, 2021
Land and improvements	$2,812	$2,812
Buildings and improvements	76,234	73,227
Manufacturing equipment	440,740	405,611
Computer equipment	24,346	23,915
Furniture and fixtures	6,276	6,018
Vehicles	846	604
Total property and equipment	551,254	512,187
Construction in progress	148,815	129,886
	700,069	642,073
Accumulated depreciation	(264,765)	(251,061)
Total property and equipment – net	$435,304	$391,012

Depreciation expense was approximately $15.2 million and $11.6 million in the three months ended December 31, 2021 and 2020, respectively. During the three months ended December 31, 2021 and 2020, $1.1 million and $0.5 million of interest was capitalized, respectively.

6. GOODWILL AND INTANGIBLE ASSETS—NET

Goodwill

Goodwill consisted of the following (in thousands):

	Residential	Commercial	Total
Goodwill as of September 30, 2021	$911,001	$40,389	$951,390
Acquisitions	41,123	—	41,123
Goodwill as of December 31, 2021	$952,124	$40,389	$992,513
Accumulated impairment losses as of September 30, 2021	—	32,200	32,200
Accumulated impairment losses as of December 31, 2021	$—	$32,200	$32,200

Intangible assets, net

The Company did not have any indefinite lived intangible assets other than goodwill as of December 31, 2021 and September 30, 2021. Finite-lived intangible assets consisted of the following (in thousands):

		December 31, 2021
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Proprietary knowledge	10 - 15	$299,300	$(220,899)	$78,401
Trademarks	5 - 20	233,840	(144,717)	89,123
Customer relationships	15 - 19	169,670	(67,331)	102,339
Patents	10	7,000	(4,327)	2,673
Other intangibles	3 - 15	4,076	(3,920)	156
Total intangible assets		$713,886	$(441,194)	$272,692

		September 30, 2021
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$289,300	$(216,283)	$73,017
Trademarks	5 — 20	223,840	(139,631)	84,209
Customer relationships	15 — 19	146,670	(64,412)	82,258
Patents	10	7,000	(4,105)	2,895
Other intangible assets	3 — 15	4,076	(3,883)	193
Total intangible assets		$670,886	$(428,314)	$242,572

Amortization expense was approximately $12.9 million and $12.6 million in the three months ended December 31, 2021 and 2020, respectively.  As of December 31, 2021, the remaining weighted-average amortization period for acquired intangible assets was  12.4 years.

7. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

	Three Months Ended December 31,
	2021	2020
Beginning balance	$1,109	$1,332
Provision	(45)	6
Acquisition	10	—
Ending balance	$1,074	$1,338

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	December 31, 2021	September 30, 2021
Employee related liabilities	$17,637	$32,996
Customer deposits	8,724	-
Lease liability - operating	4,668	3,906
Marketing	4,416	3,421
Warranty	2,885	2,992
Construction in progress	2,347	4,068
Professional fees	2,098	2,296
Freight	1,324	2,292
Lease liability - finance	606	71
Other	3,979	4,480
Total accrued expenses and other current liabilities	$48,684	$56,522

8. DEBT

Debt consisted of the following (in thousands):

	December 31, 2021	September 30, 2021
Term Loan due May 5, 2024 — LIBOR + 2.50% (3.25% at December 31, 2021) and LIBOR + 3.75% (4.75% at September 30, 2021)	$467,654	$467,654
Revolving Credit Facility through March 31, 2026 - LIBOR + 1.25% at December 31, 2021 and September 30, 2021	—	—
Total	467,654	467,654
Less unamortized deferred financing costs	(2,371)	(2,625)
Less unamortized original issue discount	(284)	(314)
Less current portion	—	—
Long-term debt—less current portion and unamortized deferred financing costs	$464,999	$464,715

 Term Loan Agreement

The term loan agreement, as amended and restated from time to time (the “Term Loan Agreement”), is a first lien term loan originally entered into on September 30, 2013 by the Company’s wholly-owned subsidiary, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC), as the initial borrower with a syndicate of lenders party thereto. As of December 31, 2021 and September 30, 2021, CPG International LLC had $467.7 million outstanding under the Term Loan Agreement.  The Term Loan Agreement matures on May 5, 2024.

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

As of December 31, 2021, and September 30, 2021, unamortized deferred financing fees related to the Term Loan Agreement were $2.4 million and $2.6 million, respectively. The Term Loan Agreement may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than the Prepayment Premium (as defined in the Term Loan Agreement), if applicable), subject to certain customary conditions.

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

CPG International LLC had no outstanding borrowings under the Revolving Credit Facility as of December 31, 2021 and September 30, 2021. In addition, CPG International LLC had $3.3 million and $3.3 million of outstanding letters of credit held against the Revolving Credit Facility as of December 31, 2021 and September 30, 2021, respectively.  CPG International LLC had approximately $146.7 million available under the borrowing base for future borrowings as of December 31, 2021. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility at December 31, 2021 and September 30, 2021 were $1.1 million and $1.2 million, respectively.

  A “commitment fee” accrues on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points. The commitment fees were $0.1 million and $0.1 million for the three months ended December 31, 2021 and December 31, 2020, respectively.

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

 The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, CPG International LLC would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to CPG International LLC’s ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of December 31, 2021, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

Interest expense consisted of the following (in thousands):

	Three Months Ended December 31,
	2021	2020
Interest Expense
Term Loan Agreement	$3,884	$5,677
Revolving Credit Facility	163	165
Other	866	203
Amortization - Debt issue costs
Term Loan Agreement	254	291
Revolving Credit Facility	66	141
Term Loan OID	30	35
Capitalized interest	(1,115)	(486)
Interest expense	$4,148	$6,026

See Note 11 for the fair value of the Company’s debt as of December 31, 2021 and September 30, 2021.

9. PRODUCT WARRANTIES

The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved. The warranty reserve activity consisted of the following (in thousands):

	Three Months Ended December 31,
	2021	2020
Beginning balance	$12,699	$10,913
Adjustments to reserve	467	723
Warranty claims payment	(485)	(608)
Accretion - purchase accounting valuation	—	16
Ending balance	12,681	11,044
Current portion of accrued warranty	(2,885)	(2,681)
Accrued warranty – less current portion	$9,796	$8,363

10. LEASES

As discussed in Note 1, on October 1, 2020, the Company adopted ASU No. 2016-02, Leases (Topic 842), and the related amendments (collectively "ASC 842"). The Company leases vehicles, machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. We sublease excess office real estate to a third-party tenant. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As of December 31, 2021 and September 30, 2021, amounts associated with leases are included in Other assets, Accrued expense and other liabilities and Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

For leases with initial terms greater than 12 months, the Company considers these right-of-use assets and records the related asset and obligation at the present value of lease payments over the term. For leases with initial terms equal to or less than 12 months, the Company does not consider them as right-of-use assets and instead considers them short-term lease costs that are recognized on a straight-line basis over the lease term. The Company’s leases may include escalation clauses, renewal options and/or termination options that are factored into the determination of lease term and lease payments when it is reasonably certain the option will be exercised. Renewal options range from 1 year to 20 years.

Lease assets and lease liabilities as of December 31, 2021 and September 30, 2021 were as follows (in thousands):

Leases	Classification on Balance Sheet	December 31, 2021	September 30, 2021
Assets
ROU operating lease assets	Other assets	$21,669	$19,431
Finance lease assets	Other assets	54,144	49,084
Total lease assets		$75,813	$68,515

Liabilities
Current
Operating	Accrued expenses and other liabilities	$4,668	$3,906
Finance	Accrued expenses and other liabilities	606	71
Non-Current
Operating	Other non-current liabilities	19,962	18,585
Finance	Other non-current liabilities	55,862	50,590
Total lease liabilities		$81,098	$73,152

The components of lease expense for the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,
(in thousands)	2021	2020
Operating lease expense	$1,170	$784
Finance lease amortization of assets	717	249
Finance lease interest on lease liabilities	804	203
Short term	42	25
Sublease income	(119)	(71)
Total lease expense	$2,614	$1,190

The tables below present supplemental information related to leases as of December 31, 2021 and September 30, 2021:

Weighted-average remaining lease term (years)	December 31, 2021	September 30, 2021
Operating leases	7.3	7.8
Finance leases	30.9	32.2
Weighted-average discount rate
Operating leases	4.1%	4.3%
Finance leases	6.3%	6.5%

The following table summarizes the maturities of lease liabilities at December 31, 2021:

(in thousands)	Operating Leases	Finance Leases	Total
2022	$4,248	$2,851	$7,099
2023	5,393	4,534	9,927
2024	4,468	4,233	8,701
2025	3,482	4,021	7,503
2026	2,230	3,858	6,088
Thereafter	9,285	105,220	114,505
Total lease payments	29,106	124,717	153,823
Less: Interest	(4,476)	(68,249)	(72,725)
Present Value of lease liability	$24,630	$56,468	$81,098

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	December 31, 2021		September 30, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan due May 5, 2024	$467,654	$467,420	$467,654	$467,420

         Financial instruments remeasure at fair value on a recurring basis – During the three months ended December 31, 2021, the Company entered into an arrangement for a contingent payment to the former owner and employee of StruXure Outdoor. The contingent payment is based on achievement of a minimum EBITDA amount and a multiple of EBITDA, for EBITDA exceeding a higher threshold for calendar year 2022. Based on the formula, the potential contingent payout can range from zero to $13.9 million.

At the date of acquisition, the fair value was estimated to be $9.5 million. The fair value of the contingent payment will be recognized as compensation expense from date of acquisition through December 31, 2022.

12. SEGMENTS

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

The Company has two reportable segments, Residential and Commercial. The reportable segments were determined primarily based on products and end markets as follows:

• Residential—The Residential segment manufactures and distributes decking, rail, trim and accessories through a national network of dealers and distributors and multiple home improvement retailers providing extensive geographic coverage and enabling the Company to effectively serve contractors. The addition of StruXure expands our product offerings in the Residential segment. The addition of regional recyclers provides full-service recycled PVC material processing, sourcing, logistical support, and scrap management programs. This segment is impacted by trends in and the strength of home repair and remodel activity.

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

The segment data below includes data for Residential and Commercial for the three months ended December 31, 2021 and 2020 (in thousands).

	Three Months Ended December 31,
	2021	2020
Net sales to customers
Residential	$221,133	$185,640
Commercial	38,575	26,638
Total	$259,708	$212,278
Adjusted EBITDA
Residential	$69,431	$58,776
Commercial	4,748	3,316
Total Adjusted EBITDA for reporting segments	$74,179	$62,092
Unallocated net expenses	(15,659)	(13,640)
Adjustments to Income (loss) before income tax provision
Depreciation and amortization	(28,082)	(24,278)
Stock-based compensation costs	(4,016)	(2,980)
Acquisition costs (1)	(497)	-
Other costs (2)	(485)	(1,664)
Interest expense, net	(4,148)	(6,026)
Income (loss) before income tax provision	$21,292	$13,504

(1)	Acquisition costs reflect costs directly related to completed acquisitions of $0.5 million in the three months ended December 31, 2021.
(2)

Other costs include costs for legal expense of $0.3 million and $0.5 million in the three months ended December 31, 2021 and 2020, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million and $1.0 million in the three months ended December 31, 2021 and 2020, respectively, other costs of $0.1 million for the three months ended December 31, 2021, and the impact of retroactive adoption of ASC 842 of $0.2 million for the three months ended December 31, 2020.

13. CAPITAL STOCK

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

14. STOCK-BASED COMPENSATION

The Company grants stock-based awards to attract, retain and motivate key employees and directors.

The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 4,065,270 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.

Stock-based compensation expense for the three months ended December 31, 2021 and 2020 was $4.0 million and $2.9 million, respectively, recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income (Loss). Total income tax benefit for the three months ended December 31, 2021 and 2020 was $0.8 million and $0.5 million, respectively. As of December 31, 2021, the Company had not yet recognized compensation cost on unvested stock-based awards of $34.0 million, with a weighted average remaining recognition period of 2.4 years.

The Company uses the Monte Carlo pricing model to estimate the fair value of its performance-based awards as of the grant date, and uses the Black Scholes pricing model to estimate the fair value of its service-based awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within ten years of the grant date.

          The following table sets forth the significant assumptions used for the calculation of stock-based compensation expense for the three months ended December 31, 2021 and December 31, 2020:

	November 19, 2021 Grant Date	December 4, 2020 Grant Date
Risk-free interest rate	1.34%	0.56%
Expected volatility	40.00%	35.00%
Expected term (in years)	6.00	6.00
Expected dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the performance-based stock option activity for the three months ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2021	1,556,489	$23.00
Granted	—	—
Exercised	(91,332)	23.00
Cancelled/Forfeited	—	—
Outstanding at December 31, 2021	1,465,157	23.00	8.3	34,050
Vested and exercisable at December 31, 2021	1,465,157	$23.00	8.3	34,050

The following table summarizes the service-based stock option activity for the three months ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2021	3,434,221	$23.82
Granted	97,236	41.21
Exercised	(52,560)	23.00
Cancelled/Forfeited	(8,606)	23.00
Outstanding at December 31, 2021	3,470,291	24.32	8.3	76,075
Vested and exercisable at December 31, 2021	1,625,971	$23.27	8.1	37,344

Restricted Stock Awards

A summary of the service-based restricted stock awards activity during the three months ended December 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2021	717,580	$23.00
Granted	—	—
Vested	(151,063)	23.00
Forfeited	(4,399)	23.00
Outstanding and unvested at December 31, 2021	562,118	$23.00

Performance Restricted Stock Units

Performance restricted stock units were granted to officers and certain employees of the Company and represent the right to earn shares of Company common stock based on the achievement of company-wide non-GAAP performance conditions, including cumulative net sales, average return on net tangible assets and cumulative EBITDA during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each performance share award is based on the closing stock price on the date of grant.

A summary of the performance-based restricted stock unit awards activity for the three months ended December 31, 2021 presented at target was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2021	111,804	$35.00
Granted	115,608	41.21
Vested	—	—
Forfeited	—	—
Outstanding and unvested at December 31, 2021	227,412	$38.16

Restricted Stock Units

A summary of the service-based restricted stock unit awards activity for the three months ended December 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2021	366,852	$30.42
Granted	170,203	40.71
Vested	(38,298)	34.45
Forfeited	(8,221)	28.06
Outstanding and unvested at December 31, 2021	490,536	$33.83

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

	Three Months Ended December 31,
	2021	2020
Numerator:
Net income (loss)	$16,707	$10,148
Net income (loss) attributable to common stockholders- basic and diluted	$16,707	$10,148
Denominator:
Weighted-average shares of common stock
Basic	154,407,244	153,226,378
Diluted	156,854,925	156,018,731
Net income (loss) per share attributable to common stockholders:
Net income (loss) per common share - basic	$0.11	$0.07
Net income (loss) per common share - diluted	$0.11	$0.07

The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Three Months Ended December 31,
	2021	2020
Restricted Stock Awards	—	—
Stock Options	254,208	35,910
Restricted Stock Units	117,835	—

16. INCOME TAXES

The Company calculates the interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting, specifically ASC-740-270-25-2. For interim periods, the Company estimates the annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rates for the three months ended December 31, 2021 and 2020 were 21.5% and 24.9%, respectively. The decrease in the effective income tax rate for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, is primarily driven by the impact of discrete tax benefits on the Company’s year to date earnings.

17. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the year ended September 30, 2019, the Company was made aware of a worker’s compensation case that became reasonably possible to give rise to a liability. The case is in discovery as the nature and extent of the Company’s exposure is currently being determined. The Company expects a range of loss of $0.4 million to $0.5 million.

In the normal course of the Company’s business, it is at times subject to various other legal actions, in some cases for which the relief or damages sought may be substantial. Although the Company is not able to predict the outcome of such actions, after reviewing all pending and threatened actions with counsel and based on information currently available, management believes that the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial position. However, it is possible that the ultimate resolution of such matters, if unfavorable, may be material to the Company’s results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not currently known. The Company accrues for losses when they are probable of occurrence and such losses are reasonably estimable. Legal costs expected to be incurred are accounted for as they are incurred.

18. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

The AZEK Company Inc. (parent company only)

Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	December 31, 2021	September 30, 2021
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,451,151	$1,427,164
Total non-current assets	1,451,151	1,427,164
Total assets	$1,451,151	$1,427,164
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at December 31, 2021 and at September 30, 2021, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,032,377 shares issued and outstanding at December 31, 2021 and 154,866,313 shares issued and outstanding at September 30, 2021	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at December 31, 2021 and at September 30, 2021, respectively	—	—
Additional paid-in capital	1,622,516	1,615,236
Accumulated deficit	(171,520)	(188,227)
Total stockholders’ equity	1,451,151	1,427,164
Total liabilities and stockholders’ equity	$1,451,151	$1,427,164

	Three Months Ended December 31,
	2021	2020
Net income (loss) of subsidiaries	$16,707	$10,148
Net income (loss) of subsidiaries	$16,707	$10,148
Comprehensive income (loss)	$16,707	$10,148

The AZEK Company Inc. did not have any cash as of December 31, 2021 or September 30, 2021, accordingly a Condensed Statement of Cash Flows has not been presented.

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

Since the restricted net assets of The AZEK Company Inc. and its subsidiaries exceed 25% of the consolidated net assets of the Company and its subsidiaries, the accompanying condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. This information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.

Dividends from Subsidiaries

There were no cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during each of the three months ended December 31, 2021 and 2020.

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

The obligations under the Revolving Credit Facility and Term Loan Agreement are guaranteed by the Company and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. CPG International LLC is not permitted to make certain payments unless those payments are consistent with exceptions outlined in the agreements. These payments include repurchase of equity interests, fees associated with a public offering, income taxes due in other applicable payments. Further, the payments are only permitted if certain conditions are met related to availability and fixed charge coverage as defined in the Revolving Credit Facility and described in Note 8 “Debt” to these Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual consolidated financial statements and related notes and our discussion and analysis of financial condition and results of operations, which were included in our 2021 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or the SEC on November 23, 2021, or our 2021 Form 10-K, as well as Item 1. Financial Statements in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations, expansion plans, capital investments, capacity targets and other strategic initiatives, are forward-looking statements. In some cases, forward looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” or the negative of these terms and similar expressions intended to identify forward-looking statements. In particular, statements about potential new products and product innovation, statements regarding the potential impact of the COVID-19 pandemic, statements about the markets in which we operate and the economy more generally, including growth of our various markets and growth in the use of engineered products as well as our ability to share in such growth, statements about our ability to source our raw materials in line with our expectations, future pricing for our products or our raw materials and our ability to successfully manage market risk and control or reduce costs, statements with respect to our ability to meet future goals and targets, including our environmental, social and governance targets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in the Quarterly Report on Form 10-Q are forward-looking statements. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our 2021 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Overview

We are an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable products focused on the highly attractive, large and fast-growing Outdoor Living market. Homeowners are continuing to invest in their outdoor spaces and are increasingly recognizing the significant advantages of long-lasting products, which are converting demand away from traditional materials, particularly wood. Our products transform those outdoor spaces by combining highly appealing aesthetics with significantly lower maintenance costs compared to traditional materials. Our innovative portfolio of Outdoor Living products, including decking, railing, trim, siding, pergolas cladding and accessories, inspires consumers to design outdoor spaces tailored to their unique lifestyle needs. In addition to our leading suite of Outdoor Living products, we sell a broad range of highly engineered products that are sold in commercial markets, including partitions, lockers and storage solutions. One of our core values is to “always do the right thing”. We make decisions according to what is right, not what is the cheapest, fastest or easiest, and we strive to always operate with integrity, transparency and with the customer in mind. In furtherance of that value, we are focused on sustainability across our operations and have adopted strategies to enable us to meet the growing demand for environmentally-friendly products.

We report our results in two segments: Residential and Commercial. We leverage a shared technology and U.S.-based manufacturing platform to create an extensive range of long-lasting and low-maintenance products that convert demand away from traditional materials. Our Residential segment serves the high-growth Outdoor Living market by offering products that inspire consumers to design outdoor spaces tailored to their individual lifestyles. Our innovative portfolio of Outdoor Living products, including decking, railing, exterior trim, pergolas and accessories, are sold under our TimberTech, AZEK Exteriors, VERSATEX, ULTRALOX and StruXure brands. Our Commercial segment addresses demand for low-maintenance, highly engineered products in a variety of commercial and industrial markets, including the outdoor, graphic displays and signage, educational and recreational markets, as well as the food processing and chemical industries. Products sold by our Commercial segment include highly engineered polymer sheeting as well as partitions, lockers and storage solutions. Over our history we have developed a reputation as a leading innovator in our markets by leveraging our differentiated manufacturing capabilities, material science expertise and product management proficiency to consistently introduce new products into the market. This long-standing commitment has been critical to our ability to stay at the forefront of evolving industry trends and consumer demands, which in turn has allowed us to become a market leader across our core product categories.

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

Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on our business, financial condition and results of operations, we expect that these measures may not fully mitigate the impact of the COVID-19 pandemic on our business, financial condition and results of operations. While governmental and other measures have been relaxed in the United States since the onset of the pandemic, we cannot predict the degree to, or the period over, which we will be affected by the pandemic and such measures, including any impact of such measures being reimposed, whether as a result of increased prevalence of COVID-19 variants, including the Omicron variant, or otherwise. We expect that the economic effects of the COVID-19 pandemic will likely continue to affect demand for our products over the balance of fiscal 2022 in ways that may be difficult to predict. The global impact of the COVID-19 pandemic continues to evolve, and we continue to monitor the situation closely. As the COVID-19 pandemic continues, it may also have the effect of heightening many of the risks described in “Risk Factors” in our 2021 Form 10-K.

StruXure Acquisition

On December 29, 2021, we acquired StruXure Outdoor, LLC, a Georgia limited liability company, for a total purchase price of approximately $87.3 million, subject to customary post-closing working capital adjustments. StruXure Outdoor, Inc. is located in Dahlonega, Georgia and manufactures customizable outdoor pergolas and cabanas. We financed the acquisition with cash on hand.

Results of Operations

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

The following tables summarize certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the three months ended December 31, 2021 and 2020.

	Three Months Ended December 31,
(U.S. dollars in thousands)	2021	2020	$ Variance	% Variance
Net sales	$259,708	$212,278	$47,430	22.3%
Cost of sales	171,099	139,300	31,799	22.8
Gross profit	88,609	72,978	15,631	21.4
Selling, general and administrative expenses	63,169	53,448	9,721	18.2
Operating income (loss)	25,440	19,530	5,910	30.3
Interest expense, net	4,148	6,026	(1,878)	(31.2)
Income tax expense (benefit)	4,585	3,356	1,229	36.6
Net income (loss)	$16,707	$10,148	$6,559	64.6%

Net Sales

Net sales for the three months ended December 31, 2021 increased by $47.4 million, or 22.3%, to $259.7 million from $212.3 million for the three months ended December 31, 2020. The increase was attributable to higher sales growth in both our Residential and Commercial segments. Net sales for the three months ended December 31, 2021 increased for our Residential segment by 19.1% and increased for our Commercial segment by 44.8%, in each case as compared to the prior year period.

Cost of Sales

Cost of sales for the three months ended December 31, 2021 increased by $31.8 million, or 22.8%, to $171.1 million from $139.3 million for the three months ended December 31, 2020 primarily due to increased costs on higher sales volumes and higher costs of raw materials and manufacturing.

Gross Profit

Gross profit for the three months ended December 31, 2021 increased by $15.6 million, or 21.4%, to $88.6 million from $73.0 million for the three months ended December 31, 2020. The increase in gross profit was primarily driven by the strong sales results in the Residential and Commercial segments, including positive pricing and manufacturing productivity, partially offset by higher costs. Gross profit as a percent of net sales decreased to 34.1% for the three months ended December 31, 2021 compared to 34.4% for the three months ended December 31, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $9.7 million, or 18.2%, to $63.2 million, or 24.3% of net sales, for the three months ended December 31, 2021 from $53.4 million, or 25.2% of net sales, for the three months ended December 31, 2020. The increase was primarily attributable to higher personnel costs, marketing expenses and professional fees, partially offset by lower stock-based compensation expense.

Interest Expense, net

Interest expense, net, decreased by $1.9 million, or 31.2%, to $4.1 million for the three months ended December 31, 2021 from $6.0 million for the three months ended December 31, 2020. Interest expense, net decreased primarily due to a lower interest rate on our Term Loan Agreement during the three months ended December 31, 2021, when compared to the three months ended December 31, 2020.

Income Tax Expense (Benefit)

Income tax expense increased by $1.2 million to $4.6 million for the three months ended December 31, 2021 compared to $3.4 million for the three months ended December 31, 2020. The increase in our income tax expense was primarily driven by the increase in our pre-tax operating earnings.

Net Income (Loss)

Net income increased by $6.6 million to $16.7 million for the three months ended December 31, 2021 compared to $10.1 million for the three months ended December 31, 2020, due to the factors described above.

Segment Results of Operations

We report our results in two segments: Residential and Commercial. The key segment measures used by our chief operating decision maker in deciding how to evaluate performance and allocate resources to each of the segments are Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin. Depending on certain circumstances, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin may be calculated differently, from time to time, than our Adjusted EBITDA and Adjusted EBITDA Margin, which are further discussed under the heading “Non-GAAP Financial Measures.” Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin represent measures of segment profit reported to our chief operating decision maker for the purpose of making decisions about allocating resources to a segment and assessing its performance and are determined as disclosed in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q consistent with the requirements of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC 280, Segment Reporting. We define Segment Adjusted EBITDA as a segment’s net income (loss) before income tax (benefit) expense and by adding to or subtracting therefrom interest expense, net, depreciation and amortization, share-based compensation costs, asset impairment and inventory revaluation costs, business transformation costs, capital structure transaction costs, acquisition costs, initial public offering costs and certain other costs. Segment Adjusted EBITDA Margin is equal to a segment’s Segment Adjusted EBITDA divided by such segment’s net sales. Corporate expenses, which include selling, general and administrative costs related to our corporate offices, including payroll and other professional fees, are not included in computing Segment Adjusted EBITDA. Such corporate expenses increased by $2.6 million to $20.7 million for the three months ended December 31, 2021, from $18.1 million for the three months ended December 31, 2020.

Residential

The following table summarizes certain financial information relating to the Residential segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2021 and 2020.

	Three Months Ended December 31,
(U.S. dollars in thousands)	2021	2020	$ Variance	% Variance
Net sales	$221,133	$185,640	$35,493	19.1%
Segment Adjusted EBITDA	69,431	58,776	10,655	18.1%
Segment Adjusted EBITDA Margin	31.4%	31.7%	N/A	N/A

Net Sales

Net sales for the three months ended December 31, 2021 increased by $35.5 million, or 19.1%, to $221.1 million from $185.6 million for the three months ended December 31, 2020. The increase was primarily attributable to higher net sales related to our Deck, Rail & Accessories and Exteriors businesses.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2021 increased by $10.7 million, or 18.1%, to $69.4 million from $58.8 million for the three months ended December 31, 2020. The increase was mainly driven by higher sales, partially offset by higher raw material costs, manufacturing costs and selling and marketing expenses.

Commercial

The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2021 and 2020.

	Three Months Ended December 31,
(U.S. dollars in thousands)	2021	2020	$ Variance	% Variance
Net sales	$38,575	$26,638	$11,937	44.8%
Segment Adjusted EBITDA	4,748	3,316	1,432	43.2%
Segment Adjusted EBITDA Margin	12.3%	12.4%	N/A	N/A

Net Sales

Net sales for the three months ended December 31, 2021 increased by $11.9 million, or 44.8%, to $38.6 million from $26.6 million for the three months ended December 31, 2020. The increase was primarily attributable to higher net sales in our Vycom and Scranton Products businesses.

Segment Adjusted EBITDA

Segment Adjusted EBITDA of the Commercial segment was $4.7 million for the three months ended December 31, 2021, compared to $3.3 million for the three months ended December 31, 2020. The increase was primarily driven by higher sales in the Vycom business and net manufacturing productivity.

Non-GAAP Financial Measures

To supplement our Condensed Consolidated Financial Statements prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we use certain non-GAAP performance financial measures, as described below, to provide investors with additional useful information about our financial performance, to enhance the overall understanding of our past performance and future prospects and to allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP financial measures to assist investors in seeing our financial performance from management’s view and because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry. Our GAAP financial results include significant expenses that may not be indicative of our ongoing operations as detailed in the tables below.

However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. As a result, non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, our Condensed Consolidated Financial Statements prepared and presented in accordance with GAAP.

	Three Months Ended December 31,
(U.S. dollars in thousands, except per share amounts)	2021	2020
Adjusted Gross Profit	$107,090	$88,772
Adjusted Gross Profit Margin	41.2%	41.8%
Adjusted Net Income	$28,757	$23,142
Adjusted Diluted EPS	$0.18	$0.15
Adjusted EBITDA	$58,520	$48,452
Adjusted EBITDA Margin	22.5%	22.8%

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

The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands)	2021	2020
Gross Profit	$88,609	$72,976
Depreciation and amortization (1)	18,481	15,796
Adjusted Gross Profit	$107,090	$88,772

	Three Months Ended December 31,
	2021	2020
Gross Margin	34.1%	34.4%
Depreciation and amortization	7.1%	7.4%
Adjusted Gross Profit Margin	41.2%	41.8%

(1)

Depreciation and amortization for the three months ended December 31, 2021 and 2020 consists of $13.6 million and $10.3 million, respectively, of depreciation and $4.9 million and $5.5 million, respectively, of amortization of intangible assets relating to our manufacturing process.

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands, except per share amounts)	2021	2020
Net income (loss)	$16,707	$10,148
Amortization	12,880	12,643
Stock-based compensation (1)	1,960	2,686
Acquisition costs (2)	497	—
Other costs (3)	485	1,664
Tax impact of adjustments (4)	(3,772)	(3,999)
Adjusted Net Income	$28,757	$23,142

	Three Months Ended December 31,
	2021	2020
Net income (loss)	$0.11	$0.07
Amortization	0.08	0.08
Stock-based compensation	0.01	0.02
Acquisition costs	—	—
Other costs	—	0.01
Tax impact of adjustments	(0.02)	(0.03)
Adjusted Diluted EPS (5)	$0.18	$0.15

(1)

Stock-based compensation costs reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.

(2)	Acquisition costs reflect costs directly related to completed acquisitions of $0.5 million in the three months ended December 31, 2021.
(3)

Other costs include costs for legal expense of $0.3 million and $0.5 million in the three months ended December 31, 2021 and 2020, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million and $1.0 million in the three months ended December 31, 2021 and 2020, respectively, other costs of $0.1 million for the three months ended December 31, 2021, and the impact of the retroactive adoption of ASC 842 of $0.2 million for the three months ended December 31, 2020.

(4)	Tax impact of adjustments are based on applying a combined U.S. federal and state statutory tax rate of 24.5% for both the three months ended December 31, 2021 and 2020.
(5)

Weighted average common shares outstanding used in computing diluted net income (loss) per common share of 156,854,925 and 156,018,731 for the three months ended December 31, 2021 and 2020, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands)	2021	2020
Net income (loss)	$16,707	$10,148
Interest expense	4,148	6,026
Depreciation and amortization	28,082	24,278
Income tax expense (benefit)	4,585	3,356
Stock-based compensation	4,016	2,980
Acquisition costs (1)	497	—
Other costs (2)	485	1,664
Total adjustments	41,813	38,304
Adjusted EBITDA	$58,520	$48,452

	Three Months Ended December 31,
	2021	2020
Net income (loss)	6.4%	4.8%
Interest expense	1.6%	2.8%
Depreciation and amortization	10.8%	11.4%
Income tax expense (benefit)	1.8%	1.6%
Stock-based compensation	1.5%	1.4%
Acquisition costs	0.2%	0.0%
Other costs	0.2%	0.8%
Total adjustments	16.1%	18.0%
Adjusted EBITDA Margin	22.5%	22.8%

(1)	Acquisition costs reflect costs directly related to completed acquisitions of $0.5 million in the three months ended December 31, 2021.
(2)

Other costs include costs for legal expense of $0.3 million and $0.5 million in the three months ended December 31, 2021 and 2020, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million and $1.0 million in the three months ended December 31, 2021 and 2020, respectively, other costs of $0.1 million for the three months ended December 31, 2021, and the impact of the retroactive adoption of ASC 842 of $0.2 million for the three months ended December 31, 2020.

Liquidity and Capital Resources

Liquidity Outlook

Our primary cash needs are to fund working capital, capital expenditures, debt service and any acquisitions we may undertake. As of December 31, 2021, we had cash and cash equivalents of $66.1 million and total indebtedness of $467.7 million. CPG International LLC, our direct, wholly owned subsidiary, had approximately $146.7 million available under the borrowing base for future borrowings as of December 31, 2021. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

The Senior Secured Credit Facilities contain covenants restricting payments of dividends by CPG International LLC unless certain conditions, as provided in the Senior Secured Credit Facilities, are met. The covenants under our Senior Secured Credit Facilities provide for certain exceptions for specific types of payments. However, other than restricted payments under the specified exceptions, the covenants under our Term Loan Agreement generally prohibit the payment of dividends unless the fixed charge coverage ratio of CPG International LLC, on a pro forma basis, for the four quarters preceding the declaration or payment of such dividend would be at least 2.00 to 1.00 and such restricted payments do not exceed an amount based on the sum of $40.0 million plus 50% of consolidated net income for the period commencing October 1, 2013 to the end of the most recent fiscal quarter for which internal consolidated financial statements of CPG International LLC are available at the time of such restricted payment, plus certain customary addbacks. Based on the general restrictions in our Term Loan Agreement as of December 31, 2021, CPG International LLC would have been permitted to declare or pay dividends of up to $178.8 million, plus any dividends for the specific purposes specified in the Senior Secured Credit Facilities.

Since the restricted net assets of the Company and its subsidiaries exceed 25% of our consolidated net assets, in accordance with Rule 12-04, Schedule 1 of Regulation S-X, refer to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for condensed parent company financial statements of the Company.

Cash Sources

We have historically relied on cash flows from operations generated by CPG International LLC, borrowings under the credit facilities, issuances of notes and other forms of debt financing and capital contributions to fund our cash needs.

On September 30, 2013, our subsidiary, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC, a limited liability company formed to effect the acquisition of CPG International LLC), and the lenders party thereto entered into the Revolving Credit Facility. On March 9, 2017, the Revolving Credit Facility was amended and restated to provide for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a specified percentage of eligible accounts receivable and inventory, less reserves that may be established by the Revolver Administrative Agent in the exercise of its reasonable credit judgment. As of both December 31, 2021 and September 30, 2021, CPG International LLC had no outstanding borrowings under the Revolving Credit Facility and had $3.3 million of outstanding letters of credit held against the Revolving Credit Facility. As of both December 31, 2021 and September 30, 2021, CPG International LLC had approximately $146.7 million, available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $66.1 million and $215.0 million, respectively. Because our borrowing capacity under the Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, the amount available under the borrowing base may not reflect actual borrowing capacity under the Revolving Credit Facility.

Cash Uses

Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, and, if market conditions warrant, making selected acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.

The table below details the total operating, investing and financing activity cash flows for the three months ended December 31, 2021 and 2020.

Cash Flows

	Three Months Ended December 31,
(U.S. dollars in thousands)	2021	2020	$ Variance	% Variance
Net cash provided by (used in) operating activities	$(30,620)	$20,298	$(50,918)	(250.9)%
Net cash provided by (used in) investing activities	(156,611)	(27,004)	(129,607)	480.0%
Net cash provided by (used in) financing activities	2,751	1,728	1,023	59.2%
Net increase (decrease) in cash	$(184,480)	$(4,978)	$(179,502)	3605.9%

Operating Activities

Net cash provided by (used in) operating activities was $(30.6) million and $20.3 million for the three months ended December 31, 2021 and 2020, respectively. The $50.9 million decrease in cash provided by operating activities is primarily related to higher inventory levels compared to December 31, 2020.

Investing Activities

Net cash provided by (used) in investing activities was $(156.6) million and $(27.0) million for the three months ended December 31, 2021 and 2020, respectively. Net cash provided by (used in) investing activities for the three months ended December 31, 2021 primarily consisted of $91.3 million for acquisitions and $65.3 million for purchases of property, plant and equipment to support our expansion of capacity in our manufacturing facilities, as compared to the three months ended December 31, 2020, which primarily consisted of purchases of property, plant and equipment in the normal course of business.

Financing Activities

          Net cash provided by (used in) financing activities was $2.8 million and $1.7 million for the three months ended December 31, 2021 and 2020, respectively. Net cash provided by (used in) financing activities in both periods primarily consisted of cash received from the exercise of stock options partially offset by repayment of finance lease obligations.

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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of December 31, 2021 and September 30, 2021, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

We also have the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

Term Loan Agreement

The Term Loan Agreement is a first lien term loan. As of each of December 31, 2021, and September 30, 2021, CPG International LLC had $467.7 million outstanding under the Term Loan Agreement. The Term Loan Agreement will mature on May 5, 2024.

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

The Term Loan Agreement contains affirmative covenants, negative covenants and events of default, which are broadly consistent with those in the Revolving Credit Facility (with certain differences consistent with the differences between a revolving loan and term loan) and that are customary for facilities of this type. The Term Loan Agreement does not have any financial maintenance covenants. As of December 31, 2021 and September 30, 2021, CPG International LLC was in compliance with the covenants imposed by the Term Loan Agreement. The Term Loan Agreement also includes customary events of default, including the occurrence of a change of control.

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

Contingent Commitments

We have contractual commitments for purchases of certain minimum quantities of raw materials at index-based prices, and non-cancelable capital and operating leases, outstanding letters of credit and fixed asset purchase commitments. For a description of our contractual obligations and commitments, see Notes 8 “Debt”, 10 “Leases” and 17 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other

We are currently in the process of a multi-phase capacity expansion program including the opening of a new manufacturing facility in Boise, Idaho.  We also intend to continue to invest in new capacity in the ordinary course as we execute against the long-term material conversion opportunity and market expansion.  As a result, we intend to invest approximately $180 - $200 million during fiscal 2022 on these projects.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our 2021 Form 10-K, except as updated in Note 1 of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the Revolving Credit Facility. As of December 31, 2021 and September 30, 2021, we had $467.7 million outstanding under the Term Loan Agreement and no outstanding amounts under the Revolving Credit Facility. The Term Loan Agreement and Revolving Credit Facility bear interest at variable rates. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities as of December 31, 2021 and 2020, would have increased or decreased, respectively, annual cash interest by approximately $4.7 million and $4.7 million, respectively.

 In the future, in order to manage our interest rate risk, we may refinance our existing debt or enter into interest rate swaps or otherwise hedge the risk of changes in the interest rate under the Senior Secured Credit Facilities. However, we do not intend or expect to enter into derivative or interest rate swap transactions for speculative purposes.

Credit Risk

As of December 31, 2021 and September 30, 2021, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of products primarily to established distributors inside of the United States. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed. As of December 31, 2021, no customers accounted for 10% or more of gross trade receivables. As of September 30, 2021, three customers represented more than 10% of gross trade receivables; Customer A was 10.3%, Customer B was 11.5% and Customer C was 12.7%.

Foreign Currency Risk

Substantially all of our business is currently conducted in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar as compared to other currencies would have a material effect on our operating results.

Inflation

Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use. Historically, we have generally been able over time to offset, in whole or in part, the effects of inflation and price fluctuations through sales price increases and production efficiencies associated with technological enhancements and volume growth; however, we cannot reasonably estimate our ability to offset any raw material price increases in the future.

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

  Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors.

Since September 30, 2021, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our 2021 Form 10-K. You should carefully consider the risk factors in our 2021 Form 10-K and our other filings made with the SEC. You should be aware that such risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The AZEK Company Inc.

Date: February 8, 2022	By:	/s/ Peter Clifford
Peter Clifford Senior Vice President and Chief Financial Officer (Principal Financial Officer)