Form 10-Q
period 2022-03-31
AZEK Co Inc.
filed 2022-05-10
CIK 1782754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 155,155,235 shares of Class A Common Stock, $0.001 par value per share, and 100 shares of Class B Common Stock, $0.001 par value per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The AZEK Company Inc.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

in thousands	March 31, 2022	September 30, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$25,812	$250,536
Trade receivables, net of allowances	171,685	77,316
Inventories	299,160	188,888
Prepaid expenses	18,203	14,212
Other current assets	5,991	1,446
Total current assets	520,851	532,398
Property, plant and equipment - net	474,340	391,012
Goodwill	987,440	951,390
Intangible assets - net	260,128	242,572
Other assets	76,721	70,462
Total assets	$2,319,480	$2,187,834
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$76,228	$69,474
Accrued rebates	31,723	44,339
Accrued interest	46	72
Current portion of long-term debt obligations	—	—
Accrued expenses and other liabilities	65,586	56,522
Total current liabilities	173,583	170,407
Deferred income taxes	61,505	46,371
Long-term debt—less current portion	505,284	464,715
Other non-current liabilities	86,074	79,177
Total liabilities	826,446	760,670
Commitments and contingencies (See Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at March 31, 2022 and September 30, 2021, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,108,627 shares issued and outstanding at March 31, 2022 and 154,866,313 shares issued and outstanding at September 30, 2021	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at March 31, 2022 and at September 30, 2021, respectively	—	—
Additional paid‑in capital	1,628,581	1,615,236
Accumulated deficit	(135,702)	(188,227)
Total stockholders' equity	1,493,034	1,427,164
Total liabilities and stockholders' equity	$2,319,480	$2,187,834

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2022	2021	2022	2021
Net sales	$396,255	$293,121	$655,963	$505,399
Cost of sales	273,795	195,272	444,894	334,572
Gross profit	122,460	97,849	211,069	170,827
Selling, general and administrative expenses	70,822	60,155	133,991	113,602
Other general expenses	—	1,149	—	1,149
Operating income (loss)	51,638	36,545	77,078	56,076

Other expenses:
Interest expense	4,010	6,348	8,158	12,374
Total other expenses	4,010	6,348	8,158	12,374

Income (loss) before income taxes	47,628	30,197	68,920	43,702
Income tax expense (benefit)	11,810	7,557	16,395	10,914
Net income (loss)	$35,818	$22,640	$52,525	$32,788

Net income (loss) per common share - basic	$0.23	$0.15	$0.34	$0.21
Net income (loss) per common share - diluted	0.23	0.14	0.34	0.21

Comprehensive income (loss)	$35,818	$22,640	$52,525	$32,788
Weighted-average common shares outstanding - basic and diluted
Basic	154,661,277	153,509,612	154,551,589	153,366,516
Diluted	156,121,476	156,747,514	156,560,502	156,377,902

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. dollars, except for share amounts)

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	155,032,377	$155	100	$—	$1,622,516	$(171,520)	$1,451,151
Net income (loss)	—	—	—	—	—	35,818	35,818
Stock-based compensation	—	—	—	—	4,881	—	4,881
Exercise of stock options	70,149	—	—	—	1,613	—	1,613
Cancellation of restricted stock awards	(6,174)	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	12,275	—	—	—	(429)	—	(429)
Balance – March 31, 2022	155,108,627	$155	100	$—	$1,628,581	$(135,702)	$1,493,034

Balance – September 30, 2021	154,866,313	$155	100	$—	$1,615,236	$(188,227)	$1,427,164
Net income (loss)	—	—	—	—	—	52,525	52,525
Stock-based compensation	—	—	—	—	8,851	—	8,851
Exercise of vested stock options	214,041	—	—	—	4,923	—	4,923
Cancellation of restricted stock awards	(10,573)	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	38,846	—	—	—	(429)	—	(429)
Balance – March 31, 2022	155,108,627	$155	100	$—	$1,628,581	$(135,702)	$1,493,034

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	154,735,617	$155	100	$—	$1,592,240	$(271,229)	$1,321,166
Net income (loss)	—	—	—	—	—	22,640	22,640
Stock-based compensation	—	—	—	—	7,052	—	7,052
Exercise of stock options	25,616	—	—	—	590	—	590
Cancellation of restricted stock awards	(21,995)	—	—	—	—	—	—
Balance – March 31, 2021	154,739,238	$155	100	$—	$1,599,882	$(248,589)	$1,351,448

Balance – September 30, 2020	154,637,240	$155	100	$—	$1,587,208	$(283,475)	$1,303,888
Net income (loss)	—	—	—	—	—	32,788	32,788
Stock-based compensation	—	—	—	—	9,931	—	9,931
Exercise of vested stock options	123,993	—	—	—	2,953	—	2,953
Cancellation of restricted stock awards	(21,995)	—	—	—	—	—	—
IPO costs	—	—	—	—	(210)	—	(210)
Adoption of ASU 2016-02	—	—	—	—	—	2,098	2,098
Balance – March 31, 2021	154,739,238	$155	100	$—	$1,599,882	$(248,589)	$1,351,448

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended March 31,
	2022	2021
Operating activities:
Net income (loss)	$52,525	$32,788
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	31,680	24,366
Amortization of intangibles	25,444	25,183
Non-cash interest expense	2,373	1,996
Non-cash lease expense	(68)	39
Deferred income tax (benefit) provision	15,132	8,710
Non-cash compensation expense	11,773	9,931
Loss (gain) on disposition of property	425	298
Changes in certain assets and liabilities:
Trade receivables	(90,571)	(57,578)
Inventories	(98,616)	(36,429)
Prepaid expenses and other currents assets	(8,677)	(2,111)
Accounts payable	12,213	8,239
Accrued expenses and interest	(22,294)	(8,461)
Other assets and liabilities	1,118	1,115
Net cash provided by (used in) operating activities	(67,543)	8,086
Investing activities:
Purchases of property, plant and equipment	(113,995)	(72,735)
Proceeds from disposition of fixed assets	497	32
Acquisitions, net of cash acquired	(86,935)	—
Net cash provided by (used in) investing activities	(200,433)	(72,703)
Financing activities:
Proceeds under revolving credit facility	40,000	—
Payment of debt issuance costs	—	(938)
Repayments of finance lease obligations	(1,242)	(883)
Exercise of vested stock options	4,923	2,953
Payments of initial public offering related costs	—	(210)
Cash paid for shares withheld for taxes	(429)	—
Net cash provided by (used in) financing activities	43,252	922
Net increase (decrease) in cash and cash equivalents	(224,724)	(63,695)
Cash and cash equivalents – Beginning of period	250,536	215,012
Cash and cash equivalents – End of period	$25,812	$151,317
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$5,792	$8,645
Cash paid for income taxes, net	5,484	2,341
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$11,976	$4,420
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	10,208	9,157

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

b. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates on a fiscal year ending September 30. The accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended March 31, 2022 and the cash flows for the six months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Research and Development Costs

Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Condensed Consolidated Statements of Comprehensive Income (Loss). Total research and development expenses were $2.3 million and $1.7 million, respectively, for the three months ended March 31, 2022 and 2021, and $4.3 million and $3.6 million, respectively, for the six months ended March 31, 2022 and 2021.

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

The Company also engages in customer rebates, which are recorded in “Net sales” in the Condensed Consolidated Statements of Comprehensive Income (Loss) and in “Accrued rebates” and “Trade receivables” in the Condensed Consolidated Balance Sheets. The Company recorded accrued rebates of $31.7 million and $22.9 million as of March 31, 2022 and 2021, respectively, and contra trade receivables of $8.4 million and $4.9 million as of March 31, 2022 and 2021, respectively. The rebate activity was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Beginning balance	$53,841	$38,819	$47,648	$32,679
Rebate expense	30,402	20,539	46,552	34,212
Rebate payments	(44,097)	(31,567)	(54,054)	(39,100)
Ending balance	$40,146	$27,791	$40,146	$27,791

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance.

3. BUSINESS COMBINATIONS

On November 30, 2021, the Company acquired 100% of a regional recycler in the Midwest, for a total purchase price of approximately $4.2 million, subject to customary post-closing working capital adjustments. The regional recycler is a provider of full-service recycled material processing, sourcing, logistical support and scrap management programs. The Company financed the acquisition with cash on hand.

On December 29, 2021, the Company acquired 100% of StruXure Outdoor, LLC, a Georgia limited liability company (“StruXure Outdoor”), for a total purchase price of approximately $84.1 million, subject to customary post-closing working capital adjustments. StruXure Outdoor is located in Dahlonega, Georgia and manufactures customizable outdoor pergolas and cabanas. The Company financed the acquisition with cash on hand.

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

The following table represents the preliminary allocation of assets acquired and liabilities assumed on the acquisition date for both acquisitions as of March 31, 2022 (in thousands):

(US dollars in thousands)	Total
Cash and cash equivalents	$1,410
Trade receivables	3,798
Inventories	11,655
Other current assets	95
Property and equipment	4,618
Intangible assets	43,000
Accounts payable	(3,110)
Accrued expenses and other liabilities	(9,171)
Total identifiable assets	52,295
Goodwill	36,050
Net assets acquired/total consideration	88,345
Less: cash acquired	(1,410)
Total consideration net of cash acquired	$86,935

As of the acquisition dates, total intangible assets and goodwill amounted to $79.1 million, comprised of $23.0 million related to customer relationships, $10.0 million related to proprietary knowledge and $10.0 million related to trademarks, as well as $36.1 million in goodwill. It is expected that $36.1 million of the goodwill is deductible for tax purposes. The estimated useful life for customer relationships and trademarks is 15 years, and proprietary knowledge is 10 years. The intangible assets weighted average useful life at the date of acquisition was 14.2 years.

4. INVENTORIES

Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out “FIFO”) basis. Inventories consisted of the following (in thousands):

in thousands	March 31, 2022	September 30, 2021
Raw materials	$74,120	$46,046
Work in process	37,826	27,278
Finished goods	187,214	115,564
Total inventories	$299,160	$188,888

5. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment – net consisted of the following (in thousands):

	March 31, 2022	September 30, 2021
Land and improvements	$3,222	$2,812
Buildings and improvements	80,397	73,227
Manufacturing equipment	462,924	405,611
Computer equipment	24,866	23,915
Furniture and fixtures	7,124	6,018
Vehicles	830	604
Total property and equipment	579,363	512,187
Construction in progress	173,929	129,886
	753,292	642,073
Accumulated depreciation	(278,952)	(251,061)
Total property and equipment – net	$474,340	$391,012

Depreciation expense was approximately $16.5 million and $12.7 million in the three months ended March 31, 2022 and 2021, respectively, and $31.7 million and $24.4 million in the six months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, $1.2 million and $0.5 million of interest was capitalized, respectively, and during the six months ended March 31, 2022 and 2021, $2.3 million and $0.9 million of interest was capitalized, respectively.

6. GOODWILL AND INTANGIBLE ASSETS—NET

Goodwill

Goodwill consisted of the following (in thousands):

	Residential	Commercial	Total
Goodwill as of September 30, 2021	$911,001	$40,389	$951,390
Acquisitions	36,050	—	36,050
Goodwill as of March 31, 2022	$947,051	$40,389	$987,440
Accumulated impairment losses as of September 30, 2021	—	32,200	32,200
Accumulated impairment losses as of March 31, 2022	$—	$32,200	$32,200

Intangible assets, net

The Company did not have any indefinite lived intangible assets other than goodwill as of March 31, 2022 and September 30, 2021. Finite-lived intangible assets consisted of the following (in thousands):

		March 31, 2022
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Proprietary knowledge	10 - 15	$299,300	$(225,969)	$73,331
Trademarks	5 - 20	229,340	(143,911)	85,429
Customer relationships	15 - 19	169,552	(70,800)	98,752
Patents	10	7,000	(4,518)	2,482
Other intangibles	3 - 15	4,076	(3,942)	134
Total intangible assets		$709,268	$(449,140)	$260,128

		September 30, 2021
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$289,300	$(216,283)	$73,017
Trademarks	5 — 20	223,840	(139,631)	84,209
Customer relationships	15 — 19	146,670	(64,412)	82,258
Patents	10	7,000	(4,105)	2,895
Other intangible assets	3 — 15	4,076	(3,883)	193
Total intangible assets		$670,886	$(428,314)	$242,572

Amortization expense was $12.6 million and $12.5 million in the three months ended March 31, 2022 and 2021, respectively and $25.4 million and $25.2 million in the six months ended March 31, 2022 and 2021, respectively.  As of March 31, 2022, the remaining weighted-average amortization period for acquired intangible assets was 12.3 years.

7. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Beginning balance	$1,074	$1,338	$1,109	$1,332
Provision	98	149	63	155
Bad debt write-offs	—	—	—	—
Ending balance	$1,172	$1,487	$1,172	$1,487

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	March 31, 2022	September 30, 2021
Employee related liabilities	$24,590	$32,996
Customer deposits	10,676	—
Lease liability - operating	5,018	3,906
Marketing	3,847	3,421
Warranty	3,218	2,992
Construction in progress	8,421	4,068
Professional fees	1,737	2,296
Freight	2,211	2,292
Lease liability - finance	1,217	71
Other	4,651	4,480
Total accrued expenses and other current liabilities	$65,586	$56,522

8. DEBT

Debt consisted of the following (in thousands):

	March 31, 2022	September 30, 2021
Term Loan due May 5, 2024 — LIBOR + 2.50% (3.25% at both March 31, 2022 and September 30, 2021)	$467,654	$467,654
Revolving Credit Facility through March 31, 2026 - LIBOR + 1.25% (2.25% at March 31, 2022)	40,000	—
Total	507,654	467,654
Less unamortized deferred financing costs	(2,117)	(2,625)
Less unamortized original issue discount	(253)	(314)
Less current portion		—
Long-term debt—less current portion and unamortized deferred financing costs	$505,284	$464,715

 Term Loan Agreement

The term loan agreement, as amended and restated from time to time (the “Term Loan Agreement”), is a first lien term loan originally entered into on September 30, 2013 by the Company’s wholly-owned subsidiary, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC), as the initial borrower with a syndicate of lenders party thereto. As of March 31, 2022 and September 30, 2021, CPG International LLC had $467.7 million outstanding under the Term Loan Agreement.  The Term Loan Agreement matures on May 5, 2024.

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

As of March 31, 2022, and September 30, 2021, unamortized deferred financing fees related to the Term Loan Agreement were $2.1 million and $2.6 million, respectively. The Term Loan Agreement may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than the Prepayment Premium (as defined in the Term Loan Agreement), if applicable), subject to certain customary conditions.

The Term Loan Agreement requires mandatory prepayments of the term loans thereunder from certain debt issuances, certain asset dispositions (subject to certain reinvestment rights) and a percentage of excess cash flow (subject to step-downs upon CPG International LLC achieving certain leverage ratios). At September 30, 2021, no excess cash flow payment was required based on the current leverage ratio. CPG International LLC is required to repay the outstanding principal amount under the Term Loan Agreement in quarterly installments equal to 0.25253% of the aggregate principal amount under the Term Loan Agreement outstanding on the amendment date of June 18, 2018 and such quarterly payments may be reduced as a result of prepayments. Based on prepayments made with the IPO proceeds, CPG International LLC has prepaid all of the quarterly principal payments through maturity. The Company’s next scheduled principal payment on the term loan is due in fiscal year 2024. The Term Loan Agreement restricts payments of dividends unless certain conditions are met, as defined in the Term Loan Agreement.

On April 28, 2022, the Company entered into a new first lien term loan credit agreement (the “2022 Term Loan Agreement”), the proceeds of which were applied, among other uses, to prepay the obligations of the Term Loan Agreement in full.  See Note 19 to the Condensed Consolidated Financial Statements for a discussion of the 2022 Term Loan Agreement.

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

CPG International LLC had $40.0 million and $0.0 million outstanding borrowings under the Revolving Credit Facility as of March 31, 2022 and September 30, 2021, respectively. In addition, CPG International LLC had $2.8 million and $3.3 million of outstanding letters of credit held against the Revolving Credit Facility as of March 31, 2022 and September 30, 2021, respectively.  CPG International LLC had approximately $107.2 million available under the borrowing base for future borrowings as of March 31, 2022. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility at March 31, 2022 and September 30, 2021 were $1.0 million and $1.2 million, respectively.

  A “commitment fee” accrues on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points. The commitment fees were $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, and $0.2 million and $0.3 million in the six months ended March 31, 2022 and 2021, respectively.

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

 The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, CPG International LLC would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to CPG International LLC’s ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of March 31, 2022, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

Interest expense consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Interest Expense
Term Loan Agreement	$3,798	$4,423	$7,682	$10,100
Revolving Credit Facility	260	154	419	317
Other	818	204	1,684	408
Amortization - Debt issue costs
Term Loan Agreement	254	1,698	508	1,989
Revolving Credit Facility	66	223	131	364
Term Loan OID	30	97	61	132
Capitalized interest	(1,216)	(451)	(2,327)	(936)
Interest expense	$4,010	$6,348	$8,158	$12,374

See Note 11 for the fair value of the Company’s debt as of March 31, 2022 and September 30, 2021.

9. PRODUCT WARRANTIES

The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved. The warranty reserve activity consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Beginning balance	$12,681	$11,044	$12,699	$10,913
Adjustments to reserve	1,810	1,827	2,277	2,550
Warranty claims payment	(543)	(817)	(1,028)	(1,426)
Accretion - purchase accounting valuation	—	11	—	28
Ending balance	13,948	12,065	13,948	12,065
Current portion of accrued warranty	(3,218)	(2,809)	(3,218)	(2,809)
Accrued warranty – less current portion	$10,730	$9,256	$10,730	$9,256

10. LEASES

As discussed in Note 1, on October 1, 2020, the Company adopted ASU No. 2016-02, Leases (Topic 842), and the related amendments (collectively "ASC 842"). The Company leases vehicles, machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. We sublease excess office real estate to a third-party tenant. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As of March 31, 2022 and September 30, 2021, amounts associated with leases are included in Other assets, Accrued expense and other liabilities and Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

Lease assets and lease liabilities as of March 31, 2022 and September 30, 2021 were as follows (in thousands):

Leases	Classification on Balance Sheet	March 31, 2022	September 30, 2021
Assets
ROU operating lease assets	Other assets	$21,180	$19,431
Finance lease assets	Other assets	53,906	49,084
Total lease assets		$75,086	$68,515

Liabilities
Current
Operating	Accrued expenses and other liabilities	$5,018	$3,906
Finance	Accrued expenses and other liabilities	1,217	71
Non-Current
Operating	Other non-current liabilities	19,100	18,585
Finance	Other non-current liabilities	55,996	50,590
Total lease liabilities		$81,331	$73,152

The components of lease expense for the three and six months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Operating lease expense	$1,454	$999	$2,624	$1,783
Finance lease amortization of assets	797	276	1,514	524
Finance lease interest on lease liabilities	868	203	1,673	406
Short term	171	28	218	53
Sublease income	(87)	(119)	(206)	(189)
Total lease expense	$3,203	$1,387	$5,823	$2,577

The tables below present supplemental information related to leases as of March 31, 2022 and September 30, 2021:

Weighted-average remaining lease term (years)	March 31, 2022	September 30, 2021
Operating leases	7.0	7.8
Finance leases	30.7	32.2
Weighted-average discount rate
Operating leases	4.1%	4.3%
Finance leases	6.3%	6.5%

The following table summarizes the maturities of lease liabilities at March 31, 2022:

(in thousands)	Operating Leases	Finance Leases	Total
2022	$2,954	$2,248	$5,202
2023	5,763	4,661	10,424
2024	4,592	4,375	8,967
2025	3,503	4,166	7,669
2026	2,250	3,963	6,213
Thereafter	9,291	105,243	114,534
Total lease payments	28,353	124,656	153,009
Less: Interest	(4,235)	(67,443)	(71,678)
Present Value of lease liability	$24,118	$57,213	$81,331

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

The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	March 31, 2022		September 30, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan due May 5, 2024	$467,654	$463,071	$467,654	$467,420
Revolving Credit Facility, expires March 31, 2026	40,000	40,000	—	—

         Financial instruments remeasure at fair value on a recurring basis – During the six months ended March 31, 2022, the Company entered into an arrangement for a contingent payment to the former owner and employee of StruXure Outdoor. The contingent payment is based on achievement of a minimum EBITDA amount and a multiple of EBITDA, for EBITDA exceeding a higher threshold for calendar year 2022. Based on the formula, the potential contingent payout can range from zero to $13.9 million. At the date of acquisition, the fair value was estimated to be $9.5 million. As of March 31, 2022, the fair value was increased to $11.7 million based on the actual EBITDA amount for StruXure Outdoor. Compensation expense of $2.9 million was recognized for the three and six months ended March 31, 2022.  The remaining amount of the contingent payment will be recognized as compensation expense through December 31, 2022.

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

The segment data below includes data for Residential and Commercial for the three and six months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net sales to customers
Residential	$350,358	$262,198	$571,491	$447,838
Commercial	45,897	30,923	84,472	57,561
Total	$396,255	$293,121	$655,963	$505,399
Adjusted EBITDA
Residential	$98,350	$81,699	$167,781	$140,475
Commercial	8,675	3,714	13,423	7,030
Total Adjusted EBITDA for reporting segments	$107,025	$85,413	$181,204	$147,505
Unallocated net expenses	(16,104)	(13,902)	(31,763)	(27,542)
Adjustments to Income (loss) before income tax provision
Depreciation and amortization	(29,042)	(25,271)	(57,124)	(49,549)
Stock-based compensation costs	(4,928)	(7,156)	(8,944)	(10,136)
Acquisition costs (1)	(5,136)	—	(5,633)	—
Initial public offering costs and Secondary offering costs	—	(1,149)	—	(1,149)
Other costs (2)	(177)	(1,390)	(662)	(3,053)
Interest expense, net	(4,010)	(6,348)	(8,158)	(12,374)
Income (loss) before income tax provision	$47,628	$30,197	$68,920	$43,702

(1)

Acquisition costs reflect costs directly related to completed acquisitions of $3.9 million and $4.4 million in the three and six months ended March 31, 2022, respectively, and inventory step-up adjustments related to recording inventory of acquired businesses at fair value on the date of acquisition of $1.2 million for both the three and six months ended March 31, 2022.

(2)

Other costs include costs for legal expense of $0.1 million and $0.5 million in the three months ended March 31, 2022 and 2021, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.7 million for the three months ended March 31, 2021, other costs of $0.1 million for the three months ended March 31, 2022, and the impact of retroactive adoption of ASC 842 of $0.2 million for the three months ended March 31, 2021. Other costs include costs for legal expense of $0.4 million and $1.0 million in the six months ended March 31, 2022 and 2021, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million and $1.7 million in the six months ended March 31, 2022 and 2021, respectively, other costs of $0.2 million for the six months ended March 31, 2022, and the impact of retroactive adoption of ASC 842 of $0.4 million for the six months ended March 31, 2021.

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

The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 3,849,011 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $4.9 million and $7.2 million, respectively and for the six months ended March 31, 2022 and 2021was $8.9 million and $10.1 million, respectively, recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income (Loss). Total income tax benefit for the three months ended March 31, 2022 and 2021 was $1.1 million and $0.3 million, respectively, and for the six months ended March 31, 2022 and 2021 was $1.9 million and $0.8 million. As of March 31, 2022, the Company had not yet recognized compensation cost on unvested stock-based awards of $35.6 million, with a weighted average remaining recognition period of 2.3 years.

The Company uses the Monte Carlo pricing model to estimate the fair value of its performance-based awards as of the grant date, and uses the Black Scholes pricing model to estimate the fair value of its service-based awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within ten years of the grant date.

          The following table sets forth the significant assumptions used for the calculation of stock-based compensation expense for the six months ended March 31, 2022 and 2021:

	November 19, 2021 Grant Date	December 4, 2020 Grant Date
Risk-free interest rate	1.34%	0.56%
Expected volatility	40.00%	35.00%
Expected term (in years)	6.00	6.00
Expected dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the performance-based stock option activity for the six months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2021	1,556,489	$23.00
Granted	—	—
Exercised	(123,008)	23.00
Cancelled/Forfeited	(2)	23.00
Outstanding at March 31, 2022	1,433,479	23.00	8.2	2,638
Vested and exercisable at March 31, 2022	1,433,479	$23.00	8.2	2,638

The following table summarizes the service-based stock option activity for the six months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2021	3,434,221	$23.82
Granted	324,768	42.79
Exercised	(91,033)	23.00
Cancelled/Forfeited	(41,410)	24.74
Outstanding at March 31, 2022	3,626,546	25.53	8.3	5,675
Vested and exercisable at March 31, 2022	1,662,842	$23.24	8.0	2,993

Restricted Stock Awards

A summary of the service-based restricted stock awards activity during the six months ended March 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2021	717,580	$23.00
Granted	—	—
Vested	(245,308)	23.00
Forfeited	(10,573)	23.00
Outstanding and unvested at March 31, 2022	461,699	$23.00

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

A summary of the performance-based restricted stock unit awards activity for the six months ended March 31, 2022 presented at target was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2021	111,804	$35.00
Granted	115,608	41.21
Vested	—	—
Forfeited	(6,295)	35.47
Outstanding and unvested at March 31, 2022	221,117	$38.23

Restricted Stock Units

A summary of the service-based restricted stock unit awards activity for the six months ended March 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2021	366,852	$30.42
Granted	224,900	37.85
Vested	(51,154)	35.99
Forfeited	(22,669)	30.82
Outstanding and unvested at March 31, 2022	517,929	$33.18

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$35,818	$22,640	$52,525	$32,788
Net income (loss) attributable to common stockholders- basic and diluted	$35,818	$22,640	$52,525	$32,788
Denominator:
Weighted-average shares of common stock
Basic	154,661,277	153,509,612	154,551,589	153,366,516
Diluted	156,121,476	156,747,514	156,560,502	156,377,902
Net income (loss) per share attributable to common stockholders:
Net income (loss) per common share - basic	$0.23	$0.15	$0.34	$0.21
Net income (loss) per common share - diluted	$0.23	$0.14	$0.34	$0.21

The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Stock Options	535,161	117,989	388,946	76,498
Restricted Stock Units	303,624	2,607	204,607	1,289

16. INCOME TAXES

The Company calculates the interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting, specifically ASC-740-270-25-2. For interim periods, the Company estimates the annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rates for the three months ended March 31, 2022 and 2021 were 24.8% and 25.0%, respectively, and for the six months ended March 31, 2022 and 2021 were 23.8% and 25.0%. The decrease in the effective income tax rate for the three and six months ended March 31, 2022, as compared to the three and six months ended March 31, 2021, is primarily driven by the impact of discrete tax benefits on the Company’s year to date earnings.

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

18. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

The AZEK Company Inc. (parent company only)

Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	March 31, 2022	September 30, 2021
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,493,034	$1,427,164
Total non-current assets	1,493,034	1,427,164
Total assets	$1,493,034	$1,427,164
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities		$—

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at March 31, 2022 and at September 30, 2021, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,108,627 shares issued and outstanding at March 31, 2022 and 154,866,313 shares issued and outstanding at September 30, 2021	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at March 31, 2022 and at September 30, 2021, respectively	—	—
Additional paid-in capital	1,628,581	1,615,236
Accumulated deficit	(135,702)	(188,227)
Total stockholders’ equity	1,493,034	1,427,164
Total liabilities and stockholders’ equity	$1,493,034	$1,427,164

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income (loss) of subsidiaries	$35,818	$22,640	$52,525	$32,788
Net income (loss) of subsidiaries	$35,818	$22,640	$52,525	$32,788
Comprehensive income (loss)	$35,818	$22,640	$52,525	$32,788

The AZEK Company Inc. did not have any cash as of March 31, 2022 or September 30, 2021, accordingly a Condensed Statement of Cash Flows has not been presented.

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

Dividends from Subsidiaries

There were no cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during each of the three and six months ended March 31, 2022 and 2021.

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

19. SUBSEQUENT EVENTS

On April 28, 2022, the Company entered into a new $600 million first lien term loan credit facility pursuant to the 2022 Term Loan Agreement, the proceeds of which were applied, among other uses, to prepay the obligations of the Term Loan Agreement in full.  The 2022 Term Loan Agreement will mature on April 28, 2029 and the loans thereunder bear an interest rate equal to (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Prime Rate as in effect on such day and (c) the one-month Term SOFR rate plus 1.00% per annum, provided that in no event will the alternative base rate be less than 1.50% per annum, plus an applicable margin of 1.50% and (ii) in the case of SOFR borrowings, the Term SOFR rate for the applicable interest period, in each case, plus an applicable margin of 2.50%.  The 2022 Term Loan Agreement contains customary affirmative and negative covenants for credit facilities of this type.

On May 5, 2022, the Board of Directors authorized the Company to repurchase up to $400 million of the Company’s Class A common stock. The program allows the Company to repurchase its shares opportunistically from time to time. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, accelerated share repurchases or tender offers, some of which may be effected through Rule 10b5-1 plans, or a combination of the foregoing. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be discontinued at any time.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations, expansion plans, capital investments, capacity targets and other strategic initiatives, are forward-looking statements. In some cases, forward looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” or the negative of these terms and similar expressions intended to identify forward-looking statements. In particular, statements about potential new products and product innovation, statements regarding the potential impact of the COVID-19 pandemic or geopolitical conflicts, such as the conflict between Russia and Ukraine, statements about the markets in which we operate and the economy more generally, including growth of our various markets and growth in the use of engineered products as well as our ability to share in such growth, statements about our ability to source our raw materials in line with our expectations, future pricing for our products or our raw materials and our ability to successfully manage market risk and control or reduce costs, statements with respect to our ability to meet future goals and targets, including our environmental, social and governance targets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in the Quarterly Report on Form 10-Q are forward-looking statements. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our 2021 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Overview

We are an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable products focused on the highly attractive, large and fast-growing Outdoor Living market. Homeowners are continuing to invest in their outdoor spaces and are increasingly recognizing the significant advantages of long-lasting products, which are converting demand away from traditional materials, particularly wood. Our products transform those outdoor spaces by combining highly appealing aesthetics with significantly lower maintenance costs compared to traditional materials. Our innovative portfolio of Outdoor Living products, including decking, railing, trim, siding, pergolas, cladding and accessories, inspires consumers to design outdoor spaces tailored to their unique lifestyle needs. In addition to our leading suite of Outdoor Living products, we sell a broad range of highly engineered products that are sold in commercial markets, including partitions, lockers and storage solutions. One of our core values is to “always do the right thing”. We make decisions according to what is right, not what is the cheapest, fastest or easiest, and we strive to always operate with integrity, transparency and with the customer in mind. In furtherance of that value, we are focused on sustainability across our operations and have adopted strategies to enable us to meet the growing demand for environmentally-friendly products.

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

Although we believe that we have adapted and are continuing to adapt well to the wide-ranging changes to the global economy and our industry, we may not be able to fully mitigate the impact of the COVID-19 pandemic on our business, financial condition and results of operations. We expect that the economic effects of the COVID-19 pandemic will likely continue to affect demand for our products over the balance of fiscal 2022 in ways that may be difficult to predict. The global impact of the COVID-19 pandemic continues to evolve, and we continue to monitor the situation closely. As the COVID-19 pandemic continues, it may also have the effect of heightening many of the risks described in “Risk Factors” in our 2021 Form 10-K.

Conflict in Ukraine

The current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries around the world against Russia are creating substantial uncertainty in the global political and economic landscapes. While our operations are primarily within North America and we have no operations in Russia or Ukraine, and we do not have direct exposure to customers and vendors in Russia and Ukraine, we are actively monitoring the broader economic impact of the crisis, especially the potential impact of any further disruptions to global supply chains generally and our supply chain in particular, rising commodity and fuel prices, and, in turn, prices of our raw materials, and the impact of an extended economic downturn on our direct and indirect customers. We are unable to fully predict the impact that current and future governmental actions will have on the global economy, our industry or our business, financial condition, results of operations or cash flows.

StruXure Acquisition

On December 29, 2021, we acquired StruXure Outdoor, LLC, a Georgia limited liability company, for a total purchase price of approximately $84.1 million, subject to customary post-closing working capital adjustments. StruXure Outdoor, LLC is located in Dahlonega, Georgia and manufactures customizable outdoor pergolas and cabanas. We financed the acquisition with cash on hand.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following tables summarize certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(U.S. dollars in thousands)	2022	2021	$ Variance	% Variance
Net sales	$396,255	$293,121	$103,134	35.2%
Cost of sales	273,795	195,272	78,523	40.2%
Gross profit	122,460	97,849	24,611	25.2%
Selling, general and administrative expenses	70,822	60,155	10,667	17.7%
Other general expenses	—	1,149	(1,149)	-100.0%
Operating income (loss)	51,638	36,545	15,093	41.3%
Interest expense, net	4,010	6,348	(2,338)	-36.8%
Income tax expense (benefit)	11,810	7,557	4,253	56.3%
Net income (loss)	$35,818	$22,640	$13,178	58.2%

Net Sales

Net sales for the three months ended March 31, 2022 increased by $103.1 million, or 35.2%, to $396.3 million from $293.1 million for the three months ended March 31, 2021. The increase was attributable to higher sales growth in both our Residential and Commercial segments. Net sales for the three months ended March 31, 2022 increased for our Residential segment by 33.6% and increased for our Commercial segment by 48.4%, in each case as compared to the prior year period.

Cost of Sales

Cost of sales for the three months ended March 31, 2022 increased by $78.5 million, or 40.2%, to $273.8 million from $195.3 million for the three months ended March 31, 2021 primarily due to increased costs on higher sales volumes and higher costs of raw materials and manufacturing.

Gross Profit

Gross profit for the three months ended March 31, 2022 increased by $24.6 million, or 25.2%, to $122.5 million from $97.8 million for the three months ended March 31, 2021. The increase in gross profit was primarily driven by the strong sales results in the Residential and Commercial segments, including positive pricing, partially offset by higher costs. Gross profit as a percent of net sales decreased to 30.9% for the three months ended March 31, 2022 compared to 33.4% for the three months ended March 31, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.7 million, or 17.7%, to $70.8 million, or 17.9% of net sales, for the three months ended March 31, 2022 from $60.2 million, or 20.5% of net sales, for the three months ended March 31, 2021. The increase was primarily attributable to higher employee related expenses and marketing expenses, partially offset by lower stock-based compensation expense.

Interest Expense, net

Interest expense, net, decreased by $2.3 million, or 36.8%, to $4.0 million for the three months ended March 31, 2022 from $6.3 million for the three months ended March 31, 2021. Interest expense, net decreased due to refinancing fees for the three months ended March 31, 2021, higher capitalized interest and a lower interest rate on our Term Loan Agreement, partially offset by higher finance lease interest during the three months ended March 31, 2022, when compared to the three months ended March 31, 2021.

Income Tax Expense (Benefit)

Income tax expense increased by $4.3 million to $11.8 million for the three months ended March 31, 2022 compared to $7.6 million for the three months ended March 31, 2021. The increase in our income tax expense was primarily driven by the increase in our pre-tax operating earnings.

Net Income (Loss)

Net income increased by $13.2 million to $35.8 million for the three months ended March 31, 2022 compared to $22.6 million for the three months ended March 31, 2021, due to the factors described above.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

The following tables summarize certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the six months ended March 31, 2022 and 2021.

	Six Months Ended March 31,
(U.S. dollars in thousands)	2022	2021	$ Variance	% Variance
Net sales	$655,963	$505,399	$150,564	29.8%
Cost of sales	444,894	334,572	110,322	33.0%
Gross profit	211,069	170,827	40,242	23.6%
Selling, general and administrative expenses	133,991	113,602	20,389	17.9%
Other general expenses	—	1,149	(1,149)	-100.0%
Operating income (loss)	77,078	56,076	21,002	37.5%
Interest expense, net	8,158	12,374	(4,216)	-34.1%
Income tax expense (benefit)	16,395	10,914	5,481	50.2%
Net income (loss)	$52,525	$32,788	$19,737	60.2%

Net Sales

Net sales for the six months ended March 31, 2022 increased by $150.6 million, or 29.8%, to from $505.4 million for the six months ended March 31, 2021. The increase was attributable to higher sales growth in both our Residential and Commercial segments. Net sales for the six months ended March 31, 2022 increased for our Residential segment by 27.6% and increased for our Commercial segment by 46.8%, in each case as compared to the prior year period.

Cost of Sales

Cost of sales for the six months ended March 31, 2022 increased by $110.3 million, or 33.0%, to $444.9 million from $334.6 million for the six months ended March 31, 2021 primarily due to increased costs on higher sales volumes and higher costs of raw materials and manufacturing.

Gross Profit

Gross profit for the six months ended March 31, 2022 increased by $40.2 million, or 23.6%, to $211.1 million from $170.8 million for the six months ended March 31, 2021. The increase in gross profit was primarily driven by the strong sales results in the Residential and Commercial segments, including positive pricing, partially offset by higher costs. Gross profit as a percent of net sales decreased to 32.2% for the six months ended March 31, 2022 compared to 33.8% for the six months ended March 31, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $20.4 million, or 17.9%, to $134.0 million, or 20.4% of net sales, for the six months ended March 31, 2022 from $113.6 million, or 22.5% of net sales, for the six months ended March 31, 2021. The increase was primarily attributable to higher employee related expenses and marketing expenses, partially offset by lower stock-based compensation expense.

Interest Expense, net

Interest expense, net, decreased by $4.2 million, or 34.1%, to $8.2 million for the six months ended March 31, 2022 from $12.4 million for the six months ended March 31, 2021. Interest expense, net decreased due to a lower interest rate on our Term Loan Agreement and higher capitalized interest, partially offset by higher finance lease interest during the six months ended March 31, 2022, when compared to the six months ended March 31, 2021, as well as refinancing costs incurred during the six months ended March 31, 2021.

Income Tax Expense (Benefit)

Income tax expense increased by $5.5 million to $16.4 million for the six months ended March 31, 2022 compared to $10.9 million for the six months ended March 31, 2021. The increase in our income tax expense was primarily driven by the increase in our pre-tax operating earnings.

Net Income (Loss)

Net income increased by $19.7 million to $52.5 million for the six months ended March 31, 2022 compared to $32.8 million for the six months ended March 31, 2021, due to the factors described above.

Segment Results of Operations

We report our results in two segments: Residential and Commercial. The key segment measures used by our chief operating decision maker in deciding how to evaluate performance and allocate resources to each of the segments are Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin. Depending on certain circumstances, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin may be calculated differently, from time to time, than our Adjusted EBITDA and Adjusted EBITDA Margin, which are further discussed under the heading “Non-GAAP Financial Measures.” Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin represent measures of segment profit reported to our chief operating decision maker for the purpose of making decisions about allocating resources to a segment and assessing its performance and are determined as disclosed in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q consistent with the requirements of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC 280, Segment Reporting. We define Segment Adjusted EBITDA as a segment’s net income (loss) before income tax (benefit) expense and by adding to or subtracting therefrom interest expense, net, depreciation and amortization, share-based compensation costs, asset impairment and inventory revaluation costs, business transformation costs, capital structure transaction costs, acquisition costs, initial public offering costs and certain other costs. Segment Adjusted EBITDA Margin is equal to a segment’s Segment Adjusted EBITDA divided by such segment’s net sales. Corporate expenses, which include selling, general and administrative costs related to our corporate offices, including payroll and other professional fees, are not included in computing Segment Adjusted EBITDA. Such corporate expenses decreased by $0.9 million to $22.3 million for the three months ended March 31, 2022, from $23.2 million for the three months ended March 31, 2021, and increased by $2.0 million to $43.0 million for the six months ended March 31, 2022, from $41.0 million for the six months ended March 31, 2021.

Residential

The following table summarizes certain financial information relating to the Residential segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and six months ended March 31, 2022 and 2021.

	Three Months Ended March 31,				Six Months Ended March 31,
(U.S. dollars in thousands)	2022	2021	$ Variance	% Variance	2022	2021	$ Variance	% Variance
Net sales	$350,358	$262,198	$88,160	33.6%	$571,491	$447,838	$123,653	27.6%
Segment Adjusted EBITDA	98,350	81,699	16,651	20.4%	167,781	140,475	27,306	19.4%
Segment Adjusted EBITDA Margin	28.1%	31.2%	N/A	N/A	29.4%	31.4%	N/A	N/A

Net Sales

Net sales for the three months ended March 31, 2022 increased by $88.2 million, or 33.6%, to $350.4 million from $262.2 million for the three months ended March 31, 2021. The increase was primarily attributable to higher net sales related to our Deck, Rail & Accessories and Exteriors businesses, along with $16.0 million related to the acquisition of StruXure.

Net sales for the six months ended March 31, 2022 increased by $123.7 million, or 27.6%, to $571.5 million from $447.8 million for the six months ended March 31, 2021. The increase was primarily attributable to higher net sales related to our Deck, Rail & Accessories and Exteriors businesses.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended March 31, 2022 increased by $16.7 million, or 20.4%, to $98.4 million from $81.7 million for the three months ended March 31, 2021. The increase was mainly driven by higher sales, partially offset by higher raw material costs, selling and marketing expenses and manufacturing costs.

Segment Adjusted EBITDA for the six months ended March 31, 2022 increased by $27.3 million, or 19.4%, to $167.8 million from $140.5 million for the six months ended March 31, 2021. The increase was mainly driven by higher sales, partially offset by higher raw material costs, selling and marketing expenses and manufacturing costs.

Commercial

The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and six months ended March 31, 2022 and 2021.

	Three Months Ended March 31,				Six Months Ended March 31,
(U.S. dollars in thousands)	2022	2021	$ Variance	% Variance	2022	2021	$ Variance	% Variance
Net sales	$45,897	$30,923	$14,974	48.4%	$84,472	$57,561	$26,911	46.8%
Segment Adjusted EBITDA	8,675	3,714	4,961	133.6%	13,423	7,030	6,393	90.9%
Segment Adjusted EBITDA Margin	18.9%	12.0%	N/A	N/A	15.9%	12.2%	N/A	N/A

Net Sales

Net sales for the three months ended March 31, 2022 increased by $15.0 million, or 48.4%, to $45.9 million from $30.9 million for the three months ended March 31, 2021. The increase was primarily attributable to higher net sales in our Vycom and Scranton Products businesses.

Net sales for the six months ended March 31, 2022 increased by $26.9 million, or 46.8%, to $84.5 million from $57.6 million for the six months ended March 31, 2021. The increase was primarily attributable to higher net sales in our Vycom and Scranton Products businesses.

Segment Adjusted EBITDA

Segment Adjusted EBITDA of the Commercial segment was $8.7 million for the three months ended March 31, 2022, compared to $3.7 million for the three months ended March 31, 2021. The increase was primarily driven by higher sales in the Vycom business and net manufacturing productivity.

Segment Adjusted EBITDA of the Commercial segment was $13.4 million for the six months ended March 31, 2022, compared to $7.0 million for the six months ended March 31, 2021. The increase was primarily driven by higher sales in the Vycom business and net manufacturing productivity.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands, except per share amounts)	2022	2021	2022	2021
Adjusted Gross Profit	$143,754	$114,665	$250,844	$203,437
Adjusted Gross Profit Margin	36.3%	39.1%	38.2%	40.3%
Adjusted Net Income	$50,783	$39,367	$79,541	$62,508
Adjusted Diluted EPS	$0.33	$0.25	$0.51	$0.40
Adjusted EBITDA	$90,921	$71,511	$149,441	$119,963
Adjusted EBITDA Margin	22.9%	24.4%	22.8%	23.7%

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

The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands)	2022	2021	2022	2021
Gross Profit	$122,460	$97,849	$211,069	$170,827
Depreciation and amortization (1)	20,086	16,816	38,567	32,610
Acquisitions costs (2)	1,208	—	1,208	—
Adjusted Gross Profit	$143,754	$114,665	$250,844	$203,437

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Gross Margin	30.9%	33.4%	32.2%	33.8%
Depreciation and amortization	5.1%	5.7%	5.8%	6.5%
Acquisitions costs	0.3%	0.0%	0.2%	0.0%
Adjusted Gross Profit Margin	36.3%	39.1%	38.2%	40.3%

(1)

Depreciation and amortization for the three months ended March 31, 2022 and 2021 consists of $14.8 million and $11.3 million, respectively, of depreciation and $5.3 million and $5.5 million, respectively, of amortization of intangible assets relating to our manufacturing process. Depreciation and amortization for the six months ended March 31, 2022 and 2021 consists of $28.5 million and $21.6 million, respectively, of depreciation and $10.1 million and $11.0 million, respectively, of amortization of intangible assets relating to our manufacturing process.

(2)	Acquisition costs reflect inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition.

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands, except per share amounts)	2022	2021	2022	2021
Net income (loss)	$35,818	$22,640	$52,525	$32,788
Amortization	12,564	12,540	25,444	25,183
Stock-based compensation (1)	1,804	6,087	3,765	8,773
Acquisition costs (2)	5,136	—	5,633	—
Initial public offering and secondary offering costs	—	1,149	—	1,149
Other costs (3)	177	1,390	662	3,053
Tax impact of adjustments (4)	(4,716)	(4,439)	(8,488)	(8,438)
Adjusted Net Income	$50,783	$39,367	$79,541	$62,508

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income (loss)	$0.23	$0.14	$0.34	$0.21
Amortization	0.08	0.08	0.15	0.16
Stock-based compensation	0.01	0.04	0.02	0.06
Acquisition costs	0.03	—	0.04	—
Initial public offering and secondary offering costs	—	0.01	—	0.01
Other costs	0.01	0.01	0.01	0.02
Tax impact of adjustments	(0.03)	(0.03)	(0.05)	(0.06)
Adjusted Diluted EPS (5)	$0.33	$0.25	$0.51	$0.40

(1)

Stock-based compensation costs reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.

(2)

Acquisition costs reflect costs directly related to completed acquisitions of $3.9 million and $4.4 million in the three and six months ended March 31, 2022, respectively, and inventory step-up adjustments related to recording inventory of acquired businesses at fair value on the date of acquisition of $1.2 million for both the three and six months ended March 31, 2022.

(3)

Other costs include costs for legal expense of $0.1 million and $0.5 million in the three months ended March 31, 2022 and 2021, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.7 million for the three months ended March 31, 2021, other costs of 0.1 million for the three months ended March 31, 2022, and the impact of retroactive adoption of ASC 842 of $0.2 million for the three months ended March 31, 2021. Other costs include costs for legal expense of $0.4 million and $1.0 million in the six months ended March 31, 2022 and 2021, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million and $1.7 million in the six months ended March 31, 2022 and 2021, respectively, other costs of $0.2 million for the six months ended March 31, 2022, and the impact of retroactive adoption of ASC 842 of $0.4 million for the six months ended March 31, 2021.

(4)	Tax impact of adjustments are based on applying a combined U.S. federal and state statutory tax rate of 24.5% for both the three and six months ended March 31, 2022 and 2021.
(5)

Weighted average common shares outstanding used in computing diluted net income (loss) per common share of 156,121,476 and 156,747,514 for the three months ended March 31, 2022 and 2021, respectively, and 156,560,502 and 156,377,902 for the six months ended March 31, 2022 and 2021, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands)	2022	2021	2022	2021
Net income (loss)	$35,818	$22,640	$52,525	$32,788
Interest expense	4,010	6,348	8,158	12,374
Depreciation and amortization	29,042	25,271	57,124	49,549
Income tax expense (benefit)	11,810	7,557	16,395	10,914
Stock-based compensation	4,928	7,156	8,944	10,136
Acquisition costs (1)	5,136	—	5,633	—
Initial public offering and secondary offering costs	—	1,149	—	1,149
Other costs (2)	177	1,390	662	3,053
Total adjustments	55,103	48,871	96,916	87,175
Adjusted EBITDA	$90,921	$71,511	$149,441	$119,963

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income (loss)	9.0%	7.7%	8.0%	6.5%
Interest expense	1.0%	2.2%	1.2%	2.4%
Depreciation and amortization	7.3%	8.6%	8.7%	9.8%
Income tax expense (benefit)	3.0%	2.6%	2.5%	2.2%
Stock-based compensation	1.2%	2.4%	1.4%	2.0%
Acquisition costs	1.3%	0.0%	0.9%	0.0%
Initial public offering costs	0.0%	0.4%	0.0%	0.2%
Other costs	0.1%	0.5%	0.1%	0.6%
Total adjustments	13.9%	16.7%	14.8%	17.2%
Adjusted EBITDA Margin	22.9%	24.4%	22.8%	23.7%

(1)

Acquisition costs reflect costs directly related to completed acquisitions of $3.9 million and $4.4 million in the three and six months ended March 31, 2022, respectively, and inventory step-up adjustments related to recording inventory of acquired businesses at fair value on the date of acquisition of $1.2 million for both the three and six months ended March 31, 2022.

(2)

Other costs include costs for legal expense of $0.1 million and $0.5 million in the three months ended March 31, 2022 and 2021, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.7 million for the three months ended March 31, 2021, other costs of $0.1 million for the three months ended March 31, 2022, and the impact of retroactive adoption of ASC 842 of $0.2 million for the three months ended March 31, 2021. Other costs include costs for legal expense of $0.4 million and $1.0 million in the six months ended March 31, 2022 and 2021, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million and $1.7 million in the six months ended March 31, 2022 and 2021, respectively, other costs of $0.2 million for the six months ended March 31, 2022, and the impact of retroactive adoption of ASC 842 of $0.4 million for the six months ended March 31, 2021.

Liquidity and Capital Resources

Liquidity Outlook

Our primary cash needs are to fund working capital, capital expenditures, debt service and any acquisitions we may undertake. As of March 31, 2022, we had cash and cash equivalents of $25.8 million and total indebtedness of $507.7 million. CPG International LLC, our direct, wholly owned subsidiary, had approximately $107.2 million available under the borrowing base for future borrowings as of March 31, 2022. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

The Senior Secured Credit Facilities contain covenants restricting payments of dividends by CPG International LLC unless certain conditions, as provided in the Senior Secured Credit Facilities, are met. The covenants under our Senior Secured Credit Facilities provide for certain exceptions for specific types of payments. However, other than restricted payments under the specified exceptions, the covenants under our Term Loan Agreement generally prohibit the payment of dividends unless the Total Net Leverage Ratio (as defined in the Term Loan Agreement) of CPG International LLC, on a pro forma basis, is no greater than 4.25:1.00 and no event of default has occurred and is occurring.

On April 28, 2022, the Company entered into the 2022 Term Loan Agreement, the proceeds of which were applied, among other uses, to prepay the obligations of the Term Loan Agreement in full.  The 2022 Term Loan Agreement contains similar covenants to the Term Loan Agreement restricting payments of dividends by CPG International LLC unless certain conditions, as provided in the 2022 Term Loan Agreement, are met.

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

On September 30, 2013, our subsidiary, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC, a limited liability company formed to effect the acquisition of CPG International LLC), and the lenders party thereto entered into the Revolving Credit Facility. On March 9, 2017, the Revolving Credit Facility was amended and restated to provide for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a specified percentage of eligible accounts receivable and inventory, less reserves that may be established by the Revolver Administrative Agent in the exercise of its reasonable credit judgment. As of March 31, 2022 and September 30, 2021, CPG International LLC had $40.0 million and $0.0 million outstanding borrowings under the Revolving Credit Facility, respectively and had $2.8 million and $3.3 million of outstanding letters of credit held against the Revolving Credit Facility, respectively. As of March 31, 2022 and September 30, 2021, CPG International LLC had approximately $107.2 million and $146.7 million, available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $25.8 million and $250.5 million, respectively. Because our borrowing capacity under the Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, the amount available under the borrowing base may not reflect actual borrowing capacity under the Revolving Credit Facility.

Cash Uses

Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, and, if market conditions warrant, making selected acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.

The table below details the total operating, investing and financing activity cash flows for the six months ended March 31, 2022 and 2021.

Cash Flows

	Six Months Ended March 31,
(U.S. dollars in thousands)	2022	2021	$ Variance	% Variance
Net cash provided by (used in) operating activities	$(67,543)	$8,086	$(75,629)	(935.3)%
Net cash provided by (used in) investing activities	(200,433)	(72,703)	(127,730)	175.7%
Net cash provided by (used in) financing activities	43,252	922	42,330	4591.1%
Net increase (decrease) in cash	$(224,724)	$(63,695)	$(161,029)	252.8%

Operating Activities

Net cash provided by (used in) operating activities was $(67.5) million and $8.1 million for the six months ended March 31, 2022 and 2021, respectively. The $75.6 million decrease in cash provided by operating activities is primarily related to higher trade receivable and inventory levels compared to March 31, 2021.

Investing Activities

Net cash provided by (used) in investing activities was $(200.4) million and $(72.7) million for the six months ended March 31, 2022 and 2021, respectively. Net cash provided by (used in) investing activities for the six months ended March 31, 2022 primarily consisted of $86.9 million for acquisitions and $114.0 million for purchases of property, plant and equipment to support our expansion of capacity in our manufacturing facilities, as compared to the six months ended March 31, 2021, which primarily consisted of purchases of property, plant and equipment in the normal course of business.

Financing Activities

          Net cash provided by (used in) financing activities was $43.3 million and $0.9 million for the six months ended March 31, 2022 and 2021, respectively. Net cash provided by (used in) financing activities for six months ended March 31, 2022 primarily consisted of cash received from revolving credit facility, as compared to the six months ended March 31, 2021, which primarily consisted of cash received from the exercise of stock options partially offset by repayment of finance lease obligations.

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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of March 31, 2022 and September 30, 2021, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

We also have the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

Term Loan Agreement

The Term Loan Agreement is a first lien term loan. As of each of March 31, 2022, and September 30, 2021, CPG International LLC had $467.7 million outstanding under the Term Loan Agreement. On April 28, 2022, the obligations under the Term Loan Agreement were paid off in full and the Term Loan Agreement was terminated.

The interest rate applicable to the outstanding principal under the Term Loan Agreement equaled, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate as of such day plus 50 basis points, (b) the prime rate and (c) the LIBOR as of such day for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, provided that in no event will the alternative base rate be less than 175 basis points, plus, in each case, the applicable margin of 150 basis points per annum; or (ii) in the case of Eurocurrency borrowings, the greater of (a) the LIBOR in effect for such interest period divided by one, minus the statutory reserves applicable to such Eurocurrency borrowing, if any, and (b) 75 basis points, plus the applicable margin of 250 basis points per annum.

The obligations under the Term Loan Agreement were secured by a first priority security interest in the membership interests of CPG International LLC owned by the Company, the equity interests of CPG International LLC’s domestic subsidiaries and all remaining assets not constituting Revolver Priority Collateral (subject to certain exceptions) of the Company, CPG International LLC and the subsidiaries of CPG International LLC that are guarantors under the Term Loan Agreement, or the Term Loan Priority Collateral, and a second priority security interest in the Revolver Priority Collateral. The obligations under the Term Loan Agreement were guaranteed by the Company and the wholly owned domestic subsidiaries of CPG International LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

The Term Loan Agreement could have been voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than the Prepayment Premium, as defined in the Term Loan Agreement, if applicable), subject to certain customary conditions. CPG International LLC was also required to make mandatory prepayments in an amount equal to (i) 100% of the net cash proceeds from casualty events or the disposition of property or assets, subject to customary reinvestment rights, (ii) 100% of the net cash proceeds from the incurrence or issuance of indebtedness (other than permitted indebtedness) by CPG International LLC or any restricted subsidiary and (iii) 50% of excess cash flow, with such percentage subject to reduction (to 25% and to 0%) upon achievement of specified leverage ratios. At September 30, 2021, no excess cash flow payment was required based on the current leverage ratio. The lenders under the Term Loan Agreement had the option to decline any prepayments based on excess cash flows. Additionally, CPG International LLC was required to pay the outstanding principal amount of the Term Loan Agreement in quarterly installments of 0.25253% of the aggregate principal amount under the Term Loan Agreement outstanding, and such quarterly payments could have been reduced as a result of prepayments. Based on the prepayment of $337.7 million made with net proceeds we received from our IPO, CPG International LLC had prepaid all of the quarterly principal payments otherwise due through the maturity of the Term Loan Agreement.

The Term Loan Agreement contained affirmative covenants, negative covenants and events of default, which were broadly consistent with those in the Revolving Credit Facility (with certain differences consistent with the differences between a revolving loan and term loan) and that were customary for facilities of this type. The Term Loan Agreement did not have any financial maintenance covenants. As of March 31, 2022 and September 30, 2021, CPG International LLC was in compliance with the covenants imposed by the Term Loan Agreement. The Term Loan Agreement also included customary events of default, including the occurrence of a change of control.

On April 28, 2022, the Company and CPG International LLC entered into the 2022 Term Loan Agreement, the proceeds of which were applied, among other uses, to prepay the obligations of the Term Loan Agreement in full.  The 2022 Term Loan Agreement will mature on April 28, 2029, subject to acceleration or prepayment.  Commencing on December 31, 2022, the Credit Facility will amortize in equal quarterly installments of 0.25% of the aggregate principal amount of the loans outstanding, subject to reduction for certain prepayments.

The obligations under the Term Loan Agreement are secured by a first priority security interest in the membership interests of CPG International LLC owned by the Company, the equity interests of CPG International LLC’s domestic subsidiaries, other than certain immaterial subsidiaries and other excluded subsidiaries, and all remaining assets not constituting Revolver Priority Collateral (subject to certain exceptions) of the Company, CPG International LLC and the subsidiaries of CPG International LLC that are guarantors under the 2022 Term Loan Agreement, and a second priority security interest in the Revolver Priority Collateral. The obligations under the 2022 Term Loan Agreement are guaranteed by the Company and the wholly owned domestic subsidiaries of CPG International LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

The interest rate applicable to the outstanding principal under the 2022 Term Loan Agreement equals, at our option, (i) in the case of alternative base rate borrowings, the highest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (b) the Prime Rate (as defined in the 2022 Term Loan Agreement) as in effect on such day and (c) the one-month Term SOFR (as defined in the 2022 Term Loan Agreement) plus 1.00% per annum, provided that in no event will the alternative base rate be less than 1.50% per annum, plus an applicable margin of 1.50% and (ii) in the case of SOFR borrowings, Term SOFR for the applicable interest period, plus an applicable margin of 2.50%.

Loans under the 2022 Term Loan Agreement may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than the Prepayment Premium, as defined in the 2022 Term Loan Agreement, if applicable), subject to certain customary conditions. The 2022 Term Loan Agreement also requires mandatory prepayments of loans under the 2022 Term Loan Agreement from the proceeds of certain debt issuances and certain asset dispositions (subject to certain reinvestment rights) and a percentage of excess cash flow (subject to step-downs upon CPG International LLC achieving certain leverage ratios and other reductions in connection with other debt prepayments).

The 2022 Term Loan Agreement contains affirmative covenants, negative covenants and events of default, which are broadly consistent with those in the Revolving Credit Facility (with certain differences consistent with the differences between a revolving loan and term loan) and that are customary for facilities of this type. The 2022 Term Loan Agreement does not have any financial maintenance covenants. The 2022 Term Loan Agreement also includes customary events of default, including the occurrence of a change of control.

We have the right to arrange for incremental term loans under the Credit Agreement in an amount that shall not exceed the sum of (i) the Fixed Incremental Amount, as defined in the 2022 Term Loan Agreement, and (ii) the Ratio Amount, as defined in the 2022 Term Loan Agreement.

See Note 19 to the Condensed Consolidated Financial Statements for a discussion of the 2022 Term Loan Agreement.

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

Other

We are currently in the process of a multi-phase capacity expansion program including the opening of a new manufacturing facility in Boise, Idaho.  We also intend to continue to invest in new capacity in the ordinary course as we execute against the long-term material conversion opportunity and market expansion.  As a result, we intend to invest approximately $180 - $200 million of capital expenditures during fiscal 2022 on these and other projects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the Revolving Credit Facility. As of March 31, 2022 and September 30, 2021, we had $467.7 million outstanding under the Term Loan Agreement at both dates and $40.0 million and $0.0 million outstanding amounts under the Revolving Credit Facility, respectively. The Term Loan Agreement and Revolving Credit Facility bear interest at variable rates. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities as of March 31, 2022 and 2021, would have increased or decreased, respectively, annual cash interest by approximately $5.1 million and $4.7 million, respectively.

 In the future, in order to manage our interest rate risk, we may refinance our existing debt or enter into interest rate swaps or otherwise hedge the risk of changes in the interest rate under the Senior Secured Credit Facilities. However, we do not intend or expect to enter into derivative or interest rate swap transactions for speculative purposes.

Credit Risk

As of March 31, 2022 and September 30, 2021, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of products primarily to established distributors inside of the United States. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed. As of March 31, 2022, two customers represented more than 10% of gross trade receivables; Customer A was 21.8% and Customer B was 11.9%. As of September 30, 2021, three customers represented more than 10% of gross trade receivables; Customer A was 10.3%, Customer B was 12.7% and Customer C was 11.5%.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, since September 30, 2021, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our 2021 Form 10-K. You should carefully consider the risk factors in our 2021 Form 10-K and our other filings made with the SEC in addition to the risk factor set forth below. You should be aware that such risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The impact of the conflict in Ukraine on the global economy, energy and commodity supplies and raw materials is uncertain and negatively impact our business and operations.

The current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries around the world against Russia are creating substantial uncertainty in the global political and economic landscapes. While our operations are primarily within North America and we have no operations in Russia or Ukraine, and we do not have direct exposure to customers and vendors in Russia and Ukraine, we continue to monitor any adverse impact that such events may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in increased inflation, escalating energy and commodity prices and further constrained availability, and thus increasing costs, of our raw materials and freight. We are unable to fully predict the impact that current and future governmental actions and other events will have on the global economy, our industry or our business, financial condition, results of operations or cash flows. To the extent the conflict in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described in Part I, Item 1A of our 2021 Form 10-K, such as those relating to our supply chain, volatility in prices of raw materials, scrap and other inputs, cybersecurity, demand for our products and market conditions, any of which could negatively affect our business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

				Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of The AZEK Company Inc.	8-K	3.2	03/10/2022	001-39322

3.2	Amended and Restated Bylaws of The AZEK Company Inc.	8-K	3.3	03/10/2022	001-39322

4.1	Stockholders Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.1	08/14/2020	001-39322

4.2	Registration Rights Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.2	08/14/2020	001-39322

10.1	2021 Employee Stock Purchase Plan	8-K	10.1	03/10/2022	001-39322

10.2	Credit Agreement dated as of April 28, 2022, among CPG International LLC, the lenders party hereto and Bank of America, N.A, as administrative and collateral agent.	8-K	10.1	05/03/2022	001-39322

10.3	Term Loan Guarantee and Collateral Agreement, dated as of April 28, 2022, among CPG International LLC, each of CPG International LLC’s subsidiaries identified therein and Bank of America, N.A, as administrative and collateral agent	8-K	10.2	05/03/2022	001-39322

10.4	Intercreditor Agreement, dated as of April 28, 2022, among Deutsche Bank, as ABL Agent, Bank of America, N.A., as Term Loan Agent, CPG International LLC, The AZEK Company Inc., and each of CPG International LLC’s identified therein	8-K	10.3	05/03/2022	001-39322

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

The AZEK Company Inc.

Date: May 10, 2022	By:	/s/ Peter Clifford
Peter Clifford Senior Vice President and Chief Financial Officer (Principal Financial Officer)