Form 10-Q
period 2022-06-30
AZEK Co Inc.
filed 2022-08-05
CIK 1782754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 152,139,674 shares of Class A Common Stock, $0.001 par value per share, and 100 shares of Class B Common Stock, $0.001 par value per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The AZEK Company Inc.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

in thousands	June 30, 2022	September 30, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$159,621	$250,536
Trade receivables, net of allowances	101,513	77,316
Inventories	322,117	188,888
Prepaid expenses	20,522	14,212
Other current assets	2,727	1,446
Total current assets	606,500	532,398
Property, plant and equipment - net	495,961	391,012
Goodwill	987,440	951,390
Intangible assets - net	247,606	242,572
Other assets	83,041	70,462
Total assets	$2,420,548	$2,187,834
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$83,034	$69,474
Accrued rebates	44,491	44,339
Accrued interest	4,367	72
Current portion of long-term debt obligations	4,500	—
Accrued expenses and other liabilities	68,660	56,522
Total current liabilities	205,052	170,407
Deferred income taxes	67,892	46,371
Long-term debt—less current portion	586,033	464,715
Other non-current liabilities	93,601	79,177
Total liabilities	952,578	760,670
Commitments and contingencies (See Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at June 30, 2022 and September 30, 2021, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,153,226 shares issued at June 30, 2022 and 154,866,313 shares issued at September 30, 2021	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at June 30, 2022 and at September 30, 2021, respectively	—	—
Additional paid‑in capital	1,626,115	1,615,236
Accumulated deficit	(108,227)	(188,227)
Treasury stock, at cost, 3,013,575 shares at June 30, 2022 and 0 shares at September 30, 2021	(50,073)	—
Total stockholders' equity	1,467,970	1,427,164
Total liabilities and stockholders' equity	$2,420,548	$2,187,834

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2022	2021	2022	2021
Net sales	$394,991	$327,454	$1,050,954	$832,854
Cost of sales	268,604	220,617	713,498	555,190
Gross profit	126,387	106,837	337,456	277,664
Selling, general and administrative expenses	78,737	70,760	212,728	184,362
Other general expenses	—	1,443	—	2,592
Operating income	47,650	34,634	124,728	90,710

Other expenses:
Interest expense	10,618	4,054	18,776	16,428
Total other expenses	10,618	4,054	18,776	16,428

Income before income taxes	37,032	30,580	105,952	74,282
Income tax expense (benefit)	9,556	8,811	25,951	19,725
Net income	$27,476	$21,769	$80,001	$54,557

Net income per common share - basic	$0.18	$0.14	$0.52	$0.36
Net income per common share - diluted	0.18	0.14	0.51	0.35

Comprehensive income	$27,476	$21,769	$80,001	$54,557
Weighted-average common shares outstanding - basic and diluted
Basic	153,493,355	153,854,313	154,199,158	153,623,579
Diluted	153,891,090	157,022,043	155,631,884	156,658,640

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. dollars, except for share amounts)

(Unaudited)

	Common Stock				Treasury Stock		Additional		Total
	Class A		Class B				Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 31, 2022	155,108,627	$155	100	$—	—	$—	$1,628,581	$(135,702)	$1,493,034
Net income	—	—	—	—	—	—	—	27,476	27,476
Stock-based compensation	—	—	—	—	—	—	4,856	—	4,856
Exercise of stock options	46,608	—	—	—	—	—	1,072	—	1,072
Cancellation of restricted stock awards	(3,897)	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	1,888	—	—	—	—	—	—	—	—
Treasury stock purchases		—	—	—	3,013,575	(50,073)	(8,395)	—	(58,468)
Balance – June 30, 2022	155,153,226	$155	100	$—	3,013,575	$(50,073)	$1,626,114	$(108,226)	$1,467,970

Balance – September 30, 2021	154,866,313	$155	100	$—	—	$—	$1,615,236	$(188,227)	$1,427,164
Net income	—	—	—	—	—	—	—	80,001	80,001
Stock-based compensation	—	—	—	—	—	—	13,707	—	13,707
Exercise of vested stock options	260,649	—	—	—	—	—	5,995	—	5,995
Cancellation of restricted stock awards	(14,470)	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	40,734	—	—	—	—	—	(429)	—	(429)
Treasury stock purchases		—	—	—	3,013,575	(50,073)	(8,395)	—	(58,468)
Balance – June 30, 2022	155,153,226	$155	100	$—	3,013,575	$(50,073)	$1,626,114	$(108,226)	$1,467,970

	Common Stock				Treasury Stock		Additional		Total
	Class A		Class B				Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 31, 2021	154,739,238	$155	100	$—	—	$—	$1,599,882	$(248,589)	$1,351,448
Net income	—	—	—	—	—	—	—	21,769	21,769
Stock-based compensation	—	—	—	—	—	—	9,341	—	9,341
Exercise of stock options	89,915	—	—	—	—	—	1,661	—	1,661
Cancellation of restricted stock awards	—	—	—	—	—	—	—	—	—
Balance – June 30, 2021	154,829,153	$155	100	$—	—	$—	$1,610,884	$(226,820)	$1,384,219

Balance – September 30, 2020	154,637,240	$155	100	$—	—	$—	$1,587,208	$(283,475)	$1,303,888
Net income	—	—	—	—	—	—	—	54,557	54,557
Stock-based compensation	—	—	—	—	—	—	19,272	—	19,272
Exercise of vested stock options	213,908	—	—	—	—	—	4,614	—	4,614
Cancellation of restricted stock awards	(21,995)	—	—	—	—	—	—	—	—
IPO costs	—	—	—	—	—	—	(210)	—	(210)
Adoption of ASU 2016-02	—	—	—	—	—	—	—	2,098	2,098
Balance – June 30, 2021	154,829,153	$155	100	$—	—	$—	$1,610,884	$(226,820)	$1,384,219

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Operating activities:
Net income	$80,001	$54,557
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation	48,764	37,654
Amortization of intangibles	37,966	37,666
Non-cash interest expense	4,194	2,550
Non-cash lease expense	(218)	(17)
Deferred income tax (benefit) provision	21,520	17,385
Non-cash compensation expense	19,550	19,272
Loss (gain) on disposition of property	317	624
Changes in certain assets and liabilities:
Trade receivables	(20,399)	(19,287)
Inventories	(121,574)	(42,721)
Prepaid expenses and other currents assets	(7,732)	(1,324)
Accounts payable	4,512	6,911
Accrued expenses and interest	(3,733)	4,877
Other assets and liabilities	2,532	1,901
Net cash provided by (used in) operating activities	65,700	120,048
Investing activities:
Purchases of property, plant and equipment	(139,491)	(116,715)
Proceeds from disposition of fixed assets	617	38
Acquisitions, net of cash acquired	(86,935)	—
Net cash provided by (used in) investing activities	(225,809)	(116,677)
Financing activities:
Proceeds under revolving credit facility	40,000	—
Payments under revolving credit facility	(40,000)
Proceeds from 2022 Term Loan Agreement	595,500	—
Payment of debt issuance costs	(3,442)	(938)
Repayments of Term Loan Agreement	(467,654)	—
Repayments of finance lease obligations	(2,308)	(1,385)
Exercise of vested stock options	5,995	4,614
Payments of initial public offering related costs	—	(210)
Cash paid for shares withheld for taxes	(429)	—
Purchases of treasury stock	(58,468)	—
Net cash provided by (used in) financing activities	69,194	2,081
Net increase (decrease) in cash and cash equivalents	(90,915)	5,452
Cash and cash equivalents – Beginning of period	250,536	215,012
Cash and cash equivalents – End of period	$159,621	$220,464
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$10,269	$14,871
Cash paid for income taxes, net	5,608	2,458
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$24,321	$3,780
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	18,705	11,861

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

b. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates on a fiscal year ending September 30. The accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended June 30, 2022 and the cash flows for the nine months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Research and Development Costs

Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Condensed Consolidated Statements of Comprehensive Income. Total research and development expenses were $2.6 million and $1.9 million, respectively, for the three months ended June 30, 2022 and 2021, and $6.9 million and $5.5 million, respectively, for the nine months ended June 30, 2022 and 2021.

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

The Company also engages in customer rebates, which are recorded in “Net sales” in the Condensed Consolidated Statements of Comprehensive Income and in “Accrued rebates” and “Trade receivables” in the Condensed Consolidated Balance Sheets. The Company recorded accrued rebates of $44.5 million and $32.8 million as of June 30, 2022 and 2021, respectively, and contra trade receivables of $4.9 million and $3.4 million as of June 30, 2022 and 2021, respectively. The rebate activity was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$40,146	$27,791	$47,648	$32,679
Rebate expense	23,631	20,645	70,184	54,857
Rebate payments	(14,380)	(12,257)	(68,435)	(51,357)
Ending balance	$49,397	$36,179	$49,397	$36,179

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

On December 29, 2021, the Company acquired 100% of StruXure Outdoor, LLC, a Georgia limited liability company (“StruXure”), for a total purchase price of approximately $84.1 million, subject to customary post-closing working capital adjustments. StruXure is located in Dahlonega, Georgia and manufactures customizable outdoor pergolas and cabanas. The Company financed the acquisition with cash on hand.

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

The following table represents the preliminary allocation of assets acquired and liabilities assumed on the acquisition date for both acquisitions as of June 30, 2022 (in thousands):

(US dollars in thousands)	Total
Cash and cash equivalents	$1,410
Trade receivables	3,798
Inventories	11,655
Other current assets	60
Property and equipment	4,618
Intangible assets	43,000
ROU assets	2,881
Accounts payable	(3,110)
Accrued expenses	(9,171)
Current lease liabilities	(740)
Noncurrent lease liabilities	(2,106)
Total identifiable assets	52,295
Goodwill	36,050
Net assets acquired/total consideration	88,345
Less: cash acquired	(1,410)
Total consideration net of cash acquired	$86,935

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

4. INVENTORIES

Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out “FIFO”) basis. Inventories consisted of the following (in thousands):

in thousands	June 30, 2022	September 30, 2021
Raw materials	$82,548	$46,046
Work in process	38,925	27,278
Finished goods	200,644	115,564
Total inventories	$322,117	$188,888

5. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment – net consisted of the following (in thousands):

	June 30, 2022	September 30, 2021
Land and improvements	$3,222	$2,812
Buildings and improvements	101,181	73,227
Manufacturing equipment	515,381	405,611
Computer equipment	25,978	23,915
Furniture and fixtures	6,731	6,018
Vehicles	906	604
Total property and equipment	653,399	512,187
Construction in progress	137,698	129,886
	791,097	642,073
Accumulated depreciation	(295,136)	(251,061)
Total property and equipment – net	$495,961	$391,012

Depreciation expense was approximately $17.1 million and $13.3 million in the three months ended June 30, 2022 and 2021, respectively, and $48.8 million and $37.7 million in the nine months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022 and 2021, $1.6 million and $0.5 million of interest was capitalized, respectively, and during the nine months ended June 30, 2022 and 2021, $3.9 million and $1.4 million of interest was capitalized, respectively.

6. GOODWILL AND INTANGIBLE ASSETS—NET

Goodwill

Goodwill consisted of the following (in thousands):

	Residential	Commercial	Total
Goodwill as of September 30, 2021	$911,001	$40,389	$951,390
Acquisitions	36,050	—	36,050
Goodwill as of June 30, 2022	$947,051	$40,389	$987,440
Accumulated impairment losses as of September 30, 2021	—	32,200	32,200
Accumulated impairment losses as of June 30, 2022	$—	$32,200	$32,200

Intangible assets, net

The Company did not have any indefinite lived intangible assets other than goodwill as of June 30, 2022 and September 30, 2021. Finite-lived intangible assets consisted of the following (in thousands):

		June 30, 2022
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Proprietary knowledge	10 — 15	$299,300	$(231,025)	$68,275
Trademarks	5 — 20	229,340	(147,597)	81,743
Customer relationships	15 — 19	169,552	(74,367)	95,185
Patents	10	7,000	(4,709)	2,291
Other intangibles	3 — 15	4,076	(3,964)	112
Total intangible assets		$709,268	$(461,662)	$247,606

		September 30, 2021
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$289,300	$(216,283)	$73,017
Trademarks	5 — 20	223,840	(139,631)	84,209
Customer relationships	15 — 19	146,670	(64,412)	82,258
Patents	10	7,000	(4,105)	2,895
Other intangible assets	3 — 15	4,076	(3,883)	193
Total intangible assets		$670,886	$(428,314)	$242,572

Amortization expense was $12.5 million and $12.5 million in the three months ended June 30, 2022 and 2021, respectively and $38.0 million and $37.7 million in the nine months ended June 30, 2022 and 2021, respectively.  As of June 30, 2022, the remaining weighted-average amortization period for acquired intangible assets was 12.1 years.

7. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$1,172	$1,487	$1,109	$1,332
Provision	4	116	67	271
Bad debt write-offs	(1)	(540)	(1)	(540)
Ending balance	$1,175	$1,063	$1,175	$1,063

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	June 30, 2022	September 30, 2021
Employee related liabilities	$30,492	$32,996
Customer deposits	7,232	—
Lease liability - operating	5,481	3,906
Marketing	4,352	3,421
Warranty	3,170	2,992
Construction in progress	6,274	4,068
Professional fees	1,363	2,296
Freight	2,386	2,292
Lease liability - finance	1,597	71
Other	6,313	4,480
Total accrued expenses and other current liabilities	$68,660	$56,522

8. DEBT

Debt consisted of the following (in thousands):

	June 30, 2022	September 30, 2021
2022 Term Loan due April 28, 2029 — SOFR + 2.50% + 0.1% (4.09% at June 30, 2022)	$600,000	$—
Term Loan due May 5, 2024 — LIBOR + 2.50% (3.25% at September 30, 2021)	—	467,654
Revolving Credit Facility through March 31, 2026 - LIBOR + 1.25%	—	—
Total	600,000	467,654
Less unamortized deferred financing costs	(4,891)	(2,625)
Less unamortized original issue discount	(4,576)	(314)
Less current portion	(4,500)	—
Long-term debt—less current portion and unamortized deferred financing costs	$586,033	$464,715

Term Loan Agreements

The term loan agreement, as amended and restated from time to time (the “Term Loan Agreement”), was a first lien term loan originally entered into on September 30, 2013 by the Company’s wholly-owned subsidiary, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC), as the initial borrower with a syndicate of lenders party thereto. As of September 30, 2021, CPG International LLC had $467.7 million outstanding under the Term Loan Agreement and on April 28, 2022, the obligations under the Term Loan Agreement were paid off in full and the Term Loan Agreement was terminated.

As of June 30, 2022, and September 30, 2021, unamortized deferred financing fees related to the Term Loan Agreement were $0.0 million and $2.6 million, respectively.

 On April 28, 2022, the Company entered into a new $600.0 million first lien term loan credit agreement (the “2022 Term Loan Agreement”), the proceeds of which were applied, among other uses, to prepay the obligations of the Term Loan Agreement in full.  The 2022 Term Loan Agreement is a first lien term loan and will mature on April 28, 2029, subject to acceleration or prepayment. Commencing on December 31, 2022, the 2022 Term Loan Agreement will amortize in equal quarterly installments of 0.25% of the aggregate principal amount of the loans outstanding, subject to reduction for certain prepayments. The loans thereunder bear an interest rate equal to (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Prime Rate as in effect on such day and (c) the one-month Term SOFR rate plus 1.00% per annum, provided that in no event will the alternative base rate be less than 1.50% per annum, plus an applicable margin of 1.50% and (ii) in the case of SOFR borrowings, the Term SOFR rate for the applicable interest period, in each case, plus an applicable margin of 2.50%.

The obligations under the 2022 Term Loan Agreement are secured by a first priority security interest in the membership interests of CPG International LLC owned by the Company, the equity interests of CPG International LLC’s domestic subsidiaries, other than certain immaterial subsidiaries and other excluded subsidiaries, and all remaining assets not constituting Revolver Priority Collateral (as defined below and subject to certain exceptions) of the Company, CPG International LLC and the subsidiaries of CPG International LLC that are guarantors under the 2022 Term Loan Agreement (the “Term Loan Priority Collateral”), and a second priority security interest in the Revolver Priority Collateral. The obligations under the 2022 Term Loan Agreement are guaranteed by the Company and the wholly owned domestic subsidiaries of CPG International LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

Loans under the 2022 Term Loan Agreement may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than the Prepayment Premium, as defined in the 2022 Term Loan Agreement, if applicable), subject to certain customary conditions. The 2022 Term Loan Agreement also requires mandatory prepayments of loans under the 2022 Term Loan Agreement from the proceeds of certain debt issuances and certain asset dispositions (subject to certain reinvestment rights) and, commencing with the fiscal year ended September 30, 2023, a percentage of excess cash flow (subject to step-downs upon CPG International LLC achieving certain leverage ratios and other reductions in connection with other debt prepayments).

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

As of June 30, 2022, unamortized deferred financing fees related to the 2022 Term Loan Agreement were $4.9 million.

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

CPG International LLC had no outstanding borrowings under the Revolving Credit Facility as of June 30, 2022 and September 30, 2021, respectively. In addition, CPG International LLC had $2.8 million and $3.3 million of outstanding letters of credit held against the Revolving Credit Facility as of June 30, 2022 and September 30, 2021, respectively.  CPG International LLC had approximately $147.2 million available under the borrowing base for future borrowings as of June 30, 2022. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility at June 30, 2022 and September 30, 2021 were $1.0 million and $1.2 million, respectively.

  A “commitment fee” accrues on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points. The commitment fees were $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.4 million in the nine months ended June 30, 2022 and 2021, respectively.

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

 The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, CPG International LLC would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to CPG International LLC’s ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of June 30, 2022, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

Interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Interest Expense
2022 Term Loan Agreement	$4,365	$—	$4,365	$—
Term Loan Agreement	1,140	3,842	8,824	13,942
Revolving Credit Facility	276	156	693	473
Other	910	198	2,595	606
Amortization - Debt issue costs
2022 Term Loan Agreement	4,713	—	4,713	—
Term Loan Agreement	548	254	1,056	2,243
Revolving Credit Facility	66	65	196	429
2022 Term Loan OID	112	—	112	—
Term Loan OID	65	30	126	162
Capitalized interest	(1,577)	(491)	(3,904)	(1,427)
Interest expense	$10,618	$4,054	$18,776	$16,428

See Note 11 for the fair value of the Company’s debt as of June 30, 2022 and September 30, 2021.

9. PRODUCT WARRANTIES

The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved. The warranty reserve activity consisted of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$13,948	$12,065	$12,699	$10,913
Adjustments to reserve	2,341	1,720	4,618	4,270
Warranty claims payment	(801)	(843)	(1,829)	(2,269)
Accretion - purchase accounting valuation	—	—	—	28
Ending balance	15,488	12,942	15,488	12,942
Current portion of accrued warranty	(3,170)	(2,977)	(3,170)	(2,977)
Accrued warranty – less current portion	$12,318	$9,965	$12,318	$9,965

10. LEASES

As discussed in Note 1, on October 1, 2020, the Company adopted ASU No. 2016-02, Leases (Topic 842), and the related amendments (collectively "ASC 842"). The Company leases vehicles, machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. We sublease excess office real estate to a third-party tenant. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As of June 30, 2022 and September 30, 2021, amounts associated with leases are included in Other assets, Accrued expense and other liabilities and Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

Lease assets and lease liabilities as of June 30, 2022 and September 30, 2021 were as follows (in thousands):

Leases	Classification on Balance Sheet	June 30, 2022	September 30, 2021
Assets
ROU operating lease assets	Other assets	$21,138	$19,431
Finance lease assets	Other assets	60,310	49,084
Total lease assets		$81,448	$68,515

Liabilities
Current
Operating	Accrued expenses and other liabilities	$5,481	$3,906
Finance	Accrued expenses and other liabilities	1,597	71
Non-Current
Operating	Other non-current liabilities	18,444	18,585
Finance	Other non-current liabilities	62,702	50,590
Total lease liabilities		$88,224	$73,152

The components of lease expense for the three and nine months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease expense	$1,497	$1,056	$4,121	$2,839
Finance lease amortization of assets	877	316	2,390	841
Finance lease interest on lease liabilities	911	204	2,584	610
Short term	188	32	406	84
Sublease income	(71)	(119)	(277)	(308)
Total lease expense	$3,402	$1,489	$9,224	$4,066

The tables below present supplemental information related to leases as of June 30, 2022 and September 30, 2021:

Weighted-average remaining lease term (years)	June 30, 2022	September 30, 2021
Operating leases	6.8	7.8
Finance leases	28.8	32.2
Weighted-average discount rate
Operating leases	4.1%	4.3%
Finance leases	6.1%	6.5%

The following table summarizes the maturities of lease liabilities at June 30, 2022:

(in thousands)	Operating Leases	Finance Leases	Total
2022	$1,598	$1,307	$2,905
2023	6,236	5,282	11,518
2024	4,757	5,016	9,773
2025	3,640	4,833	8,473
2026	2,386	4,624	7,010
Thereafter	9,360	112,647	122,007
Total lease payments	27,977	133,709	161,686
Less: Interest	(4,052)	(69,410)	(73,462)
Present Value of lease liability	$23,925	$64,299	$88,224

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

The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	June 30, 2022		September 30, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2022 Term Loan due April 28, 2029	$600,000	$564,000	$—	$—
Term Loan due May 5, 2024	—	—	467,654	467,420

Financial instruments remeasure at fair value on a recurring basis – During the nine months ended June 30, 2022, the Company entered into an arrangement for a contingent payment to the former owner and employee of StruXure. The contingent payment is based on achievement of a minimum EBITDA amount and a multiple of EBITDA, for EBITDA exceeding a higher threshold for calendar year 2022. Based on the formula, the potential contingent payout can range from zero to $13.9 million. At the date of acquisition, the fair value was estimated to be $9.5 million. As of June 30, 2022, the fair value was increased to $11.7 million based on the actual EBITDA amount for StruXure. Compensation expense of $2.9 million and $5.8 million were recognized for the three and nine months ended June 30, 2022.  The remaining amount of the contingent payment will be recognized as compensation expense through December 31, 2022.

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

The segment data below includes data for Residential and Commercial for the three and nine months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net sales to customers
Residential	$343,064	$291,209	$914,555	$739,048
Commercial	51,927	36,245	136,399	93,806
Total	$394,991	$327,454	$1,050,954	$832,854
Adjusted EBITDA
Residential	$91,093	$82,525	$258,874	$222,999
Commercial	12,271	6,273	25,693	13,304
Total Adjusted EBITDA for reporting segments	$103,364	$88,798	$284,567	$236,303
Unallocated net expenses	(16,839)	(16,082)	(48,603)	(43,623)
Adjustments to Income before income tax provision
Depreciation and amortization	(29,606)	(25,771)	(86,730)	(75,321)
Stock-based compensation costs	(4,903)	(9,510)	(13,846)	(19,646)
Acquisition costs (1)	(3,228)	—	(8,861)	—
Initial public offering costs and secondary offering costs	-	(1,443)	—	(2,592)
Other costs (2)	(1,138)	(1,358)	(1,799)	(4,411)
Interest expense, net	(10,618)	(4,054)	(18,776)	(16,428)
Income before income tax provision	$37,032	$30,580	$105,952	$74,282

(1)

Acquisition costs reflect costs directly related to completed acquisitions of $3.2 million and $7.7 million in the three and nine months ended June 30, 2022, respectively, and inventory step-up adjustments related to recording inventory of acquired businesses at fair value on the date of acquisition of $1.2 million for the nine months ended June 30, 2022.

(2)

Other costs include costs for legal expense of $0.2 million and $0.8 million in the three months ended June 30, 2022 and 2021, respectively, costs related to reduction in workforce of $0.8 million in the three months ended June 30, 2022, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.4 million for the three months ended June 30, 2021, other costs of $0.1 million for the three months ended June 30, 2022, and the impact of retroactive adoption of ASC 842 of $0.2 million for the three months ended June 30, 2021. Other costs include costs for legal expense of $0.6 million and $1.8 million in the nine months ended June 30, 2022 and 2021, respectively, costs related to reduction in workforce of $0.8 million in the nine months ended June 30, 2022, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million and $2.1 million in the nine months ended June 30, 2022 and 2021, respectively, other costs of $0.3 million for the nine months ended June 30, 2022, and the impact of retroactive adoption of ASC 842 of $0.5 million for the nine months ended June 30, 2021.

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

Share Repurchase Program

On May 5, 2022, the Board of Directors authorized the Company to repurchase up to $400 million of the Company’s Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program allows the Company to repurchase its shares opportunistically from time to time. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, accelerated share repurchases or tender offers, some of which may be effected through Rule 10b5-1 plans, or a combination of the foregoing. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be discontinued at any time.

On May 11, 2022, the Company entered into a $50 million accelerated share repurchase agreement (the “ASR”) with JPMorgan Chase Bank, National Association (“JPMorgan”). JPMorgan delivered 2,422,774 initial shares to the Company on May 13, 2022, based on the closing price of the Company’s Class A common stock of $16.51 on May 11, 2022. JPMorgan terminated the ASR on June 14, 2022 and delivered 86,132 additional shares to the Company upon final settlement for no additional consideration. The average purchase price per share for shares purchased by the Company pursuant to the ASR was $19.93.

During the three months ended June 30, 2022, the Company also repurchased 504,669 shares of its Class A common stock on the open market at an average price of $16.76 per share, totaling an approximately $8.5 million reacquisition cost.

As of June 30, 2022, the Company had approximately $341.5 million available for repurchases under the Share Repurchase Program.

14. STOCK-BASED COMPENSATION

The Company grants stock-based awards to attract, retain and motivate key employees and directors.

The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 3,842,901 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.

Stock-based compensation expense for the three months ended June 30, 2022 and 2021 was $4.9 million and $9.5 million, respectively and for the nine months ended June 30, 2022 and 2021was $13.8 million and $19.6 million, respectively, recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income. Total income tax benefit for the three months ended June 30, 2022 and 2021 was $1.0 million and $1.2 million, respectively, and for the nine months ended June 30, 2022 and 2021 was $2.9 million and $2.0 million. As of June 30, 2022, the Company had not yet recognized compensation cost on unvested stock-based awards of $31.4 million, with a weighted average remaining recognition period of 2.1 years.

The Company uses the Black Scholes pricing model to estimate the fair value of its service-based awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within ten years of the grant date.

The following table sets forth the significant assumptions used for the calculation of stock-based compensation expense for the nine months ended June 30, 2022 and 2021:

	November 19, 2021 Grant Date	December 4, 2020 Grant Date
Risk-free interest rate	1.34%	0.56%
Expected volatility	40.00%	35.00%
Expected term (in years)	6.00	6.00
Expected dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the performance-based stock option activity for the nine months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2021	1,556,489	$23.00
Granted	—	—
Exercised	(123,008)	23.00
Cancelled/Forfeited	(5,436)	23.00
Outstanding at June 30, 2022	1,428,045	23.00	7.9	—
Vested and exercisable at June 30, 2022	1,428,045	$23.00	7.9	—

The following table summarizes the service-based stock option activity for the nine months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2021	3,434,221	$23.82
Granted	333,234	42.23
Exercised	(137,641)	23.00
Cancelled/Forfeited	(48,150)	24.49
Outstanding at June 30, 2022	3,581,664	25.55	8.1	—
Vested and exercisable at June 30, 2022	2,050,502	$23.20	7.9	—

Restricted Stock Awards

A summary of the service-based restricted stock awards activity during the nine months ended June 30, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2021	717,580	$23.00
Granted	—	—
Vested	(326,084)	23.00
Forfeited	(14,470)	23.00
Outstanding and unvested at June 30, 2022	377,026	$23.00

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

A summary of the performance-based restricted stock unit awards activity for the nine months ended June 30, 2022 presented at target was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2021	111,804	$35.00
Granted	122,865	40.00
Vested	—	—
Forfeited	(9,578)	35.47
Outstanding and unvested at June 30, 2022	225,091	$37.73

Restricted Stock Units

A summary of the service-based restricted stock unit awards activity for the nine months ended June 30, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2021	366,852	$30.42
Granted	245,077	36.66
Vested	(53,868)	36.60
Forfeited	(35,856)	31.33
Outstanding and unvested at June 30, 2022	522,205	$32.75

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$27,476	$21,769	$80,001	$54,557
Net income attributable to common stockholders - basic and diluted	$27,476	$21,769	$80,001	$54,557
Denominator:
Weighted-average shares of common stock
Basic	153,493,355	153,854,313	154,199,158	153,623,579
Diluted	153,891,090	157,022,043	155,631,884	156,658,640
Net income per share attributable to common stockholders:
Net income per common share - basic	$0.18	$0.14	$0.52	$0.36
Net income per common share - diluted	$0.18	$0.14	$0.51	$0.35

The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income per share because the effect was anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Stock Options	5,014,206	—	446,175	83,412
Restricted Stock Units	422,466	5,207	243,480	5,160

16. INCOME TAXES

The Company calculates the interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting, specifically ASC-740-270-25-2. For interim periods, the Company estimates the annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rates for the three months ended June 30, 2022 and 2021 were 25.8% and 28.8%, respectively, and for the nine months ended June 30, 2022 and 2021 were 24.5% and 26.6%. The decrease in the effective income tax rate for the three and nine months ended June 30, 2022, as compared to the three and nine months ended June 30, 2021, is primarily driven by the impact of forecasted permanent items related to employee compensation on the Company’s year to date earnings.

17. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the year ended September 30, 2019, the Company was made aware of a worker’s compensation case that became reasonably possible to give rise to a liability. The case is in discovery and the nature and extent of the Company’s exposure is currently being determined. The Company expects a range of loss of $0.4 million to $0.5 million.

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

18. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

The AZEK Company Inc. (parent company only)

Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	June 30, 2022	September 30, 2021
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,467,970	$1,427,164
Total non-current assets	1,467,970	1,427,164
Total assets	$1,467,970	$1,427,164
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at June 30, 2022 and September 30, 2021, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,153,226 shares issued at June 30, 2022 and 154,866,313 shares issued at September 30, 2021	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at June 30, 2022 and at September 30, 2021, respectively	—	—
Additional paid-in capital	1,626,115	1,615,236
Accumulated deficit	(108,227)	(188,227)
Treasury stock, at cost, 3,013,575 shares at June 30, 2022 and 0 shares at September 30, 2021	(50,073)	—
Total stockholders’ equity	1,467,970	1,427,164
Total liabilities and stockholders’ equity	$1,467,970	$1,427,164

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income of subsidiaries	$27,476	$21,769	$80,001	$54,557
Net income of subsidiaries	$27,476	$21,769	$80,001	$54,557
Comprehensive income	$27,476	$21,769	$80,001	$54,557

The AZEK Company Inc. did not have any cash as of June 30, 2022 or September 30, 2021, accordingly a Condensed Statement of Cash Flows has not been presented.

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

Dividends from Subsidiaries

There were $50.0 million and $0.0 million cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during the three and nine months ended June 30, 2022 and three and nine months ended June 30, 2021, respectively. The $50.0 million cash dividends were used to fund the ASR with JPMorgan during the three months ended June 30, 2022.

Restricted Payments

CPG International LLC is party to the Revolving Credit Facility and the 2022 Term Loan Agreement. The obligations under the Revolving Credit Facility and 2022 Term Loan Agreement are secured by substantially all of the present and future assets of the borrowers and guarantors, including equity interests of their domestic subsidiaries, subject to certain exceptions.

The obligations under the Revolving Credit Facility and 2022 Term Loan Agreement are guaranteed by the Company and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. CPG International LLC is not permitted to make certain payments unless those payments are consistent with exceptions outlined in the agreements. These payments include repurchase of equity interests, fees associated with a public offering, income taxes due in other applicable payments. Further, the payments are only permitted if certain conditions are met related to availability and fixed charge coverage as defined in the Revolving Credit Facility and described in Note 8 “Debt” to these Condensed Consolidated Financial Statements.

19. SUBSEQUENT EVENTS

On August 1, 2022, CPG International LLC (“Buyer”), a Delaware limited liability company and wholly-owned subsidiary of the Company, acquired all of the membership interests of INTEX Millwork Solutions, LLC (“Target”), a New Jersey limited liability company, pursuant to an Equity Purchase Agreement dated as of June 10, 2022 (the “Purchase Agreement”) by and among, Buyer, JFU III #1, LLC, JU #1, LLC and Joseph F. Umosella, III. The acquisition was funded with cash on hand. The Purchase Agreement contains customary representations, warranties and covenants of the parties. As a result of the closing of the transactions contemplated by the Purchase Agreement, Target became an indirect, wholly-owned subsidiary of the Company.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations, cash flows, expansion plans, capital investments, capacity targets and other strategic initiatives, are forward-looking statements. In some cases, forward looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” or the negative of these terms and similar expressions intended to identify forward-looking statements. In particular, statements about potential new products and product innovation, statements regarding the potential impact of the COVID-19 pandemic or geopolitical conflicts, such as the conflict between Russia and Ukraine, statements about the markets in which we operate and the economy more generally, including inflation rates, growth of our various markets and growth in the use of engineered products as well as our ability to share in such growth, statements about our ability to source our raw materials in line with our expectations, future pricing for our products or our raw materials and our ability to successfully manage market and interest rate risks and control or reduce costs, statements with respect to our ability to meet future goals and targets, including our environmental, social and governance targets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in the Quarterly Report on Form 10-Q are forward-looking statements. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our 2021 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

Conflict in Ukraine

The current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries around the world against Russia continue to create substantial uncertainty in the global political and economic landscapes. While our operations are primarily within North America and we have no operations in Russia or Ukraine, and we do not have direct exposure to customers and vendors in Russia and Ukraine, we are actively monitoring the broader economic impact of the crisis, especially the potential impact of any further disruptions to global supply chains generally and our supply chain in particular, rising commodity and fuel prices, and, in turn, prices of our raw materials, and the impact of an extended economic downturn on our direct and indirect customers. In addition, the U.S. government has reported that U.S. sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks against U.S. companies. These increased threats could pose risks to the security of our information technology systems, as well as the confidentiality, availability and integrity of our or our customers’ data. As the conflict in Ukraine continues, it may also have the effect of heightening many of the other risks described in “Risk Factors” in our 2021 Form 10-K. We are unable to fully predict the impact that current and future governmental actions will have on the global economy, our industry or our business, financial condition, results of operations or cash flows.

Economic Environment

We expect the macroeconomic environment, including increased inflation and rising interest rates, will continue to be a critical factor affecting the overall business climate as well as our business. While our performance has remained strong and demonstrates the desirability of our products, we have seen some signs of demand moderation following very strong growth in comparative periods. Improvement in our service levels and lower lead times are also expected to contribute to a recalibration of channel inventory and we are working with our dealer and distributor partners to reduce their inventory levels. We believe this will better position us and our channel partners to drive continued expansion of our market position in fiscal year 2023. Looking ahead, we will continue proactively adjusting our operating plans, capital expenditures and expenses as necessary and appropriate and to execute on our long-term strategy. See also Part I, Item 2 “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q and Part 1, Item 1A “Risk Factors” of our 2021 Form 10-K.

Recent Acquisitions

On August 1, 2022, we acquired INTEX Millwork Solutions, LLC, a New Jersey LLC, or INTEX, for a total purchase price of approximately $15 million, subject to customary post-closing working capital adjustments. INTEX is located in Mays Landing, New Jersey and manufactures high-quality railing solutions, column wraps, and pergolas. We financed the acquisition with cash on hand.

On December 29, 2021, we acquired StruXure Outdoor, LLC, a Georgia limited liability company, or StruXure, for a total purchase price of approximately $84.1 million, subject to customary post-closing working capital adjustments. StruXure is located in Dahlonega, Georgia and manufactures customizable outdoor pergolas and cabanas. We financed the acquisition with cash on hand.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table summarizes certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
(U.S. dollars in thousands)	2022	2021	$ Variance	% Variance
Net sales	$394,991	$327,454	$67,537	20.6%
Cost of sales	268,604	220,617	47,987	21.8%
Gross profit	126,387	106,837	19,550	18.3%
Selling, general and administrative expenses	78,737	70,760	7,977	11.3%
Other general expenses	—	1,443	(1,443)	-100.0%
Operating income	47,650	34,634	13,016	37.6%
Interest expense, net	10,618	4,054	6,564	161.9%
Income tax expense (benefit)	9,556	8,811	745	8.5%
Net income	$27,476	$21,769	$5,707	26.2%

Net Sales

Net sales for the three months ended June 30, 2022 increased by $67.5 million, or 20.6%, to $395.0 million from $327.5 million for the three months ended June 30, 2021. The increase was attributable to higher sales growth in both our Residential and Commercial segments. Net sales for the three months ended June 30, 2022 increased for our Residential segment by 17.8% and our Commercial segment by 43.3%, in each case as compared to the prior year period.

Cost of Sales

Cost of sales for the three months ended June 30, 2022 increased by $48.0 million, or 21.8%, to $268.6 million from $220.6 million for the three months ended June 30, 2021 primarily due to increased costs on higher sales volumes and higher costs of raw materials.

Gross Profit

Gross profit for the three months ended June 30, 2022 increased by $19.6 million, or 18.3%, to $126.4 million from $106.8 million for the three months ended June 30, 2021. The increase in gross profit was primarily driven by the strong sales results in the Residential and Commercial segments, including positive pricing, partially offset by higher costs. Gross profit as a percent of net sales decreased to 32.0% for the three months ended June 30, 2022 compared to 32.6% for the three months ended June 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $8.0 million, or 11.3%, to $78.7 million, or 19.9% of net sales, for the three months ended June 30, 2022 from $70.8 million, or 21.6% of net sales, for the three months ended June 30, 2021. The increase was primarily attributable to higher marketing expenses and employee related expenses, partially offset by lower stock-based compensation expense.

Interest Expense, net

Interest expense, net, increased by $6.6 million, or 161.9%, to $10.6 million for the three months ended June 30, 2022 from $4.1 million for the three months ended June 30, 2021. Interest expense, net increased due to refinancing fees related to our 2022 Term Loan Agreement, higher principle balance outstanding and interest rate, partially offset by higher capitalized interest during the three months ended June 30, 2022, when compared to the three months ended June 30, 2021.

Income Tax Expense (Benefit)

Income tax expense increased by $0.7 million to $9.6 million for the three months ended June 30, 2022 compared to $8.8 million for the three months ended June 30, 2021. The increase in our income tax expense was primarily driven by the increase in our pre-tax operating earnings.

Net Income

Net income increased by $5.7 million to $27.5 million for the three months ended June 30, 2022 compared to $21.8 million for the three months ended June 30, 2021, due to the factors described above.

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

The following table summarizes certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the nine months ended June 30, 2022 and 2021.

	Nine Months Ended June 30,
(U.S. dollars in thousands)	2022	2021	$ Variance	% Variance
Net sales	$1,050,954	$832,854	$218,100	26.2%
Cost of sales	713,498	555,190	158,308	28.5%
Gross profit	337,456	277,664	59,792	21.5%
Selling, general and administrative expenses	212,728	184,362	28,366	15.4%
Other general expenses	—	2,592	(2,592)	-100.0%
Operating income	124,728	90,710	34,018	37.5%
Interest expense, net	18,776	16,428	2,348	14.3%
Income tax expense (benefit)	25,951	19,725	6,226	31.6%
Net income	$80,001	$54,557	$25,444	46.6%

Net Sales

Net sales for the nine months ended June 30, 2022 increased by $218.1 million, or 26.2%, to $1,051.0 million from $832.9 million for the nine months ended June 30, 2021. The increase was attributable to higher sales growth in our Residential segment, including as a result of sales from recent acquisitions, as well as sales growth in our Commercial segment. Net sales for the nine months ended June 30, 2022 increased for our Residential segment by 23.7% and our Commercial segment by 45.4%, in each case as compared to the prior year period.

Cost of Sales

Cost of sales for the nine months ended June 30, 2022 increased by $158.3 million, or 28.5%, to $713.5 million from $555.2 million for the nine months ended June 30, 2021 primarily due to increased costs on higher sales volumes and higher costs of raw materials and manufacturing.

Gross Profit

Gross profit for the nine months ended June 30, 2022 increased by $59.8 million, or 21.5%, to $337.5 million from $277.7 million for the nine months ended June 30, 2021. The increase in gross profit was primarily driven by the strong sales results in the Residential and Commercial segments, including positive pricing, partially offset by higher costs. Gross profit as a percent of net sales decreased to 32.1% for the nine months ended June 30, 2022 compared to 33.3% for the nine months ended June 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $28.4 million, or 15.4%, to $212.7 million, or 20.2% of net sales, for the nine months ended June 30, 2022 from $184.4 million, or 22.1% of net sales, for the nine months ended June 30, 2021. The increase was primarily attributable to higher employee related expenses and marketing expenses, partially offset by lower stock-based compensation expense.

Interest Expense, net

Interest expense, net, increased by $2.3 million, or 14.3%, to $18.8 million for the nine months ended June 30, 2022 from $16.4 million for the nine months ended June 30, 2021. Interest expense, net increased due to refinancing fees related to our 2022 Term Loan Agreement and higher finance lease interest, partially offset by a lower interest rate on our Term Loan Agreement and higher capitalized interest, partially offset by higher finance lease interest during the nine months ended June 30, 2022, when compared to the nine months ended June 30, 2021, as well as refinancing costs incurred during the nine months ended June 30, 2021.

Income Tax Expense (Benefit)

Income tax expense increased by $6.2 million to $26.0 million for the nine months ended June 30, 2022 compared to $19.7 million for the nine months ended June 30, 2021. The increase in our income tax expense was primarily driven by the increase in our pre-tax operating earnings.

Net Income

Net income increased by $25.4 million to $80.0 million for the nine months ended June 30, 2022 compared to $54.6 million for the nine months ended June 30, 2021, due to the factors described above.

Segment Results of Operations

We report our results in two segments: Residential and Commercial. The key segment measures used by our chief operating decision maker in deciding how to evaluate performance and allocate resources to each of the segments are Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin. Depending on certain circumstances, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin may be calculated differently, from time to time, than our Adjusted EBITDA and Adjusted EBITDA Margin, which are further discussed under the heading “Non-GAAP Financial Measures.” Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin represent measures of segment profit reported to our chief operating decision maker for the purpose of making decisions about allocating resources to a segment and assessing its performance and are determined as disclosed in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q consistent with the requirements of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC 280, Segment Reporting. We define Segment Adjusted EBITDA as a segment’s net income (loss) before income tax (benefit) expense and by adding to or subtracting therefrom interest expense, net, depreciation and amortization, share-based compensation costs, asset impairment and inventory revaluation costs, business transformation costs, capital structure transaction costs, acquisition costs, initial public offering costs and certain other costs. Segment Adjusted EBITDA Margin is equal to a segment’s Segment Adjusted EBITDA divided by such segment’s net sales. Corporate expenses, which include selling, general and administrative costs related to our corporate offices, including payroll and other professional fees, are not included in computing Segment Adjusted EBITDA. Such corporate expenses increased by $0.7 million to $16.8 million for the three months ended June 30, 2022, from $16.1 million for the three months ended June 30, 2021, and increased by $5.0 million to $48.6 million for the nine months ended June 30, 2022, from $43.6 million for the nine months ended June 30, 2021.

Residential

The following table summarizes certain financial information relating to the Residential segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and nine months ended June 30, 2022 and 2021.

	Three Months Ended June 30,				Nine Months Ended June 30,
(U.S. dollars in thousands)	2022	2021	$ Variance	% Variance	2022	2021	$ Variance	% Variance
Net sales	$343,064	$291,209	$51,855	17.8%	$914,555	$739,048	$175,507	23.7%
Segment Adjusted EBITDA	91,093	82,525	8,568	10.4%	258,874	222,999	35,875	16.1%
Segment Adjusted EBITDA Margin	26.6%	28.3%	N/A	N/A	28.3%	30.2%	N/A	N/A

Net Sales

Net sales for the three months ended June 30, 2022 increased by $51.9 million, or 17.8%, to $343.1 million from $291.2 million for the three months ended June 30, 2021. The increase was attributable to higher net sales related to our Deck, Rail & Accessories and Exteriors businesses, along with a $23.7 million increase related to the acquisition of StruXure.

Net sales for the nine months ended June 30, 2022 increased by $175.5 million, or 23.7%, to $914.6 million from $739.0 million for the nine months ended June 30, 2021. The increase was primarily attributable to higher net sales related to our Deck, Rail & Accessories and Exteriors businesses, along with a $39.7 million increase related to the acquisition of StruXure.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2022 increased by $8.6 million, or 10.4%, to $91.1 million from $82.5 million for the three months ended June 30, 2021. The increase was mainly driven by higher sales, partially offset by higher raw material costs, selling and marketing expenses and manufacturing costs.

Segment Adjusted EBITDA for the nine months ended June 30, 2022 increased by $35.9 million, or 16.1%, to $258.9 million from $223.0 million for the nine months ended June 30, 2021. The increase was mainly driven by higher sales, partially offset by higher raw material costs, selling and marketing expenses and manufacturing costs.

Commercial

The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and nine months ended June 30, 2022 and 2021.

	Three Months Ended June 30,				Nine Months Ended June 30,
(U.S. dollars in thousands)	2022	2021	$ Variance	% Variance	2022	2021	$ Variance	% Variance
Net sales	$51,927	$36,245	$15,682	43.3%	$136,399	$93,806	$42,593	45.4%
Segment Adjusted EBITDA	12,271	6,273	5,998	95.6%	25,693	13,304	12,389	93.1%
Segment Adjusted EBITDA Margin	23.6%	17.3%	N/A	N/A	18.8%	14.2%	N/A	N/A

Net Sales

Net sales for the three months ended June 30, 2022 increased by $15.7 million, or 43.3%, to $51.9 million from $36.2 million for the three months ended June 30, 2021. The increase was primarily attributable to higher net sales in our Vycom and Scranton Products businesses.

Net sales for the nine months ended June 30, 2022 increased by $42.6 million, or 45.4%, to $136.4 million from $93.8 million for the nine months ended June 30, 2021. The increase was primarily attributable to higher net sales in our Vycom and Scranton Products businesses.

Segment Adjusted EBITDA

Segment Adjusted EBITDA of the Commercial segment was $12.3 million for the three months ended June 30, 2022, compared to $6.3 million for the three months ended June 30, 2021. The increase was primarily driven by higher sales in the Vycom business and net manufacturing productivity.

Segment Adjusted EBITDA of the Commercial segment was $25.7 million for the nine months ended June 30, 2022, compared to $13.3 million for the nine months ended June 30, 2021. The increase was primarily driven by higher sales in the Vycom business and net manufacturing productivity.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands, except per share amounts)	2022	2021	2022	2021
Adjusted Gross Profit	$147,554	$124,117	$398,398	$327,555
Adjusted Gross Profit Margin	37.4%	37.9%	37.9%	39.3%
Adjusted Net Income	$45,241	$40,631	$124,781	$103,140
Adjusted Diluted EPS	$0.29	$0.26	$0.80	$0.66
Adjusted EBITDA	$86,524	$72,716	$235,964	$192,680
Adjusted EBITDA Margin	21.9%	22.2%	22.5%	23.1%

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

The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands)	2022	2021	2022	2021
Gross Profit	$126,387	$106,837	$337,456	$277,664
Depreciation and amortization (1)	20,843	17,280	59,410	49,891
Acquisitions costs (2)	—	—	1,208	—
Other costs (3)	324	—	324	—
Adjusted Gross Profit	$147,554	$124,117	$398,398	$327,555

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Gross Margin	32.0%	32.6%	32.1%	33.3%
Depreciation and amortization	5.3%	5.3%	5.7%	6.0%
Acquisitions costs	0.0%	0.0%	0.1%	0.0%
Other costs	0.1%	0.0%	0.0%	0.0%
Adjusted Gross Profit Margin	37.4%	37.9%	37.9%	39.3%

(1)

Depreciation and amortization for the three months ended June 30, 2022 and 2021 consists of $15.6 million and $11.8 million, respectively, of depreciation and $5.2 million and $5.5 million, respectively, of amortization of intangible assets relating to our manufacturing process. Depreciation and amortization for the nine months ended June 30, 2022 and 2021 consists of $44.0 million and $33.4 million, respectively, of depreciation and $15.4 million and $16.5 million, respectively, of amortization of intangible assets relating to our manufacturing process.

(2)	Acquisition costs reflect inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition.
(3)	Other costs include costs related to a reduction in workforce of $0.3 million in the three and nine months ended June 30, 2022.

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands, except per share amounts)	2022	2021	2022	2021
Net income	$27,476	$21,769	$80,001	$54,557
Amortization	12,522	12,483	37,966	37,666
Stock-based compensation (1)	1,460	8,167	5,224	16,940
Acquisition costs (2)	3,227	—	8,861	—
Capital structure transaction costs (3)	5,112	—	5,112	—
Initial public offering and secondary offering costs	—	1,443	—	2,592
Other costs (4)	1,138	1,358	1,799	4,411
Tax impact of adjustments (5)	(5,694)	(4,589)	(14,182)	(13,026)
Adjusted Net Income	$45,241	$40,631	$124,781	$103,140

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income	$0.18	$0.14	$0.51	$0.35
Amortization	0.08	0.08	0.24	0.24
Stock-based compensation	0.01	0.05	0.04	0.11
Acquisition costs	0.02	—	0.06	—
Capital structure transaction costs	0.03	—	0.03	—
Initial public offering and secondary offering costs	—	0.01	—	0.02
Other costs	0.01	0.01	0.01	0.03
Tax impact of adjustments	(0.04)	(0.03)	(0.09)	(0.09)
Adjusted Diluted EPS (6)	$0.29	$0.26	$0.80	$0.66

(1)

Stock-based compensation costs reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.

(2)

Acquisition costs reflect costs directly related to completed acquisitions of $3.2 million and $7.7 million in the three and nine months ended June 30, 2022, respectively, and inventory step-up adjustments related to recording inventory of acquired businesses at fair value on the date of acquisition of $1.2 million for the nine months ended June 30, 2022.

(3)	Capital structure transaction costs include third party costs related to the 2022 Term Loan Agreement.
(4)

Other costs include costs for legal expense of $0.2 million and $0.8 million in the three months ended June 30, 2022 and 2021, respectively, costs related to a reduction in workforce of $0.8 million in the three months ended June 30, 2022, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.4 million for the three months ended June 30, 2021, other costs of $0.1 million for the three months ended June 30, 2022, and the impact of retroactive adoption of ASC 842 of $0.2 million for the three months ended June 30, 2021. Other costs include costs for legal expense of $0.6 million and $1.8 million in the nine months ended June 30, 2022 and 2021, respectively, costs related to a reduction in workforce of $0.8 million in the nine months ended June 30, 2022, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million and $2.1 million in the nine months ended June 30, 2022 and 2021, respectively, other costs of $0.3 million for the nine months ended June 30, 2022, and the impact of retroactive adoption of ASC 842 of $0.5 million for the nine months ended June 30, 2021.

(5)	Tax impact of adjustments are based on applying a combined U.S. federal and state statutory tax rate of 24.5% for both the three and nine months ended June 30, 2022 and 2021.
(6)

Weighted average common shares outstanding used in computing diluted net income per common share of 153,891,090 and 157,022,043 for the three months ended June 30, 2022 and 2021, respectively, and 155,631,884 and 156,658,640 for the nine months ended June 30, 2022 and 2021, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands)	2022	2021	2022	2021
Net income	$27,476	$21,769	$80,001	$54,557
Interest expense	10,618	4,054	18,776	16,428
Depreciation and amortization	29,606	25,771	86,730	75,321
Income tax expense (benefit)	9,556	8,811	25,951	19,725
Stock-based compensation	4,903	9,510	13,846	19,646
Acquisition costs (1)	3,227	—	8,861	—
Initial public offering and secondary offering costs	—	1,443	—	2,592
Other costs (2)	1,138	1,358	1,799	4,411
Total adjustments	59,048	50,947	155,963	138,123
Adjusted EBITDA	$86,524	$72,716	$235,964	$192,680

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income	7.0%	6.6%	7.6%	6.6%
Interest expense	2.7%	1.3%	1.8%	2.0%
Depreciation and amortization	7.5%	7.9%	8.3%	9.0%
Income tax expense (benefit)	2.4%	2.7%	2.5%	2.4%
Stock-based compensation	1.2%	2.9%	1.3%	2.4%
Acquisition costs	0.8%	0.0%	0.8%	0.0%
Initial public offering costs	0.0%	0.4%	0.0%	0.3%
Other costs	0.3%	0.4%	0.2%	0.4%
Total adjustments	14.9%	15.6%	14.9%	16.5%
Adjusted EBITDA Margin	21.9%	22.2%	22.5%	23.1%

(1)

Acquisition costs reflect costs directly related to completed acquisitions of $3.2 million and $7.7 million in the three and nine months ended June 30, 2022, respectively, and inventory step-up adjustments related to recording inventory of acquired businesses at fair value on the date of acquisition of $1.2 million for the nine months ended June 30, 2022.

(2)

Other costs include costs for legal expense of $0.2 million and $0.8 million in the three months ended June 30, 2022 and 2021, respectively, costs related to a reduction in workforce of $0.8 million in the three months ended June 30, 2022, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.4 million for the three months ended June 30, 2021, other costs of $0.1 million for the three months ended June 30, 2022, and the impact of retroactive adoption of ASC 842 of $0.2 million for the three months ended June 30, 2021. Other costs include costs for legal expense of $0.6 million and $1.8 million in the nine months ended June 30, 2022 and 2021, respectively, costs related to a reduction in workforce of $0.8 million in the nine months ended June 30, 2022, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million and $2.1 million in the nine months ended June 30, 2022 and 2021, respectively, other costs of $0.3 million for the nine months ended June 30, 2022, and the impact of retroactive adoption of ASC 842 of $0.5 million for the nine months ended June 30, 2021.

Liquidity and Capital Resources

Liquidity Outlook

Our primary cash needs are to fund working capital, capital expenditures, debt service and any acquisitions we may undertake. As of June 30, 2022, we had cash and cash equivalents of $159.6 million and total indebtedness of $600.0 million. CPG International LLC, our direct, wholly owned subsidiary, had approximately $147.2 million available under the borrowing base for future borrowings as of June 30, 2022. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

CPG International LLC is party to the Revolving Credit Facility and the 2022 Term Loan Agreement, or, together, the Senior Secured Credit Facilities. The obligations under the Senior Secured Credit Facilities are secured by specified assets. The obligations under the Senior Secured Credit Facilities are guaranteed by the Company and the wholly owned domestic subsidiaries of CPG International LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

The Senior Secured Credit Facilities contain covenants restricting payments of dividends by CPG International LLC unless certain conditions, as provided in the Senior Secured Credit Facilities, are met. The covenants under our Senior Secured Credit Facilities provide for certain exceptions for specific types of payments. However, other than restricted payments under the specified exceptions, the covenants under our 2022 Term Loan Agreement generally prohibit the payment of dividends unless the Total Net Leverage Ratio (as defined in the 2022 Term Loan Agreement) of CPG International LLC, on a pro forma basis, is no greater than 4.25:1.00 and no event of default has occurred and is occurring.

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

On September 30, 2013, our subsidiary, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC, a limited liability company formed to effect the acquisition of CPG International LLC), and the lenders party thereto entered into the Revolving Credit Facility. On March 9, 2017, the Revolving Credit Facility was amended and restated to provide for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a specified percentage of eligible accounts receivable and inventory, less reserves that may be established by the Revolver Administrative Agent in the exercise of its reasonable credit judgment. As of June 30, 2022 and September 30, 2021, CPG International LLC had no outstanding borrowings under the Revolving Credit Facility, respectively and had $2.8 million and $3.3 million of outstanding letters of credit held against the Revolving Credit Facility, respectively. As of June 30, 2022 and September 30, 2021, CPG International LLC had approximately $147.2 million and $146.7 million, available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $159.6 million and $250.5 million, respectively. Because our borrowing capacity under the Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, the amount available under the borrowing base may not reflect actual borrowing capacity under the Revolving Credit Facility.

Cash Uses

Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, share repurchases, and, if market conditions warrant, making selected acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.

The table below details the total operating, investing and financing activity cash flows for the nine months ended June 30, 2022 and 2021.

Cash Flows

	Nine Months Ended June 30,
(U.S. dollars in thousands)	2022	2021	$ Variance	% Variance
Net cash provided by (used in) operating activities	$65,700	$120,048	$(54,348)	(45.3)%
Net cash provided by (used in) investing activities	(225,809)	(116,677)	(109,132)	93.5%
Net cash provided by (used in) financing activities	69,194	2,081	67,113	3225.0%
Net increase (decrease) in cash	$(90,915)	$5,452	$(96,367)	(1767.6)%

Operating Activities

Net cash provided by (used in) operating activities was $65.7 million and $120.0 million for the nine months ended June 30, 2022 and 2021, respectively. The $54.3 million decrease in cash provided by operating activities is primarily related to higher trade receivable and inventory levels compared to June 30, 2021. Higher inventory levels are primarily a result of higher raw material and finished goods, higher production for anticipated seasonal demand and the contribution from acquisitions.

Investing Activities

Net cash provided by (used) in investing activities was $(225.8) million and $(116.7) million for the nine months ended June 30, 2022 and 2021, respectively. Net cash provided by (used in) investing activities for the nine months ended June 30, 2022 primarily consisted of $86.9 million for acquisitions and $139.5 million for purchases of property, plant and equipment to support our expansion of capacity in our manufacturing facilities, as compared to the nine months ended June 30, 2021, which primarily consisted of purchases of property, plant and equipment in the normal course of business.

Financing Activities

          Net cash provided by (used in) financing activities was $69.2 million and $2.1 million for the nine months ended June 30, 2022 and 2021, respectively. Net cash provided by (used in) financing activities for nine months ended June 30, 2022 primarily consisted of cash received from the 2022 Term Loan Agreement of $595.5 million offset by debt issuance costs of $3.4 million, repayments for the Term Loan Agreement of $467.7 million, and treasury stock repurchase of $58.5 million, as compared to the nine months ended June 30, 2021, which primarily consisted of cash received from the exercise of stock options partially offset by repayment of finance lease obligations.

Share Repurchase Program

On May 5, 2022, the Board of Directors authorized us to repurchase up to $400 million of our Class A common stock. The program allows us to repurchase our shares opportunistically from time to time. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, accelerated share repurchases or tender offers, some of which may be effected through Rule 10b5-1 plans, or a combination of the foregoing. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be discontinued at any time.

On May 11, 2022, we entered into a $50 million accelerated share repurchase agreement, or the ASR, with JPMorgan Chase Bank, National Association, or JPMorgan. JPMorgan delivered 2,422,774 initial shares to us on May 13, 2022, based on the closing price of our Class A common stock of $16.51 on May 11, 2022.  JPMorgan terminated the ASR on June 14, 2022 and delivered 86,132 additional shares to us upon final settlement for no additional consideration. The average purchase price per share for shares purchased by us pursuant to the ASR was $19.93.

During the three months ended June 30, 2022, we also repurchased 504,669 shares of our Class A common stock on the open market at an average price of $16.76 per share, totaling an approximately $8.5 million reacquisition cost.

As of June 30, 2022, we had approximately $341.5 million available for repurchases under the share repurchase program.

See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information.

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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of June 30, 2022 and September 30, 2021, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

We also have the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

Term Loan Agreement

The Term Loan Agreement was a first lien term loan. As of September 30, 2021, CPG International LLC had $467.7 million outstanding under the Term Loan Agreement.

On April 28, 2022, the Company and CPG International LLC entered into the 2022 Term Loan Agreement, the proceeds of which were applied, among other uses, to prepay the obligations of the Term Loan Agreement in full.  The 2022 Term Loan Agreement is a first lien term loan and will mature on April 28, 2029, subject to acceleration or prepayment.  Commencing on December 31, 2022, the 2022 Term Loan Agreement will amortize in equal quarterly installments of 0.25% of the aggregate principal amount of the loans outstanding, subject to reduction for certain prepayments.

The obligations under the 2022 Term Loan Agreement are secured by a first priority security interest in the membership interests of CPG International LLC owned by the Company, the equity interests of CPG International LLC’s domestic subsidiaries, other than certain immaterial subsidiaries and other excluded subsidiaries, and all remaining assets not constituting Revolver Priority Collateral (subject to certain exceptions) of the Company, CPG International LLC and the subsidiaries of CPG International LLC that are guarantors under the 2022 Term Loan Agreement, and a second priority security interest in the Revolver Priority Collateral. The obligations under the 2022 Term Loan Agreement are guaranteed by the Company and the wholly owned domestic subsidiaries of CPG International LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

The interest rate applicable to the outstanding principal under the 2022 Term Loan Agreement equals, at our option, (i) in the case of alternative base rate borrowings, the highest of (a) the Federal Funds Rate (as defined in the 2022 Term Loan Agreement) plus 0.50%, (b) the Prime Rate (as defined in the 2022 Term Loan Agreement) as in effect on such day and (c) the one-month Term SOFR (as defined in the 2022 Term Loan Agreement) plus 1.00% per annum, provided that in no event will the alternative base rate be less than 1.50% per annum, plus an applicable margin of 1.50% and (ii) in the case of SOFR borrowings, Term SOFR for the applicable interest period, plus an applicable margin of 2.50%.

Loans under the 2022 Term Loan Agreement may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than the Prepayment Premium, as defined in the 2022 Term Loan Agreement, if applicable), subject to certain customary conditions. The 2022 Term Loan Agreement also requires mandatory prepayments of loans under the 2022 Term Loan Agreement from the proceeds of certain debt issuances and certain asset dispositions (subject to certain reinvestment rights) and, commencing with the fiscal year ended September 30, 2023, a percentage of excess cash flow (subject to step-downs upon CPG International LLC achieving certain leverage ratios and other reductions in connection with other debt prepayments).

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

Restrictions on Dividends

The Senior Secured Credit Facilities each restrict payments of dividends unless certain conditions, as provided in the Revolving Credit Facility or the 2022 Term Loan Agreement, as applicable, are met.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the Revolving Credit Facility. As of June 30, 2022 and September 30, 2021, we had $600.0 million outstanding under the 2022 Term Loan Agreement and $467.7 million outstanding under the Term Loan Agreement, respectively, and $0.0 million and $0.0 million outstanding amounts under the Revolving Credit Facility, respectively. The 2022 Term Loan Agreement and Revolving Credit Facility bear interest at variable rates. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities as of June 30, 2022 and 2021, would have increased or decreased, respectively, annual cash interest by approximately $6.0 million and $4.7 million, respectively.

 In the future, in order to manage our interest rate risk, we may refinance our existing debt or enter into interest rate swaps or otherwise hedge the risk of changes in the interest rate under the Senior Secured Credit Facilities. However, we do not intend or expect to enter into derivative or interest rate swap transactions for speculative purposes.

Credit Risk

As of June 30, 2022 and September 30, 2021, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of products primarily to established distributors inside of the United States. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed. As of June 30, 2022, one customer represented more than 10% of gross trade receivables; Customer A was 12.0%. As of September 30, 2021, three customers represented more than 10% of gross trade receivables; Customer A was 11.5%, Customer B was 12.7% and Customer C was 10.3%.

Foreign Currency Risk

Substantially all of our business is currently conducted in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar as compared to other currencies would have a material effect on our operating results.

Inflation

Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use and other costs, including freight and labor costs. Global inflation has increased during 2022, and the conflict in Ukraine and other geopolitical tensions and economic uncertainties have exacerbated inflationary pressures, including causing increases in the prices for goods and services and exacerbating global supply chain disruptions, which have resulted in, and may continue to result in, shortages in materials and services and related issues. Historically, we have generally been able over time to offset, in whole or in part, the effects of inflation and price fluctuations through sales price increases and production efficiencies associated with technological enhancements and volume growth; however, we cannot reasonably estimate our ability to offset any increases in raw material prices or freight or labor costs or other inflationary pressures in the future. Such sustained inflationary pressures may have an adverse effect on our business, financial condition and results of operations if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth in our Quarterly Report on Form 10-Q for our second fiscal quarter of 2022, since September 30, 2021, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our 2021 Form 10-K. You should carefully consider the risk factors in our 2021 Form 10-K and our other filings made with the SEC. You should be aware that such risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of our Class A common stock during the three months ended June 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1), (2), (3)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1), (2)
April 1, 2022 – April 30, 2022	—	$—	—	$—
May 1, 2022 – May 31, 2022	2,422,774	19.93	2,422,774	350,000,000
June 1, 2022 – June 30, 2022	590,801	17.24	590,801	341,532,108
Total	3,013,575	$19.40	3,013,575

(1)	On May 5, 2022, the Board of Directors authorized us to repurchase up to $400 million of our Class A common stock.
(2)

On May 11, 2022, we entered into a $50 million ASR with JPMorgan and 2,422,774 initial shares were delivered to us on May 13, 2022, based on the closing price of our Class A common stock of $16.51 on May 11, 2022. JPMorgan terminated the ASR on June 14, 2022 and delivered 86,132 additional shares to us on June 17, 2022 for no additional consideration.

(3)

We repurchased 504,669 shares of our Class A common stock on the open market at an average price of $16.76 per share, totaling an approximately $8.5 million reacquisition cost, during the three months ended June 30, 2022.

See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information on Share Repurchase Program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

				Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of The AZEK Company Inc.	8-K	3.2	03/10/2022	001-39322

3.2	Amended and Restated Bylaws of The AZEK Company Inc.	8-K	3.3	03/10/2022	001-39322

4.1	Stockholders Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.1	08/14/2020	001-39322

4.2	Registration Rights Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.2	08/14/2020	001-39322

10.1	Credit Agreement dated as of April 28, 2022, among CPG International LLC, the lenders party hereto and Bank of America, N.A, as administrative and collateral agent.	8-K	10.1	05/03/2022	001-39322

10.2	Term Loan Guarantee and Collateral Agreement, dated as of April 28, 2022, among CPG International LLC, each of CPG International LLC’s subsidiaries identified therein and Bank of America, N.A, as administrative and collateral agent	8-K	10.2	05/03/2022	001-39322

10.3	Intercreditor Agreement, dated as of April 28, 2022, among Deutsche Bank, as ABL Agent, Bank of America, N.A., as Term Loan Agent, CPG International LLC, The AZEK Company Inc., and each of CPG International LLC’s identified therein	8-K	10.3	05/03/2022	001-39322

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

The AZEK Company Inc.

Date: August 5, 2022	By:	/s/ Peter Clifford
Peter Clifford Senior Vice President and Chief Financial Officer (Principal Financial Officer)