Form 10-K
period 2022-09-30
AZEK Co Inc.
filed 2022-11-29
CIK 1782754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at March 31, 2022 (the last day of the registrant’s most recent second quarter) was $2,793,759,544 based on the closing price of the registrant’s Class A common stock as reported on the New York Stock Exchange on such date.

As of October 31, 2022, the registrant had 151,040,677 shares of Class A Common Stock, $0.001 par value per share, and 100 shares of Class B Common Stock, $0.001 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

General

The AZEK Company Inc. (the Company, which may be referred to as AZEK, we or us) is an industry-leading designer and manufacturer of beautiful, low maintenance and environmentally sustainable outdoor living products, including TimberTech® decking, Versatex® and AZEK® Trim, and StruXure™ pergolas. Our predecessor was formed on August 15, 2013, and, in connection with our initial public offering, or our IPO, we became a Delaware corporation and changed our name to The AZEK Company Inc. on June 11, 2020. Our principal executive offices are located at 1330 W Fulton Street, Suite 350, Chicago, Illinois 60607, and our telephone number is 877-275-2935. AZEK operates highly automated manufacturing and recycling facilities in Ohio, Pennsylvania, Idaho, Georgia, Nevada, New Jersey, Michigan and Minnesota. Our website address is www.azekco.com. We use our investor relations website at investors.azekco.com as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls and webcasts. We also make available free of charge on our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC at www.sec.gov. The contents of our websites and webcasts and information that can be accessed through our websites and webcasts are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with (or furnish to) the SEC, and any references to our websites and webcasts are intended to be inactive textual references only.

Environmental, Social Responsibility and Corporate Governance

Through our FULL-CIRCLE™ ESG strategy, we are committed to pursuing initiatives that positively impact our products, our people and our planet. One of our core values is to “always do the right thing”. We make decisions according to what is right, not what is the cheapest, fastest or easiest, and we strive to always operate with integrity, transparency and with the customer in mind. In furtherance of that value, we are focused on sustainability across our operations and have adopted strategies to enable us to meet the growing demand for environmentally friendly products.

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

We operate our business in a manner that is centered on sustainability and promotes environmental stewardship across our value chain from product design to raw material sourcing and manufacturing to employee, customer and stakeholder communications and engagement. For example, we estimate that since 2015 more than two million trees have been saved because our customers chose our decking products over wood. As part of the building materials industry, we believe that we can play a role in advancing the circular economy to create a more sustainable future by increasing the recycling of wood, plastic, aluminum and water, measuring our product lifecycle impacts, measuring and committing to reduce our carbon footprint and encouraging those in our supply chain to do the same. For instance, the wood used in the core of our composite decking products is 100% recycled from sources that include, but are not limited to, facilities that manufacture wood mouldings, flooring, windows, doors and other products. Through our recycling programs, approximately 500 million pounds of scrap and waste were diverted from landfills in fiscal year 2022. In addition, approximately 56% of all of our extruded materials were manufactured from recycled materials in fiscal year 2022 and we believe there is an opportunity to increase this percentage in the future.  To further demonstrate our commitment to sustainability, in 2021, we announced an ambition to use one billion pounds of waste and scrap annually in the manufacturing of our products by the end of 2026. In 2022, we committed to setting science-based emissions reductions targets through the Science-Based Targets initiative, a partnership between CDP, the United Nations Global Compact, World Resources Institute and the World Wide Fund for Nature. Other actions include investing in state-of-the-art polyethylene and PVC recycling facilities, continuing and expanding our innovative FULL-CIRCLE Recycling™ program, increasing the amount of recycled content in our products, which lowers the overall carbon footprint of our products, repurposing the scraps from our board-making process back into production, implementing water- and energy-efficient manufacturing processes at our manufacturing facilities and deliberately sourcing and reusing hard-to-recycle materials that would traditionally end up in landfills. AZEK has been broadly recognized for its leadership in sustainability and ESG, including receiving Cohn Reznick’s 2022 Gamechangers in ESG award as well as achieving +VantageVinyl verification from the Vinyl Sustainability Council for the second year in a row.

We are also committed to social responsibility within our workforce and our community and have adopted human capital and human rights management policies to further our commitment to social responsibility. Our culture is driven by a shared passion for our values, mission and performance. It is an inclusive culture of innovative, growth-minded individuals committed to always doing the right thing, continuous improvement and solving problems for our customers and partners.

We compensate our employees according to our fair remuneration policies and believe deeply in paying for performance. We also provide attractive benefits that promote the health of our employees and their families including medical, dental and vision coverage, company-paid life insurance, short and long-term disability, health savings accounts, flexible spending accounts and an employee assistance program. We are also committed to the financial wellness of our employees and have launched several resources and policies in alignment with this, including a 401(k) plan with a company match, an employee stock purchase program with a company match, a parental leave policy and a military leave policy for our active military members. In addition, in conjunction with our initial public offering, we provided all employees an opportunity for ownership in our company by granting them shares of our Class A common stock.

We have implemented recruitment strategies that enable us to hire and retain diverse and highly talented employees that bring a diverse range of thought and skills to the business. In our employee selection process and the operation of our business we adhere to equal employment opportunity policies. Additionally, we work to build an inclusive culture of continued learning by offering a comprehensive training program which includes diversity-focused and leadership development trainings in order to provide employees opportunities to broaden their perspective and develop their skills in application to the business.

Our employees frequently hear from executive management, especially the Chief Executive Officer, who leads all-employee town halls where he provides business updates, aligns employees to our mission and values, and answers questions submitted directly from employees. He also regularly meets with small groups of employees to receive their feedback on the business. On an annual basis, we distribute an employee engagement survey that allows us to identify areas of strength and opportunities for improvement to ensure continued engagement, satisfaction and retention of our employees.

We are also proud to develop a culture that celebrates the individuality of our employees while providing a supportive team environment. We host quarterly, diversity-focused engagement events frequently featuring employees themselves, and even members from our Board of Directors. We launched employee resource groups that provide resources and support to our employees and are active in our local communities. We also provide opportunities for employees to get involved in the community as volunteers, whether in support of sustainability or people-focused initiatives. We implemented an employee charitable match program that matched donations made by employees and contributes in recognition of volunteer hours served to eligible charitable organizations. These programs fall under our Bringing Forward the Best of AZEK culture initiative which focuses on Diversity, Equity and Inclusion (DEI), leadership development and values-alignment.

In recognition of creating a culture where employees feel highly engaged, appreciated and fulfilled, AZEK was named one of Chicago Tribune’s Top Workplaces for the second year in a row in 2022. AZEK was also named one of America’s Most Trusted Companies in 2022 by Newsweek and Statista in a survey of 50,000 participants including customers, investors and employees. Finally, AZEK was included in Inc. Magazine’s first-annual Best-Led Companies.

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

Our corporate governance policies set clear expectations and responsibilities for our leaders, employees and business partners to ensure we conduct our operations in a manner that is consistent with the highest standards of business ethics and accountability and is based on maintaining a close alignment of our interests with those of our stakeholders. Notable features of our corporate governance structure include the following:

•

Nine of our ten directors have been determined to be independent for purposes of the New York Stock Exchange, or NYSE, corporate governance listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

•	Our non-executive chairperson of the board of directors convenes and chairs executive sessions of the independent directors to discuss certain matters without executive officers present.
•	Four of our Audit Committee members qualify as “audit committee financial experts” as defined by the Securities and Exchange Commission, or the SEC.
•

Three of our directors, including the chairperson of our Audit Committee, are women, and four of our directors are considered of diverse ethnicity and race, together constituting approximately 50% of our board of directors in furtherance of our board diversity policy.

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

•	Our Nominating and Corporate Governance Committee oversees and directs our ESG strategies, activities, policies and communications.
•	ESG is a component of individual performance for executive officers under our management annual incentive plan.

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

Business and Growth Strategies

We are an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable products focused on the highly attractive, large and fast-growing Outdoor Living market. Homeowners are investing in their outdoor spaces and are increasingly recognizing the significant advantages of engineered, long-lasting products, which are converting demand away from traditional materials, particularly wood. Our products transform those outdoor spaces by combining highly appealing aesthetics with significantly lower maintenance costs compared to traditional materials. Our innovative portfolio of Outdoor Living products, including decking, railing, exterior trim, siding, cladding, pergolas and cabanas and accessories, inspires consumers to design outdoor spaces tailored to their unique lifestyle needs. In addition to our leading suite of Outdoor Living products, we sell a broad range of highly engineered products that are sold in commercial markets, including partitions, lockers and storage solutions. We are a leader in our product categories because of our significant scale, vertically-integrated manufacturing capabilities, extensive material science expertise and execution-focused management team.

Over our more than 30-year history, we have developed a reputation as a leading innovator in our markets by leveraging our differentiated manufacturing capabilities, material science and research and development, or R&D, expertise to capitalize on favorable secular growth trends that are accelerating material conversion from traditional materials such as wood, to sustainable, low-maintenance engineered materials, and to expand our markets. We believe our core competency of consistently launching new, high-quality products into the market, combined with our consistent investments in sales, marketing, R&D and manufacturing, will continue to solidify our incumbent position as a market leader and enable us to generate long-term demand for our products through various economic cycles. Throughout our history, we have introduced numerous disruptive products and demonstrated our ability to drive material conversion and extend our portfolio, addressing consumer needs across a wide range of price segments. We have achieved a premium brand reputation through our unwavering commitment to our customers and developing innovative new products that combine the latest style and design trends with our differentiated material science expertise and proprietary production technologies. For example, we have launched products that take premium flooring trends, such as wire-brushed and hand-scraped finishes and multiple widths, into the decking market and have seen strong demand for those innovative products, providing consumers greater flexibility to curate and personalize their outdoor lifestyle. In fiscal year 2022, we introduced a new color within our Landmark decking collection, French White Oak, which emulates the aesthetic of reclaimed wood, as well as our CAPTIVATETM prefinished trim and siding products that leverage our proprietary PaintPro® technology. Our competitive advantages enable us to create award-winning products and back them with some of the industry’s longest warranties, such as the 50-year fade & stain limited warranty that we offer on our TimberTech AZEK decking product line.

We have created an operating platform that is centered around sustainability, one of our core strategic pillars, which extends across our value chain from product design to raw material sourcing and manufacturing, and we increasingly utilize plastic waste, recycled wood and scrap in our products. We have also made significant investments in our recycling capabilities over the past few years, including our acquisition of Return Polymers in 2020, which further enhance the sustainability of our manufacturing operations and reduce our costs. In fiscal year 2019, we opened a new polyethylene recycling facility that utilizes advanced technologies to transform a broad range of plastic waste into raw material used in our products. Today, our TimberTech PRO and EDGE decking lines offer high-quality products made from approximately 85% recycled material. Through our recycling programs, approximately 500 million pounds of waste and scrap were diverted from landfills in fiscal year 2022. Furthermore, approximately 99% of scrap generated is re-used, and the majority of our TimberTech, AZEK Exteriors and Versatex products are recyclable at the end of their useful lives.

We believe our multi-faceted growth and margin expansion strategy positions us to drive profitable above-market growth in the markets we serve. This strategy includes initiatives to:

•	Accelerate material conversion from wood and other inferior products to AZEK’s low-maintenance, long-lasting products by capitalizing on downstream investments;
•	Build the leading consumer brand and best-in-class consumer journey experience in outdoor living;
•	Introduce innovative new products that expand our markets;
•	Drive multi-channel expansion by extending our reach across geographies, channels and markets;
•	Expand margins through enhanced recycling capabilities and productivity initiatives; and
•	Execute strategic acquisitions that broaden our product portfolio, expand our addressable market and enhance our manufacturing operations.

Our Brands and Products

We currently operate in two reportable segments: Residential and Commercial. We leverage a shared material technology and U.S.-based manufacturing platform to create an extensive range of long-lasting and low-maintenance products that convert demand away from traditional materials. Our Residential segment serves the high-growth Outdoor Living market by offering products that inspire consumers to design outdoor spaces tailored to their individual lifestyles. Our innovative portfolio of Outdoor Living products, including decking, railing, exterior trim, pergolas and cabanas and accessories, are sold under our TimberTech, AZEK Exteriors, VERSATEX, ULTRALOX, StruXure and INTEX brands. Our Commercial segment addresses demand for low-maintenance, highly engineered products in a variety of commercial and industrial markets, including the outdoor, graphic displays and signage, educational and recreational markets, as well as the industrial and chemical industries. Products sold by our Commercial segment include highly engineered polymer sheeting as well as partitions, lockers and storage solutions.

Residential Segment

In our Residential segment, we design and manufacture engineered Outdoor Living products, including decking, railing, trim and moulding, siding and cladding, pergolas and cabanas and accessories that drive conversion away from wood and other traditional materials. These products are primarily manufactured using capped wood composites and PVC technology that are aesthetically similar, yet functionally superior, to finished wood, as they require less maintenance, do not rot or warp, are resistant to water, insects, stains, moisture, mold, mildew, scuffs and scratching, and do not require painting or staining for protection. Many of our products are also designed to ease installation for contractors and builders and reduce lifetime maintenance costs for consumers, without sacrificing aesthetics. We believe these factors, combined with some of the industry’s longest warranties and a comprehensive range of on-trend color palettes and styles, drive contractor loyalty and offer a compelling choice for consumers looking to reinvent their outdoor living spaces and the exteriors of their homes.

In fiscal year 2022, our Residential segment generated net sales of $1,169 million, representing approximately 86% of our total consolidated net sales. Our Residential segment consists of Deck, Rail & Accessories which is approximately 56% of total consolidated net sales, Exteriors which is approximately 25% of total consolidated net sales and Pergolas and Cabanas which is approximately 5% of total consolidated net sales. Demand for our Residential segment products is largely driven by repair and remodel activity, which we estimate accounted for approximately 80% of our Residential segment net sales in fiscal year 2022 with the remaining sales attributable to new construction activity.

Decking

We are one of the only decking manufacturers to offer both capped wood composite and PVC decking products. Our decking products transform consumers’ outdoor areas into aesthetically appealing spaces, while reducing lifetime maintenance costs as compared to those made with traditional materials. These high-quality, innovative products are artfully crafted with a broad range of design options and distinguishing features, such as cascading or variegated tones to emulate the natural look and finish of wood. Our products are long lasting and often a more cost-effective alternative over time than products made of traditional materials such as wood, which can fade quickly, require frequent sanding, staining and maintenance and are prone to rot, splinter and crack. In addition, our decking products span a wide range of entry-level to premium price points and are covered by some of the industry’s longest warranties. We are also committed to sustainability and to manufacturing our products with recycled waste and scrap. The wood used in the core of our decking products is 100% recycled, and we do not use any virgin timber. We continue to expand our use of recycled materials in our decking products, such as in our TimberTech PRO and EDGE decking product lines, which offer products made from approximately 85% recycled material.

Through our three primary decking product lines—TimberTech AZEK, TimberTech PRO and TimberTech EDGE—we offer a broad range of colors, textures and styles to provide consumers with a myriad of design options at a variety of price points. Our TimberTech AZEK line is our most advanced, premium capped polymer technology and offers single- and multi-color options, multiple form factors, including variable widths and a 1.5” thick profile version, and increased benefits, such as durability, slip resistance, heat dissipation and fire resistance, as compared to both wood and capped composite products. TimberTech AZEK products are made from up to 60% recycled content. Our TimberTech PRO line is our premium capped composite line that is made from a combination of recycled plastics, recycled wood and other additives, and it is made from up to 85% recycled content, including 100% recycled wood. TimberTech PRO products are capped on all four sides, which offers greater mold and moisture protection as compared to similar products that are capped only on three sides. This line also offers many of the aesthetic options available in our TimberTech AZEK line. Our TimberTech EDGE line is our entry-level capped composite line that is also made from up to 85% recycled content, including 100% recycled wood, and offers consumers a cost-effective alternative to wood. TimberTech EDGE products are capped on three sides and offer a high level of moisture resistance as compared to wood, come in both monochromatic and blended coloring profiles. All of our decking lines are backed by our industry-leading warranties, ranging from 25-year limited and fade and stain warranties on our TimberTech EDGE products to a lifetime limited warranty and a 50-year fade and stain limited warranty on our TimberTech AZEK products.

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

Railing

Our railing solutions enable consumers to accent their outdoor living spaces with attractive, high-quality, low-maintenance composite, PVC and aluminum railing products, which we offer through our TimberTech, ULTRALOX and INTEX brands. Our railing products reduce the need for ongoing maintenance by eliminating many of the major functional disadvantages of traditional materials, such as warping and rust, and thus are often a more cost-effective alternative over time. For example, our TimberTech composite railing products are covered by a four-sided cap, which eliminates the need for annual sanding, staining, sealing and painting, and our TimberTech aluminum railing products feature a powder coated surface, which produces a long-lasting, color-durable, moisture-resistant finish. Our premium INTEX brand offers high-quality PVC railing solutions, including custom and kitted products.

Our railing products are available in various materials and in a broad range of colors, finishes and styles, including traditional, modern and minimalist designs, and we offer a wide selection of infill options, such as composite and aluminum balusters, cable rails and glass panel kits. Our aluminum railing products are lighter weight and easier to install than other metal railing materials, and their sleek, minimalistic designs allow unobstructed views, especially when coupled with a glass or cable infill option. Our railing products are diverse and highly customizable, and, in addition to complementing our decking product lines, they also appeal to a broader, stand-alone market, such as for use on decks constructed from traditional materials and in commercial applications.

We believe we are particularly well positioned to serve the fast growing aluminum railing market. Using Ultralox’s proprietary Interlocking Machine, a dealer or contractor can create a customized aluminum, pre-panelized, interlocking railing system on site. This facilitates faster and easier assembly and installation without special tools, mechanical fasteners or welding for both residential and commercial applications. Our TimberTech brand also sells a pre-panelized version that utilizes the Ultralox Interlocking Technology branded as Impression Rail Express.

To complement our railing products, we offer an array of functional and decorative accessories, including drink rails, structural mounting posts, a complete lighting package and gate kits. Our decking, railing and related accessory products are frequently used in combination in order to enable consumers to create their own highly customized and sustainable outdoor living spaces.

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

Our full line of AZEK Exteriors and VERSATEX products includes trim and moulding, value-added fabricated products, paintable trim and specialty siding solutions:

Trim Boards and Sheets	Moulding and Tongue & Groove Products	Value-Added Products	Colors & Natural Visuals	Specialty Siding

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

•       Moulding—Used to enable customizations, cover transitions or provide crisp, architectural style elements to home exteriors.

•       Tongue & Groove Profiles—Easily add the classic style of beadboard, nickel gap, and shiplap in horizontal or vertical orientation to complement housing exteriors.

•       Column Wraps—Our column wraps are offered in multiple styles and can quickly and easily improve the aesthetics of a standard wood post with minimal labor.

•       Quick Corner Boards—Our one-piece corner boards are easy to install, feature smooth, outside edges and are aesthetically superior to two-piece corners, which can gather dirt along their edges.

•       J-Channel and Stealth Products—Designed to complement siding and for easy installation around windows and corners.

•       Canvas Series—Designed to add contrast to porch ceilings and interior trim projects, these products deliver the look of rich hardwoods without knots or labor intensive staining requirements.

•       PaintPro—Innovative cellular PVC trim that has the same high- performance and low-maintenance benefits of traditional AZEK trim, but can be painted many colors. PaintPro trim offers quick drying times with no priming needed and superior paint adhesion.

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

•       Board & Batten—Combines different sizes of AZEK board and batten strips to create unique patterns that add texture and shadows to a home's exterior.

In addition to the products described above, we offer custom milled solutions for builders and a number of accessories such as fastening systems, adhesives, sealants and bonding solutions.

Pergolas and Cabanas

Our pergola and cabana product offering primarily consists of high-quality and innovative pergolas and cabanas manufactured by our StruXure and INTEX brands. Our pergolas and cabanas add another element to homeowners’ creation of beautiful, low maintenance, and sustainable outdoor living spaces. These products are designed to provide shade and rain protection features while complementing our other outdoor living products, primarily our decking products, and open additional markets for us. StruXure’s products feature tech-enabled rotating louvers that allow consumers to enjoy their outdoor living spaces in virtually all environments, rain or shine. They are also made from up to 50% recycled aluminum and support our commitment to environmental stewardship. StruXure’s flagship pergola product, the PergolaX, is a fully customized pergola to fit each specific installation, while StruXure’s CabanaX product is a standardized, yet customizable, cabana for both residential and commercial applications. In addition, INTEX manufactures a portfolio of high-end pergolas and similar products made from PVC.

Commercial Segment

Leveraging our shared U.S.-based manufacturing platform and material technology, we bring low-maintenance products with superior aesthetics to a variety of commercial and industrial markets. Our Residential and Commercial segments operate synergistically, primarily through our ability to utilize new materials, technologies and products developed by one segment across an array of manufacturing processes and products in our other segment. Our Commercial segment includes our Vycom and Scranton Products product lines. Vycom manufactures a comprehensive line of highly engineered polymer materials designed to offer sustainable, low-maintenance and long-lasting solutions for applications for a variety of commercial and industrial markets, including the markets for outdoor living, graphic displays and signage, recreation and playground equipment and the food processing, marine and chemical industries. Scranton Products manufactures sustainable, low-maintenance privacy and storage solutions primarily for schools, stadium arenas and recreational and commercial facilities. Within our Commercial segment, demand for our products is driven by commercial construction activity, material conversion and favorable secular trends such as an increased emphasis on privacy. In fiscal year 2022, our Commercial segment generated net sales of $187 million, which represented approximately 14% of our total net sales.

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

Scranton Products

Scranton Products provides low-maintenance bathroom partitions, shower and dressing stalls, lockers and other storage solutions. We market our partitions under the Aria, Eclipse and Hiny Hiders brands and our lockers under the TuffTec and Duralife brands. Our primary customers are schools, parks, recreational facilities, stadium arenas, industrial plants and retail and commercial facilities, and we continue to expand rapidly into the commercial repair and remodel market primarily through sales of our high-privacy bathroom partitions. Products sold by Scranton Products are designed to replace traditional materials such as metal, wood and baked enamel with more durable, long-lasting, low-maintenance and more aesthetically pleasing materials. These products are highly resistant to rust, dents, scratches and graffiti and are easily cleaned. We offer an extensive array of attractive colors, textures and finishes that replicate more traditional materials. As compared to metal and wood alternatives, our partitions and locker products sell at premium prices but deliver significantly reduced life-cycle costs through increased durability and lower maintenance expenses. Our primary customers are schools, parks, recreational facilities, stadium arenas, industrial plants and retail and commercial facilities, and we continue to expand into the commercial repair and remodel market primarily through sales of our high-privacy bathroom partitions with a focus on design and aesthetics.

Product Research and Development

Over the past 30 years, we have built an R&D organization with significant expertise in material science and production process technologies. We leverage our R&D and U.S.-based manufacturing capabilities to deliver innovative new products to market that address evolving customer needs. We have made substantial investments in our R&D organization, which, as of September 30, 2022, consisted of over 30 team members, including approximately 20 engineers. We are committed to continuing to invest in our R&D capabilities to further strengthen our ability to regularly introduce new products that set us apart from our competition and accelerate future growth.

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

We believe our focus on innovation allows us to bring on-trend products to market rapidly. For example, we were able to leverage our proprietary color pigmentation technology to adapt quickly to lighter color decking trends and introduce our whitewashed cedar products. Similarly, in response to popular flooring trends, our technological and material science expertise enables us to manufacture wide-width and multi-width decking products that we believe will help accelerate conversion from wood decking products. More recently in fiscal year 2021, our innovation engine enabled us to successfully introduce an engineered decking product that mimics the appearance of reclaimed wood, providing homeowners with a rustic aesthetic but without the hassle of maintaining dilapidated wood. In our Commercial segment, the introduction of our Aria partitions responds to demand for increased privacy and the introduction of our TimberLine products addresses the adjacent market demand for beautiful, low-maintenance engineered products with a wood-like look in outdoor furniture, cabinetry and other applications.

We currently have a broad portfolio of ongoing development projects across our core product categories as well as certain adjacent products and markets. We leverage our acquisitions to bring us new technologies and product applications. For example, we continue to leverage the Ultralox team to develop additional aluminum and steel railing products and the StruXure acquisition to introduce new pergola and cabana products to TimberTech customers. In addition, we are constantly evaluating opportunities to use our technological and U.S.-based manufacturing capabilities to expand into new markets where we believe there is an opportunity to drive material conversion or otherwise broaden our market reach.

Distribution

Within our Residential segment, we sell our products through a network of more than 5,000 professional dealers and thousands of home improvement retail outlets, including both stocking and special order locations. These outlets are served by approximately 40 distributors with over 150 branch locations, enabling us to effectively serve contractors and customers throughout the United States and Canada. Within our Commercial segment, we sell our products through a widespread distribution network, as well as directly to OEMs. Our products are generally sold through both one-step and two-step distribution channels. Our distribution network has broad geographic coverage and benefits from the logistics capabilities of our distributors as well as the ability of our distributors and dealers to help generate demand for our products through direct sales, merchandising and marketing. In fiscal year 2022, approximately 99% of our gross sales came from the United States and Canada. Our distributors in locations outside of the United States and Canada are responsible for marketing and selling our products in other countries to which our products are exported. We are continually evaluating our distribution strategy to ensure that we can meet the demands of our consumers in the most effective ways.

Residential Segment

We distribute the majority of our Residential segment products through approximately 40 distributors, who in turn sell our products to dealers. Our distributors also maintain an inventory of our products and support our dealers by managing shipping logistics. We have exclusive relationships with our distributors for decking and trim with respect to specified geographies, and, although some legacy distributors are permitted to carry only certain of our products, many of our distributors are required to carry a comprehensive selection of our TimberTech and AZEK products. Our top ten distributors for the year ended September 30, 2022, accounted for a majority of our total net sales during that period.

Through our distributors, our products are sold to more than 5,000 professional dealers and lumber yards and through thousands of home improvement retail outlets, including both stocking and special order locations. Additionally, we have special order and stocking relationships with certain home improvement retailers with thousands of locations across the United States and Canada. We attempt to drive sales to our dealers and retailers through digital tools and extensive marketing directed at consumers who can help create pull-through demand for our products among influencers and decision makers such as architects, builders and contractors. Our dealers typically exhibit high brand loyalty and are incentivized to consolidate the manufacturers from which they purchase to maximize early buy discounts and annual volume rebates.

Contractors purchase our products through dealers and retailers. We believe contractors are typically loyal to brands and products they trust because their reputations are often connected to the quality of the products they install and they are a direct point of contact for consumers to provide feedback. We consider the needs of and feedback from contractors in designing and manufacturing new products, and we invest in strengthening our relationships with these contractors as we believe they significantly influence decisions regarding material and brand selection for the types of products we produce.

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

Parksite Inc., who distributes our Residential segment products, accounted for approximately 19% of our net sales for the year ended September 30, 2022.

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

Operations and Manufacturing

We are a vertically-integrated, U.S-based manufacturer, delivering superior quality products with a competitive cost position. Our competitive cost position, including our relatively low transportation costs resulting from us being a U.S.-based manufacturer, provides us with a competitive freight advantage relative to imported products. Our versatile, process-oriented manufacturing operations are built on a foundation of extensive material development and processing capabilities. Approximately 85% of our gross sales are attributable to products that are manufactured through an extrusion process that contains a blend of virgin polymers and recycled materials. Our proprietary production technologies, material blending proficiency and range of extrusion capabilities enable innovation and facilitate expansion into new markets. We have deep experience working with multiple technologies that enable us to provide some of the industry’s most attractive visuals through advanced streaking and multi-color technologies. Our manufacturing footprint includes 14 manufacturing and recycling facilities across 13 geographic locations totaling approximately 3.5 million square feet, and we have made significant investments in people, processes and systems to increase our manufacturing scale and productivity. We have expanded our manufacturing operations with the addition of a manufacturing facility in Boise, Idaho, which began production in fiscal year 2022. We expanded our vertical manufacturing capabilities through our acquisition of PVC recycling operation Return Polymers in early 2020, which complements our polyethylene recycling facility. In late 2021, we acquired StruXure Outdoor, LLC, or StruXure, a designer and manufacturer of high-quality and innovative aluminum pergolas and cabanas, which are a natural complement to our TimberTech portfolio and drive wood conversion. In 2022, we also acquired INTEX Millwork Solutions, LLC, or INTEX, a provider of high-quality railing solutions, column wraps, and pergolas that strengthens our existing Railing and Exteriors portfolios with similar material science targeting wood conversion.

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

Facilities Overview

We are headquartered in Chicago, Illinois and operate 14 manufacturing and recycling facilities in the United States, including our new manufacturing facility in Boise, Idaho that began operations in fiscal year 2022. In alignment with our sustainability values, our Chicago corporate office is located in a 2019 LEED-Certified building. Currently, we produce our AZEK, Scranton and Vycom products primarily at our manufacturing facilities in Scranton, Pennsylvania, our TimberTech products primarily at our manufacturing facilities in Scranton, Pennsylvania and Wilmington, Ohio, all of our VERSATEX trim products at our manufacturing facility in Aliquippa, Pennsylvania, our StruXure products at our manufacturing facilities in and around Dahlonega, Georgia and Henderson, Nevada, our INTEX products at our manufacturing facility in Mays Landing, New Jersey and all of our ULTRALOX railing products through our manufacturing facility in Eagan, Minnesota. We operate our state-of-the-art polyethylene recycling facility in Wilmington, Ohio. Return Polymers, our PVC recycling operation, is located in Ashland, Ohio and Dowagiac, Michigan.

Sales and Marketing

Residential Segment

Our Residential segment sales organization is organized under our AZEK Exteriors, TimberTech, StruXure, INTEX, VERSATEX and ULTRALOX product lines and is composed of a general sales organization, which is primarily geographically based, and also includes specialty sales organizations who focus on exterior trim, railing, retail and key accounts. Our sales organization is primarily focused on generating downstream demand with contractors, architects and builders as well as maintaining relationships with and educating influencers. We believe we can continue to leverage our downstream investments to accelerate material conversion in our markets, strengthen our position in the pro channel and enhance our retail presence.

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

We maintain comprehensive marketing campaigns using various media in support of our brands, targeted towards growing our dealer base, as well as acquisition and engagement of customer groups such as architects, builders, remodelers, contractors and consumers. We continue to invest in our marketing organization and prioritize demand generation and brand building amongst consumer and pro audiences. Our elevated brand positioning, diverse digital strategy, consistent media presence and experiences drive increased engagement with a variety of customer groups as well as affinity among consumer and professional influencers. Our digital platform facilitates the consumer journey from inspiration and design to installation. The experience educates consumers on the benefits of our products versus traditional materials, utilizes digital visualization tools to allow consumers to re-imagine their outdoor living spaces and directly connects users to pre-qualified local contractors and dealers. We enjoy strong preference for our products among professional contractors, who typically purchase our products at dealers, and we are investing in improved merchandising at pro locations and retailers as the majority of consumers include visits to home improvement locations as they research decking and outdoor living projects. These consumer engagement strategies are focused on creating additional brand differentiation, pull-through demand and accelerating our growth. In addition, we have augmented our advertising efforts by reinforcing the “Timber” and the “Tech” messaging and developing educational, simplified and visually appealing product displays, marketing tools and sample kits to market our products across channels.

We also provide frequent demonstrations, education, product training and other sales and loyalty initiatives to help drive awareness, reinforce key selling points and installation best practices. We operate in-person and virtual AZEK University classes to educate distributors, dealers, contractors, architects and builders via classroom tutorials, hands-on sessions and plant tours. In addition, through our AZEK Pro Rewards program, we seek to secure preferred brand status with contractors by providing them with marketing tools, leads and various other rewards in connection with increased purchases of our products. We believe these efforts increase our market position because many buying decisions involve input from both the contractor and consumer, with consumers frequently relying on contractor recommendations.

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

As of September 30, 2022, Scranton Products utilized direct sales and regional manufacturers’ sales representatives to provide coverage to a network of approximately 850 dealers who sell to institutional and commercial customers across the United States and in

Canada. The Scranton Products’ sales force and agents service architects and facility managers to create pull-through demand in traditional institutional markets, such as schools, universities and stadium arenas, and in targeted new markets, such as retail stores, commercial and professional buildings, industrial facilities and food processing plants. Our Scranton Products sales force has leveraged a leading market position, enhanced promotional materials and specialized products to develop close relationships with architects and assist them in designing products and has enhanced awareness of the benefits of our products through targeted efforts to educate architects and designers.

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

The cost of petrochemical resins used in our manufacturing processes has historically varied significantly and has been affected by changes in supply and demand and in the price of crude oil. Substantially all of our resins are purchased under supply contracts that average approximately one to two years, for which pricing is variable based on an industry benchmark price index. The resin supply contracts are negotiated annually and generally provide that we are obligated to purchase a minimum amount of resins from each supplier. In addition, the price of reclaimed polyethylene material, waste wood fiber, aluminum, other additives (including modifiers, TiO2 and pigments) and other raw materials fluctuates depending on, among other things, overall market supply and demand and general economic conditions. We seek to mitigate the effects of fluctuations in our raw material costs by broadening our supplier base, increasing our use of recycled material, increasing our use of scrap and reducing waste and exploring options for material substitution without sacrificing quality. For example, between fiscal year 2017 and fiscal year 2022, we have invested over $75 million to enhance our recycling capabilities and have increased our use of “regrind,” through the collection and reprocessing of scrap generated in our manufacturing processes.

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

Residential Segment

Our residential products compete primarily with products made from wood, aluminum and engineered wood that our products are designed to replace. We also compete with other manufacturers of engineered products designed to replace wood and other traditional materials, including Trex Company Inc., Fiberon, LLC, a subsidiary of Fortune Brands Home & Security, Inc., Deckorators, a subsidiary of UFP Industries, Inc., Oldcastle APG, Inc., Westlake Corp., including Westlake Royal Building Products and Kleer Lumber, and CertainTeed Corporation.

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

Intellectual Property

We rely on trademark and service mark protection to protect our brands, and we have registered or applied to register many of these trademarks and service marks. In particular, we believe the AZEK and AZEK Exteriors brands, the TimberTech brand, the VERSATEX brand, the StruXure brand and the FULL-CIRCLE brand, including FULL-CIRCLE PVC Recycling and FULL-CIRCLE Recycling, are significant to the success of our business. We also rely on a combination of unpatented proprietary know-how and trade secrets, and to a lesser extent, patents to preserve our position in the market. As of September 30, 2022, we had approximately 375 trademark registrations and 167 issued patents and pending patent applications in the United States and other countries. As of September 30, 2022, we had approximately 109 issued U.S. patents and 21 U.S. patent applications pending. We also had approximately 25 issued foreign patents and 12 foreign patent applications pending. As we develop technologies and processes that we believe are innovative, we intend to continually assess the patentability of new intellectual property. In addition, we employ various other methods, including confidentiality and nondisclosure agreements with third parties and employees who have access to trade secrets, to protect our trade secrets and know-how. Our intellectual property rights may be challenged by third parties and may not be effective in excluding competitors from using the same or similar technologies, brands or works.

Employees and Human Capital

We have adopted human capital and human rights management policies to further our commitment to social responsibility. Our culture is driven by a shared passion for our values, mission and performance. It is an inclusive culture of innovative, growth-minded individuals driven by our value to always do the right thing and committed to continuous improvement and solving problems for our customers and partners.

The members of our management team and our board of directors come from diverse backgrounds, and we have implemented recruitment strategies that enable us to hire and retain diverse and highly talented employees that bring a diverse range of thought and skills to the business. In our employee selection process and the operation of our business, we adhere to equal employment opportunity policies. We have also committed to include diverse candidates in any pool of candidates from which employees are chosen. Additionally, we work to build an inclusive culture of continued learning by offering a comprehensive training program which includes diversity-focused and leadership development trainings in order to provide employees opportunities to broaden their perspective and develop their skills in application to the business.

We compensate our employees according to our fair remuneration policies and believe deeply in paying for performance. We also provide attractive benefits that promote the health and financial wellness of our employees and their families, as well as opportunities for our employees to participate in and give back to their communities, including through volunteer activities and a charitable matching program. Our employees frequently hear from executive management, especially the Chief Executive Officer, who leads all-employee town halls where he provides business updates, aligns employees to our mission and values, and answers questions submitted directly from employees.

We measure our ability to achieve our human capital objectives by regularly conducting small employee focus groups that are led by our CEO and other members of management and by conducting employee engagement surveys on an annual basis. The results of these focus groups and surveys allow us to identify areas of strength and opportunities for improvement to ensure continued engagement, satisfaction and retention of our employees.

As of September 30, 2022, we had 2,182 full-time employees. Our workforce is not unionized, and we are not a party to any collective bargaining agreements. We believe we have satisfactory relations with our employees.

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

Summary Risk Factors

The risks described below include, but are not limited to, the following:

•

demand for our products is significantly influenced by general economic conditions and trends in consumer spending on outdoor living and home exteriors, and adverse trends in, among other things, inflation, interest rates, the health of the economy, repair and remodel and new construction activity, industrial production and institutional funding constraints;

•	risks related to shortages in supply, price increases or deviations in the quality of raw materials;
•	we compete against other manufacturers of (i) engineered and composite products; and (ii) products made from wood, metal and other traditional materials;
•	the seasonal nature of certain of our products and the impact that changes in weather conditions, channel inventory recalibrations and product mix may have on our sales;
•	our ability to develop new and improved products and effectively manage the introduction of new products;
•

our ability to effectively manage changes in our manufacturing process resulting from the growth and expansion of our business and operations, including with respect to new manufacturing facilities, cost savings and integration initiatives and the introduction of new products;

•	risks related to our ability to accurately predict demand for our products and risks related to our ability to maintain our relationships with key distributors or other customers;
•	our ability to retain management;
•	risks related to acquisitions or joint ventures we may pursue;
•	our ability to maintain product quality and product performance at an acceptable cost, and potential exposures resulting from our product warranties;
•	our ability to ensure that our products comply with local building codes and ordinances;
•	our ability to maintain an effective system of internal controls and produce timely and accurate financial statements or comply with applicable regulations;
•	our ability to protect our intellectual property rights;
•	risk of disruption or failure of our technology systems or failure to successfully implement new technology effectively;
•	cybersecurity risks and risks arising from new regulations governing information security and privacy;
•	risks associated with our indebtedness and debt service.
•	our reliance on dividends, distributions and other payments from our subsidiaries to meet our obligations;
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

Risks Relating to Our Business and Industry

Demand for our products is significantly influenced by general economic conditions and trends in consumer spending on outdoor living and home exteriors, and adverse trends in, among other things, inflation, interest rates, the health of the economy, repair and remodel and new construction activity, industrial production, consumer confidence and discretionary spending and institutional funding constraints could have a material adverse effect on our business.

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

For example, in our Residential segment, sales of our products depend primarily on the level of repair and remodel activity and, to a lesser extent, new construction activity. Interest rates and inflation levels have risen at historically rapid rates during 2022, and the reduced affordability of mortgages and other financing options has meaningfully reduced home sale transaction volumes and new construction activity. These trends have likely resulted in reduced levels of repair and remodel activity and demand for our products, and we expect these trends may continue for the foreseeable future. In addition, the residential repair and remodel market depends in part on home equity financing, and accordingly, the level of equity in homes will affect consumers' ability to obtain a home equity line of credit and engage in renovations that would result in purchases of our products. While home prices and equity levels of current homeowners have increased substantially over the past couple of years, a weakness or reduction in home prices may result in a decreased demand for our residential products. We cannot predict if or when interest rates or inflation levels will decline or the impact that any such decline may have on home prices, repair and remodel activity, new construction activity, demand for our products, our business generally or our financial condition.

Many of our residential products are impacted by consumer demand for, and spending on, outdoor living spaces and home exteriors. For example, sales of our decking and railing products depend on lifestyle and architectural trends and the extent to which consumers prioritize spending to enhance outdoor living spaces for their homes. While we believe consumer preferences have increased spending on outdoor living and home exteriors in recent years, the level of spending could decrease in the future, including as a result of the rising interest rates, increased inflation levels and potential decreases in home prices as discussed above. Decreased spending on outdoor living spaces and home exteriors generally or as a percentage of repair and remodel activity may decrease demand for our outdoor living products.

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

The primary raw materials used in our products are various petrochemical resins, including polyethylene, polypropylene and PVC resins, reclaimed polyethylene and PVC material, waste wood fiber and aluminum. We also utilize other additives including modifiers, TiO2, and pigments. Our contracts with key suppliers are typically short term in nature, with terms generally ranging from one to three years. While we do not rely on any single supplier for the majority of our raw materials, we do obtain certain raw materials from single or a limited number of suppliers. In particular, we rely on a single supplier for certain critical capped compounds used in our decking and railing products. We do not currently have arrangements in place for a redundant or second-source supply for those compounds. In addition, we have experienced disruptions and delays in our supply chain in fiscal year 2022 and may continue to experience similar or exacerbated disruptions or delays in the future. Such disruptions and delays have caused us to seek alternate suppliers for certain raw materials, and we may need to do so again in the future. Alternate suppliers may be more expensive, may encounter delays in shipments to us or may be unavailable, which would adversely affect our business, financial condition and results of operations.

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

In addition, increases in the market prices of raw materials used in the manufacture of our products could adversely affect our operating results as prices of our raw materials directly impact our cost of sales. The cost of some of the raw materials we use in the manufacture of our products is subject to significant price volatility and other drivers often outside of our control. For example, the cost of petrochemical resins used in our manufacturing processes has historically varied significantly and has been affected by changes in supply and demand and in the price of crude oil. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt our supply chain, and cause our suppliers to incur significant costs in preparing for or responding to these effects. We have historically faced price volatility for some of our raw materials as a result of extreme weather events and weather-related disruptions, particularly in the southern part of the United States where a significant portion of our raw materials are produced. To the extent such extreme weather events continue in the future or increase in frequency or severity, we may continue to face increased and/or unpredictable costs for our raw materials. Further, during fiscal year 2022, crude oil prices have fluctuated considerably, in large part due to the ongoing conflict between Russia and Ukraine. Such conflict has, during the year, resulted in escalated and volatile energy and commodity prices and those of our raw materials and freight. We are unable to predict the impact that a prolonged or escalated conflict, including any current and future governmental actions, may have on the global economy, our industry or our business, financial condition, results of operations or cash flows. We have not entered into hedges of our raw material costs, and our supply contracts with our major vendors generally do not contain obligations to sell raw materials to us at a fixed price.

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

Our business model relies on the continued conversion in demand from traditional wood products to our engineered products, and our business could suffer if this conversion does not continue in the future. A number of suppliers of wood and wood composite decking, railing and trim products have established relationships with contractors, builders and large home improvement retailers, and, to compete successfully, we must expand and strengthen our relationships with those parties. We must also compete successfully with products from other manufacturers that offer alternatives to wood and wood composite products, including by developing competitive new products and by responding successfully to new products introduced, and pricing actions, including price reductions, and other competitive actions taken, by competitors. During fiscal year 2022, we increased prices across certain products within our Residential segment. While we believe that we did not experience a decrease in demand as a result of these price increases, we cannot be sure that they will not reduce demand in the future or that any further price increases will not reduce demand. See “—Shortages in supply, price increases or deviations in the quality of the raw materials used to manufacture our products could adversely affect our sales and operating results.”

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

Our quarterly operating results may fluctuate as a result of seasonality, changes in weather conditions, inventory recalibration in our channel and changes in product mix.

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

Our operating results may also fluctuate due to changes in the quantity and type of inventory held from time to time in our distribution channel by our distributors and dealers, especially during periods of increased economic volatility and uncertainty. Demand signals and inventory recalibration decisions across our channel can become magnified as they move up the channel to us, potentially resulting in larger demand fluctuations for us than we are able to forecast. Such fluctuations can result in us having to increase or decrease our manufacturing output quickly, and we cannot be sure that we would be able to respond to such fluctuations at the appropriate time or in the appropriate manner, and our short-term results of operations may be negatively impacted. In addition, changes in the mix of products sold can affect our operating results. We sell products at different prices, composed of different materials and involving varying levels of manufacturing complexity. Changes in the mix of products sold from period to period may affect our average selling price, cost of sales and gross margins.

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

We also face risks in starting up new manufacturing facilities, including with respect to expanding our overall production capacity as well as moving production to such new facilities, that could increase costs, divert management attention and reduce our operating results. For example, we have recently opened a manufacturing facility in Boise, Idaho. The establishment and operation of that new facility, and any capacity expansion project, involves significant risks and challenges, including, but not limited to, design and construction delays and cost overruns. There can be no assurance that our Boise facility will contribute the incremental production capacity that we anticipate and in a manner suitable to our goals or that any other expansion project will be operational on the timeline or contribute the incremental production capacity that we anticipate, and we cannot guarantee that any such facility will operate at costs acceptable to us or that demand for our products will remain at levels high enough to meet the return on investment necessary to justify our investment in these projects.

We must also effectively address changes to our manufacturing operations resulting from growth of our business generally, including as a result of acquisitions, and introduction of new products. As we increase our manufacturing capacity to meet market demand, integrate newly acquired manufacturing operations or begin to manufacture new products at scale, we may face unanticipated manufacturing challenges as production volumes increase, new processes are implemented and new supplies of raw materials used in these products are secured. Newly acquired businesses may not operate as efficiently as we do, and we may have to expend costs to increase their efficiency and generally integrate them into our processes. New products may initially be more costly and less efficient to produce than our existing products. In addition, we could experience delays in production as we increase our manufacturing capacity or begin to manufacture new products that may result in the products ordered by our customers being on back-order as initial production issues are addressed. As a result, increases in manufacturing capacity, integrating new operations or the introduction of new products may initially be associated with lower efficiency and manufacturing yields and increased costs, including shipping costs to fill back-orders. If we experience production delays or inefficiencies, a deterioration in the quality of our products or other complications in managing changes to our manufacturing processes, including those that are designed to increase capacity, enhance efficiencies and reduce costs or that relate to new products or technologies, we may not achieve the benefits that we anticipate from these actions when expected, or at all, and our operations could experience disruptions, our manufacturing efficiency could suffer and our business, financial condition and results of operations could be materially and adversely affected.

Our sales and results of operations may suffer if we do not maintain our relationships with, forecast the demand of and make timely deliveries to our key distributors or other customers.

Our operations depend upon our ability to maintain our strong relationships with our network of distributors and dealers. Our top ten distributors collectively accounted for a majority of our net sales for the year ended September 30, 2022. Our largest distributor, Parksite Inc., accounted for approximately 19% of our net sales for the year ended September 30, 2022. While we have long-standing business relationships with many of our key distributors and our distribution contracts generally provide for exclusive relationships with respect to certain products within certain geographies, these contracts typically permit the distributor to terminate for convenience on several months’ notice. The loss of, or a significant adverse change in, our relationships with one or more of our significant distributors could materially reduce our net sales.

Distributors and dealers that sell our products are sensitive to meeting the demands of their end customers on a timely basis. Dealers that sell our products typically place orders with our distributors that need to be filled in a short time frame, and these dealers typically do not have an exclusive relationship with us. Purchases by our distributors and dealers are affected by their individual decisions on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk. In addition, purchases by distributors and dealers are affected by a variety of other factors, including general economic conditions, product pricing, increases in the number of competitive producers and the production capacity of other producers, new product introductions, changes in levels of home renovation and new construction activity, and weather-related fluctuations in demand. As a result, demand for our products can be difficult to predict. If we do not forecast and plan production effectively to manufacture sufficient products to meet demand or if we experience delays in our ability to manufacture products, dealers may seek alternative products, including those of our competitors. Failure to meet demand requirements on a timely basis may cause distributors or dealers to build up inventory as a precautionary measure, rapidly shift their product mix away from our products, harm our long-term relationships with distributors and dealers, harm our brand and reduce, or increase the variability of, our net sales.

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

An interruption of our production capability at one or more of our manufacturing facilities from pandemics, including COVID-19, accident, calamity or other causes, or events affecting the global economy, could adversely affect our business.

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

In particular, the COVID-19 pandemic has negatively impacted, and we expect it will continue to impact, our operations, and the nature, extent and duration of the impact of the COVID-19 pandemic or any future disease or adverse health condition is highly uncertain and beyond our control. The impacts of the pandemic on our business have included, and may continue to include, supply chain disruptions, delays in shipments of our products to our customers as well as of our raw materials to us, increases in our raw material and freight costs, reductions in demand for our products as consumers spend less time at and money on their homes as the pandemic subsides and, to the extent the pandemic continues to have a negative impact on the economy in general, increased difficulty estimating future market growth and increased overhead or other expenses. Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on us, these measures may not be fully successful. In addition, while governmental and other measures have been relaxed in the United States since the onset of the pandemic, we cannot predict the degree to, or the period over, which we will be affected by the pandemic and such measures, including any impact of such measures being reimposed, whether as a result of increased prevalence of COVID-19 variants or otherwise.

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

In order to maintain and increase our net sales and sustain profitable operations we must produce high-quality products at acceptable manufacturing costs and yields. If we are unable to maintain the quality and performance of our products at acceptable costs, our brand, the market acceptance of our products and our results of operations would suffer. As we regularly modify our product lines and introduce changes to our manufacturing processes or incorporate new raw materials, we may encounter unanticipated issues with product quality or production delays. For example, we have recently introduced products that incorporate larger proportions of reclaimed raw materials, primarily reclaimed polyethylene and PVC, and we expect to further increase the proportions of reclaimed raw materials in our products in the future. While we engage in product testing in an effort to identify and address any product quality issues before we introduce products to market, unanticipated product quality or performance issues may be identified after a product has been introduced and sold.

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

Our business depends on the transportation of both finished goods to our distributors and other customers and the transportation of raw materials to us primarily through the use of flatbed trucks and rail transportation. We rely on third parties for transportation of these items. The availability of these transportation services is subject to various risks, including those associated with supply shortages, change in fuel prices, work stoppages, operating hazards and interstate transportation regulations. In particular, a significant portion of our finished goods are transported by flatbed trucks, which are occasionally in high demand (especially at the end of calendar quarters) and/or subject to price fluctuations based on market conditions and the price of fuel. In fiscal year 2022, we have experienced delays and challenges, including increases to freight and shipping costs and our ability to secure sufficient quantities of flatbed trucks and railcars necessary for our operations, both with respect to our procurement of raw materials and our delivery of our products, and such delays and challenges may result in a material adverse effect on our results of operations to the extent such shortages in transportation services or increases in transportation costs continue or worsen.

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

The competition for skilled manufacturing, sales and other personnel is often intense in the regions in which our manufacturing facilities are located. During 2021, the entire country experienced an overall tightening and increasingly competitive labor market, and the labor market has remained very competitive through our fiscal year 2022. A sustained labor shortage or increased turnover rates within our employee base, caused by COVID-19 or other national or international emergencies, increases in the salaries and wages paid by competing employers, as a result of general macroeconomic factors or otherwise, could lead to increased costs, such as increased overtime to meet demand and increased salaries and wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative consequences, our business, financial condition and results of operations could be adversely affected. In addition, we recently opened a new manufacturing facility in Boise, Idaho, and we have acquired multiple manufacturing facilities during fiscal year 2022. If we are unable to hire or retain skilled manufacturing, sales and other personnel for our new facilities, our ability to execute our business plan, and our results of operations, would suffer.

If we are unable to collect accounts receivable from one or more of our significant distributors, dealers or other customers, our financial condition and operating results could suffer.

We extend credit to our distributors and, to a lesser extent, dealers and other customers, based on an evaluation of their financial condition, and we generally do not require collateral to secure these extensions of credit. The financial health of many of our customers is affected by changes in the economy and the cyclical nature of the building industry. The effects of rising interest rates, reduced home prices and homeowner equity and prospective homebuyer purchasing power and any related economic downturn or protracted or severe economic declines and cyclical downturns from other causes in the building industry, including any long-term effects of COVD-19, may cause our customers to be unable to satisfy their payment obligations, including their debts to us. While we maintain allowances for credit losses, these allowances may not be adequate to provide for actual losses, and our financial condition and results of operation could be materially and adversely affected if our credit losses significantly exceed our estimates.

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

The Sarbanes-Oxley Act requires, among other things, that we evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting. While we were able to determine that our disclosure controls and procedures and internal control over financial reporting were effective as of September 30, 2022, we anticipate that we will continue to expend resources to further improve our internal control over financial reporting.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock. Any failure to maintain effective disclosure controls and procedures and internal control over financial reporting could have an adverse effect on our business and results of operations and financial condition. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, investors may lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

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

Our forecasts of market opportunity and market growth may prove to be inaccurate, and we cannot assure you our business will grow at rates similar to our overall markets, or at all.

Estimates and forecasts of market size and opportunity and of market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts of the size of the markets that we may be able to address and the growth in these markets are subject to many assumptions and may prove to be inaccurate. Further, recent increases in interest rates, reduced home prices and homeowner equity and prospective homebuyer purchasing power, as well as the COVID-19 pandemic, have affected and may continue to materially affect the growth of our markets, and we cannot predict the extent to which those estimates will be affected. Further, we may not be able to address fully the markets that we believe we can address, and we cannot be sure that these markets will grow at historical rates or the rates we expect for the future. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, even if we are able to address the markets that we believe represent our market opportunity and even if these markets experience the growth we expect, we may not be able to grow our business at similar rates, or at all.

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

In addition, climate change and new or revised rules and regulations related thereto, including regulations with respect to greenhouse gas emissions and regulations enacted by the SEC, may impact our business in numerous ways. Climate change and its effects could lead to further increases in raw material prices or their reduced availability due to, for example, increased frequency and severity of extreme weather events and any supply chain disruptions resulting therefrom, and could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending. Also, the SEC is expected to enact broad rules and regulations requiring increased climate change-related disclosure in our periodic reports and other filings with the SEC, and such increased reporting obligations may require us to spend significant resources and divert management attention. We cannot be sure that we will be able to successfully adapt our operations in response to any climate-related changes or comply with any increased reporting obligations in a cost-effective manner, and our business, financial condition and results of operations could be materially and adversely affected.

Applicable environmental, health and safety laws and regulations, and any changes to them or in their enforcement, may require us to make material expenditures with respect to ongoing compliance with, or remediation under, these laws and regulations or require that we modify our products or processes in a manner that increases our costs and/or reduces our profitability. For example, additional pollution control equipment, process changes or other environmental control measures may be needed at our facilities to meet future requirements. In addition, discovery of currently unknown or unanticipated soil or groundwater contamination or other investigations or remedial efforts relating to environmental properties at our properties could result in significant liabilities and costs. Accordingly, we are unable to predict the future costs of compliance with, or liability under, environmental, health and safety laws and regulations.

Our business operations could suffer if we fail to adequately protect our intellectual property rights, and we may experience claims by third parties that we are violating their intellectual property rights.

We rely on trademark and service mark protection to protect our brands, and we have registered or applied to register many of these trademarks and service marks. In particular, we believe the AZEK and AZEK Exteriors brands, the TimberTech brand, the VERSATEX brand, the StruXure brand and the FULL-CIRCLE brand, including FULL-CIRCLE PVC Recycling and FULL-CIRCLE Recycling, are significant to the success of our business. In the event that our trademarks or service marks are successfully challenged and we lose the rights to use those trademarks or service marks, or if we fail to prevent others from using them (or similar marks), we could be forced to rebrand our products and programs, requiring us to devote resources to advertising and marketing new brands. In addition, we cannot be sure that any pending trademark or service mark applications will be granted or will not be challenged or opposed by third parties or that we will be able to enforce our trademark rights against counterfeiters.

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

Any major disruption or failure of our technology systems or our website, or our failure to successfully implement new technology effectively, could adversely affect our business and operations.

We rely on various technology systems, including information technology and operational technology systems, owned by us and third parties, to manage our operations, maintain books and records, record transactions, provide information to management and prepare our financial statements. In addition, we have made a significant investment in our website which we believe is critical for lead generation and is the primary forum through which we interact with end consumers. A failure of our technology systems or our website to operate as expected could disrupt our business and adversely affect our financial condition and results of operations. These systems and our website are vulnerable to damage from hardware failure; fire; power loss; data network and telecommunications failure; loss or corruption of data and impacts of terrorism; natural disasters or other disasters. We may not have sufficient redundant operations to cover a loss or failure in a timely manner. In addition, the operation of these systems and our website are dependent upon third party technologies, systems and services, and support by third party vendors, and we cannot be sure that these third-party systems, services and support will continue to be available to us without interruption. Any damage to our technology systems or website could cause interruptions to our operations that materially adversely affect our ability to meet customers’ requirements, resulting in an adverse impact to our business, financial condition and results of operations. Periodically, these systems and our website need to be expanded, updated or upgraded as our business needs change. We may not be able to successfully implement changes in our technology systems and to our website without experiencing difficulties, which could require significant financial and human resources.

We face cybersecurity risks and risks arising from new regulations governing information security and privacy and may incur increasing costs in an effort to mitigate those risks.

The automated nature of our business and our reliance on digital technologies also makes us a target for, and potentially vulnerable to, cybersecurity attacks, computer malware, computer viruses, social engineering (including phishing and ransomware attacks), general hacking, physical or electronic break-ins, or similar disruptions. In addition, our remote working environment may exacerbate these and other operational risks.  The techniques used to obtain unauthorized, improper or illegal access to our systems, or to disable or degrade service or sabotage systems, are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. Attempts to gain access to our systems or facilities could occur through various means, including, among others, hacking into our or our vendors’ or consumers’ systems, or attempting to fraudulently induce our employees, partners, consumers or others into clicking on a malware link or disclosing usernames, passwords, or other sensitive information, which may in turn be used to access our technology systems.  Such efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect and prevent.  We may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative or remedial measures. We are also subject to the risk that cybersecurity attacks on, or other security incidents affecting, our vendors may adversely affect our business even if an attack or breach does not directly impact our systems. Due to the evolving nature of cybersecurity threats, the scope and impact of any incident cannot be predicted. While we have implemented measures to safeguard our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cybersecurity attacks or security breaches that damage or interrupt access to information systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations which could have a material adverse effect on our business, financial condition and reputation.

In addition to the various technology systems we rely on to manage our operations, maintain books and records, record transactions, provide information to management and prepare our financial statements as described above, we utilize systems and websites that allow for the secure storage and transmission of our proprietary or confidential information and proprietary or confidential information regarding our customers, employees and others, including personal information. All of these systems, including those owned and operated by third parties, are also potential targets for cybersecurity attacks. Data security breaches can occur as a result of a breach by us or our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition to our own databases, we use third-party service providers to store, process and transmit confidential or sensitive information on our behalf. A data security breach could occur in the future either at their location or within their systems that could affect our personal or confidential information. A data security breach may expose us to a risk of loss or misuse of this information, and could result in significant costs to us, which may include, among others, fines and penalties, costs related to remediation, potential costs and liabilities arising from governmental or third-party investigations, proceedings or litigation, diversion of management attention and harm to our reputation. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our business, financial condition and reputation.

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

Our markets are affected by legislative and regulatory policies that promote or do not promote home ownership, such as U.S. federal and state legislative and regulatory policies enacted in response to the COVID-19 pandemic that provided various measures of relief for homeowners, primarily in the form of mortgage payment forbearance for homeowners with federally-backed mortgages, temporary moratoria on foreclosures and evictions and rental assistance. While those relief measures have largely lapsed, it remains uncertain how such relief measures and similar policies enacted in response to the COVID-19 pandemic and other events affecting the U.S. and global economies will continue to impact the U.S. real estate market and the U.S. and global economies generally, and our business, financial condition and results of operations may be materially and adversely affected as a result. Future changes to laws or policies relating to these or similar matters could reduce demand for our products and have a material adverse effect on our business, financial condition and results of operations.

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

We maintain customary insurance policies for businesses of our type, including property, business interruption, product liability and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from interruptions in our production capability or product liability claims relating to the products we manufacture. Consistent with market conditions in the insurance industry, premiums and deductibles for some of our insurance policies have been increasing, sometimes substantially, and may, in the future, increase further. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, our insurers could deny coverage for claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, our business, financial condition or results of operations could be materially adversely affected.

We are subject to litigation and legal proceedings and may be subject to additional litigation, arbitration or legal proceedings in the future.

From time to time, we may be involved in litigation relating to claims arising out of our operations and businesses that cover a wide range of matters, including, among others, contract and employment claims, personal injury claims, product liability claims and warranty claims. The results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation. The results of any such litigation could have a material adverse impact on our business, financial condition, cash flows and results of operations.

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

We, along with our customers and vendors, face the uncertainty in the public and private credit markets and in general economic conditions in the United States and around the world.

In recent years there has been at times disruption and general slowdown of the public and private capital and credit markets in the United States and around the world. Such conditions can adversely affect our revenue, results of operations and overall financial growth. Additionally, many lenders and institutional investors, at times, have reduced funding to borrowers. A constriction on future lending by banks or investors could result in higher interest rates on future debt obligations, restrict our ability to obtain sufficient financing to meet our long-term operational and capital needs or limit our ability in the future to consummate strategic acquisitions. These factors could also negatively impact the ability of our customers and suppliers to finance their operations which, in turn, could result in a decline in our sales and in our ability to obtain necessary raw materials and components, thus potentially having an adverse effect on our business, financial condition, cash flows or results of operations.

The impact of the conflict in Ukraine on the global economy, energy and commodity supplies and raw materials is uncertain and negatively impact our business and operations.

The current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries around the world against Russia have created substantial uncertainty in the global political and economic landscapes. While our operations are primarily within North America and we have no operations in Russia or Ukraine, and we do not have direct exposure to customers and vendors in Russia and Ukraine, we continue to monitor and respond to any adverse impact that such events may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, the conflict has resulted in, and may continue to result in, increased inflation, escalating energy and commodity prices and further constrained availability, and thus increasing costs, of our raw materials and freight. We are unable to fully predict the impact that current and future governmental actions and other events will have on the global economy, our industry or our business, financial condition, results of operations or cash flows. To the extent the conflict in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described in this annual report, such as those relating to our supply chain, volatility in prices of raw materials, scrap and other inputs, cybersecurity, demand for our products and market conditions, any of which could negatively affect our business, financial condition, results of operations or cash flows.

Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition and results of operations.

The previous U.S. administration enacted major changes to certain trade policies, such as the imposition of new or increased tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements, including the North American Free Trade Agreement. For example, the United States has increased tariffs on certain imports from China, as well as on steel and aluminum products imported from various countries. The current U.S. administration has continued various of those trade policies, including tariffs on certain imports from China. Any new or increased tariffs, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. We procure certain of the raw materials we use in the manufacturing of our products directly or indirectly from outside of the United States. The imposition and continuation of tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of raw materials, which could hurt our competitive position and adversely impact our business, financial condition and results of operations.

Risks Relating to Our Indebtedness

Our indebtedness could materially adversely affect our financial condition.

As of September 30, 2022, our total indebtedness was $600.0 million under our first lien credit facility, or the 2022 Term Loan Agreement, and, as described below, we may incur more debt. Our indebtedness could have important consequences to the holders of our Class A common stock, including the following:

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
•

exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the 2022 Term Loan Agreement and our revolving credit agreement, or the Revolving Credit Facility, and, together, with the 2022 Term Loan Agreement, the Senior Secured Credit Facilities, are at variable rates of interest;

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

The 2022 Term Loan Agreement will mature on April 28, 2029, and the Revolving Credit Facility will mature on March 31, 2026. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We may not be able to obtain such financing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material adverse effect on us.

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

If we cannot make scheduled payments on our debt, we will be in default, and the lenders under the Senior Secured Credit Facilities could accelerate the debt, terminate their commitments to loan money, and/or foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

We and our subsidiaries may be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described herein.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the credit agreements that govern the Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. As of September 30, 2022, we had commitments available for borrowing under the Revolving Credit Facility of up to $150.0 million. We also have the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

Because our borrowing capacity under the Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, the amount of commitments may not reflect actual borrowing capacity. In addition, we also have the option to incur incremental term loans under the 2022 Term Loan Agreement in an amount that shall not exceed the sum of (i) the Fixed Incremental Amount, as defined in the 2022 Term Loan Agreement, and (ii) the Ratio Amount, as defined in the 2022 Term Loan Agreement, subject to certain other limitations and conditions set forth in the 2022 Term Loan Agreement. All of those borrowings would be secured by first-priority liens on our property.

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

In addition to cash we generate from our business, our principal existing source of cash is borrowings available under the Revolving Credit Facility. As of September 30, 2022, we had commitments available to be borrowed under the Revolving Credit Facility of up to $150.0 million. We also have the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions. There are limitations on our ability to incur the full $150.0 million of existing commitments under the Revolving Credit Facility. Availability will be limited to the lesser of a borrowing base and $150.0 million. The borrowing base is calculated on a monthly (or more frequent under certain circumstances) valuation of our inventory, accounts receivable and certain cash balances. As a result, our access to credit under the Revolving Credit Facility is potentially subject to significant fluctuation, depending on the value of the borrowing base-eligible assets as of any measurement date. Any inability to borrow under the Revolving Credit Facility may adversely affect our liquidity, financial position and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. For example, the Board of Governors of the Federal Reserve System increased interest rates multiple times in 2022 in response to concerns about inflation, and it may raise interest rates again in the future. Based on amounts outstanding as of September 30, 2022, unhedged, each 100 basis point change in interest rates would result in a $3.0 million change in annual interest expense on our indebtedness under the Senior Secured Credit Facilities. We have and may continue to enter into agreements such as floating for fixed-rate interest rate swaps and or other hedging contracts in order to hedge against interest rate volatility associated with our Senior Secured Credit Facilities. For example, effective November 2022, we entered into interest rate swaps, which swapped $300 million of the principal amount of our 2022 Term Loan Agreement, which was accruing interest at a rate based on SOFR, for fixed rates. However, we may not enter into additional interest rate swaps in the future and, even if we do enter into additional interest rate swaps, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness. Moreover, any swaps or other instruments we have entered into or may enter into may not fully mitigate our interest rate risk. In addition, these agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable.

Changes in benchmark interest rates may adversely affect our earnings and cash flows.

Our indebtedness under our 2022 Term Loan Agreement bears interest at variable interest rates that use the Secured Overnight Financing Rate (“SOFR”) as a benchmark rate. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with the London Inter-Bank Offered Rate (“LIBOR”) under the previous methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it is a rate that does not take into account bank credit risk, as was the case with LIBOR. SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Because of these and other differences, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR.

Further, as of September 30, 2022, our Revolving Credit Facility uses LIBOR as a reference rate such that the interest due to our creditors under this facility is calculated using LIBOR. On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that administers LIBOR) announced that it intends to phase out LIBOR by the end of 2021. In March 2021, ICE Benchmark Administration, the administrator for LIBOR, confirmed its intention to cease publishing one week and two-month USD LIBOR after December 2021 and all remaining USD LIBOR tenors in mid-2023. Concurrently, the U.K Financial Conduct Authority announced the cessation or loss of representativeness of the USD LIBOR tenors from those dates. The Alternative Reference Rates Committee, a group of market participants convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended SOFR as its recommended alternative benchmark rate to replace USD LIBOR. As a result, we may need to renegotiate our Revolving Credit Facility or incur other indebtedness, and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such renegotiated Revolving Credit Facility or such other indebtedness. The Revolving Credit Facility includes provisions intended to provide for the replacement of LIBOR with SOFR or another widely-accepted alternative benchmark rate upon the cessation of LIBOR, with corresponding adjustments to the applicable interest rate margins. However, uncertainty as to the nature of such potential discontinuance, modification, alternative reference rates, adjustments or other reforms could cause the interest rate calculated for the Revolving Credit Facility to be materially different than expected, which could have a material adverse effect on our financing costs. In addition, there is no guarantee that a transition from

LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations and financial condition.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our Class A common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that our stockholders may deem advantageous. In particular, our certificate of incorporation and bylaws:

•

establish a classified board of directors so that not all members are elected at one time, which could delay the ability of stockholders to change the membership of a majority of our board of directors, provided that such classification will be phased out by 2025, such that, following our 2025 annual meeting of stockholders, all directors will be elected annually for one-year terms;

•

permit our board of directors to establish the number of directors and fill any vacancies (including vacancies resulting from an expansion in the size of our board of directors), except in the case of the vacancy of a Sponsor-designated director (in which case the Sponsor that designated the director will be able to fill the vacancy);

•	establish limitations on the removal of directors;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;
•	restrict the forum for certain litigation against us to Delaware;
•	provide that stockholders may not act by written consent, which requires stockholder action to be taken at an annual or special meeting of our stockholders;
•

prohibit stockholders from calling special meetings, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including with respect to the removal of directors; and

•

establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own manufacturing properties throughout the United States. We also lease certain properties from third parties. We are headquartered in Chicago, Illinois and operate 14 manufacturing and recycling facilities in the United States. In alignment with our sustainability values, our Chicago corporate office is located in a 2019 LEED-Certified building. Our Residential segment products are produced primarily at our manufacturing facilities in Scranton, Pennsylvania; Wilmington, Ohio; Aliquippa, Pennsylvania; Boise, Idaho; Eagan, Minnesota; Dahlonega, Georgia; Henderson, Nevada and Mays Landing, New Jersey. Our Commercial segment products are produced primarily at our manufacturing facilities in Scranton, Pennsylvania.

The following table provides details of our properties as of September 30, 2022:

	Owned	Leased
Location	Square Feet	Square Feet
Scranton, PA	617,760	316,400
Wilmington, OH	500,000	404,362
Jeffersonville, OH	—	202,567
Aliquippa, PA	134,153	62,400
Ashland, OH	—	171,950
Eagan, MN	—	112,603
Hudson, WI	—	20,000
Sarasota, FL	—	19,250
Chicago, IL	—	23,222
Boise, ID	—	355,426
Dowagiac, MI	88,184	—
Dahlonega, GA	—	76,684
Dawsonville, GA	—	57,300
Cumming, GA	—	82,460
Henderson, NV	—	75,623
Mays Landing, NJ	—	136,000

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

Holders of Record

As of October 31, 2022, there were approximately 34 stockholders of record of our Class A common stock, although we believe there is a significantly larger number of beneficial owners whose shares are held in street name by brokers and other nominees, and one holder of record of our Class B common stock.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of our Class A common stock in the quarter ended September 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1), (2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1), (2)
July 1, 2022 - July 31, 2022	—	$—	—	$341,532,108
August 1, 2022 - August 31, 2022	942,940	21.22	942,940	321,520,051
September 1, 2022 - September 30, 2022	160,055	18.76	160,055	318,517,083
Total	1,102,995	$20.87	1,102,995

(1)	On May 5, 2022, the Board of Directors authorized us to repurchase up to $400 million of our Class A common stock.
(2)

We repurchased 1,102,995 shares of our Class A common stock on the open market at an average price of $20.87 per share, totaling an approximately $23.0 million reacquisition cost, during the three months ended September 30, 2022.

See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information on Share Repurchase Program.

Dividends

We did not pay any dividends on our common stock during the years ended September 30, 2022 and 2021. We currently intend to retain earnings to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that our board of directors deems relevant.

Performance Graph

The following graph compares the cumulative total return on our Class A common stock since it began trading on the New York Stock Exchange on June 12, 2020 with the cumulative total return of the Russell 3000 Index and the S&P Composite 1500 Building Products Index. The graph assumes, in each case, an initial investment of $100 on June 12, 2020, based on the market price at the end of each month through and including September 30, 2022, and that all dividends paid by companies included in these indices have been reinvested. We did not pay any dividends during the period reflected in the graph.

Comparison of Cumulative Return for AZEK, Inc., Russell 3000 Index and S&P Composite 1500 Building Products Index
250
200
150
100
50
0
6/12/2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
Q4 2022
AZEK
Russell 3000
S&P Composite 1500 Building Products Index

	June 12, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
The AZEK Company Inc.	$100.00	$117.35	$128.21	$141.62	$154.88	$156.39	$134.55	$170.31	$91.49	$61.66	$61.22
Russell 3000 Index	100.00	102.16	111.12	126.95	134.54	145.15	144.53	157.43	148.60	123.28	117.31
S&P Composite 1500 Building Products Index	100.00	103.85	125.90	142.65	166.16	180.29	174.68	206.96	162.81	135.22	137.47

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other sections of this Annual Report, including “Item 1. Business,” and our audited Consolidated Financial Statements and related Notes for the three years ended September 30, 2022, 2021 and 2020, included elsewhere in this Annual Report.

Forward-Looking Statements

This Annual Report contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report, including statements regarding future operations are forward-looking statements. In some cases, forward looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” or the negative of these terms and similar expressions intended to identify forward-looking statements. In particular, statements about potential new products and product innovation, statements regarding the potential impact of climate change and extreme weather events, the COVID-19 pandemic or geopolitical conflicts, such as the conflict between Russia and Ukraine, statements about the markets in which we operate and the economy more generally, including inflation and interest rates, growth of our various markets and growth in the use of engineered products as well as our ability to share in such growth, statements about our ability to source our raw materials in line with our expectations, future pricing for our products or our raw materials and our ability to successfully manage market and interest rate risks and control or reduce costs, statements with respect to our ability to meet future goals and targets, including our environmental, social and governance targets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in the Annual Report are forward-looking statements. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report and in our other SEC filings. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Overview

We are an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable outdoor living products, including TimberTech decking, Versatex and AZEK Trim, and StruXure pergolas. Homeowners are investing in their outdoor spaces and are increasingly recognizing the significant advantages of engineered, long-lasting products, which are converting demand away from traditional materials, particularly wood. Our products transform those outdoor spaces by combining highly appealing aesthetics with significantly lower maintenance costs compared to traditional materials. Our innovative portfolio of Outdoor Living products, including decking, railing, trim, siding, cladding, pergolas and cabanas and accessories, inspires consumers to design outdoor spaces tailored to their unique lifestyle needs. In addition to our leading suite of Outdoor Living products, we sell a broad range of highly engineered products that are sold in commercial markets, including partitions, lockers and storage solutions. One of our core values is to “always do the right thing”. We make decisions according to what is right, not what is the cheapest, fastest or easiest, and we strive to always operate with integrity, transparency and the customer in mind. In furtherance of that value, we are focused on sustainability across our operations and have adopted strategies to enable us to meet the growing demand for environmentally-friendly products. Our businesses leverage a shared technology and U.S.-based manufacturing platform to create products that convert demand from traditional materials to those that are long lasting and low-maintenance, fulfilling our brand commitment to deliver products that are “Beautifully Engineered to Last”.

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

In December 2021, we acquired StruXure Outdoor, LLC, and in August 2022, we acquired INTEX Millwork Solutions, LLC.  The assets acquired and liabilities assumed in connection with these acquisitions were included in our consolidated balance sheet as of September 30, 2022 and in our consolidated statement of comprehensive income (loss) and statement of cash flow beginning from the effective date of the acquisition in December 2021 and August 2022, respectively. The results of operations of StruXure and INTEX are included in our Residential segment.

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

•

Marketing and distribution: Demand for our products is influenced by our efforts to expand and enhance awareness of our premium brands and the benefits of our products as well as to drive continued material conversion. Within our Residential segment, we sell our products through a national network of more than 5,000 dealers, more than 40 distributors and multiple home improvement retailers providing extensive geographic coverage enabling us to effectively serve contractors across the United States and Canada. Within our Commercial segment, we sell our products through a widespread distribution network as well as directly to OEMs. Our customer-focused sales organization generates pull-through demand for our products by driving increased downstream engagement with consumers and key influencers such as architects, builders and contractors and by focusing on strengthening our position with dealers and growing our presence in retail. Our volume of product sales in a given period will be impacted by our ability to raise awareness of our brands and products.

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

Cost of Materials

Raw material costs, including costs of petrochemical resins, reclaimed polyethylene and PVC material, waste wood fiber and aluminum, represent a majority of our cost of sales. The cost of petrochemical resins used in our manufacturing processes has historically varied significantly and has been affected by changes in supply and demand and in the price of crude oil. In addition, the price of reclaimed polyethylene material, waste wood fiber, aluminum, other additives (including modifiers, TiO2 and pigments) and other raw materials fluctuates depending on, among other things, overall market supply and demand and general business conditions. We have long-standing relationships as well as guaranteed supply contracts with some of our key suppliers but, other than certain contracts with prices determined based on the current index price, we have no fixed-price contracts with any of our major vendors. Under our guaranteed supply contracts, the prices are either established annually based on a discount to the then-current market prices or, for purchase orders, based on market rates in effect when the orders become effective. Prices for spot market purchases are negotiated on a continuous basis in line with the market at the time. During fiscal year 2022, we experienced significant increases in the cost of our raw materials due to factors such as global and domestic supply chain disruptions, extreme weather events, the conflict in Ukraine, elevated inflation levels and the ongoing direct and indirect effects of the COVID-19 pandemic. While we seek to mitigate the effects of increases in raw material costs by broadening our supplier base, increasing our use of recycled material and scrap, reducing waste and exploring options for material substitution without sacrificing quality, we anticipate that the increased raw material prices and shortages of raw materials that we experienced in fiscal year 2022 may continue for the foreseeable future. We have not entered into hedges with respect to our raw material costs at this time, but we may choose to enter into such hedges in the future.

Product Mix

We offer a wide variety of products across numerous product lines within our Residential and Commercial segments, and these products are sold at different prices, are composed of different materials and involve varying levels of manufacturing complexity. In any particular period, changes in the volume of particular products sold and the prices of those products relative to other products will impact our average selling price and our cost of sales. For example, the gross margins of our Residential segment have historically exceed the gross margins of our Commercial segment. In addition to the impacts attributable to product mix as between the Residential and Commercial segments, our results of operations are impacted by the relative margins associated with individual products within our Residential and Commercial segments, which vary among products. As we continue to introduce new products at varying price points to compete with products made with wood or other traditional materials across a wide range of prices, our overall gross margins may vary from period to period as a result of changes in product mix and different margins for our higher and lower price point offerings. We may choose to introduce new products with initially lower gross margins with the expectation that those margins will improve over time as we improve our manufacturing efficiency for those products. In addition, our product mix and our gross margins may be impacted by our marketing decisions in a particular period as well as the rebates and incentives that we may extend to our customers in a particular period. We also continue to seek to enhance our gross margins by improving manufacturing efficiency across our operations, including by investing in, and expanding, our recycling capabilities and implementing initiatives to more efficiently use scrap and to reduce waste. Our success in achieving margin improvements through these initiatives may vary due to changes in product mix as different products benefit to different degrees from these initiatives.

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

Conflict in Ukraine

The current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries around the world against Russia continue to create substantial uncertainty in the global political and economic landscapes. While our operations are primarily within North America and we have no operations in Russia or Ukraine, and we do not have direct exposure to customers and vendors in Russia and Ukraine, we are actively monitoring the broader economic impact of the crisis, especially the potential impact of any further disruptions to global supply chains generally and our supply chain in particular, rising commodity and fuel prices, and, in turn, prices of our raw materials, and the impact of an extended economic downturn on our direct and indirect customers. In addition, the U.S. government has reported that U.S. sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks against U.S. companies. These increased threats could pose risks to the security of our information technology systems, as well as the confidentiality, availability and integrity of our or our customers’ data. As the conflict in Ukraine continues, it may also have the effect of heightening many of the other risks described in “Risk Factors” above. We are unable to fully predict the impact that current and future governmental actions will have on the global economy, our industry or our business, financial condition, results of operations or cash flows.

COVID-19

Since the onset of the COVID-19 pandemic, we have been focused on protecting our employees’ health and safety, meeting our customers’ needs as they navigate an uncertain financial and operating environment, working closely with our suppliers to protect our ongoing business operations and rapidly adjusting our short-, medium- and long-term operational plans to proactively and effectively respond to the current and potential future public health crises. We expect that the direct and indirect economic effects of the COVID-19 pandemic will likely continue to affect demand for our products in ways that may be difficult to predict. The global impact of the COVID-19 pandemic continues to evolve, and we continue to monitor the situation closely. The ongoing effects of the COVID-19 pandemic may also have the effect of heightening many of the risks described in “Risk Factors” above.

Acquisitions

Throughout our history, we have made select acquisitions, and we expect to continue to strategically pursue acquisitions to enhance our market position, supplement our product and technology portfolios and increase the diversity of our business. While we select acquisition targets that we think will eventually allow us to maintain or increase our gross and operating margins, acquisitions are often dilutive to margins initially and as we integrate the acquired companies into our overall business.

On August 1, 2022, we acquired INTEX Millwork Solutions, LLC, a New Jersey LLC, or INTEX, for a total purchase price of approximately $25.7 million, subject to customary post-closing working capital adjustments. INTEX is located in Mays Landing, New Jersey and manufactures high-quality railing solutions, column wraps, and pergolas. We financed the acquisition with cash on hand.

On December 29, 2021, we acquired StruXure Outdoor, LLC, a Georgia limited liability company, or StruXure, for a total purchase price of approximately $84.1 million, subject to customary post-closing working capital adjustments. StruXure is located in Dahlonega, Georgia and manufactures customizable outdoor pergolas and cabanas. We financed the acquisition with cash on hand.

Results of Operations

The following tables summarize certain financial information relating to our operating results that have been derived from our audited Consolidated Financial Statements for the years ended September 30, 2022, 2021 and 2020.

	Years Ended September 30,			2022 – 2021 Variance		2021 – 2020 Variance
(U.S. dollars in thousands)	2022	2021	2020	$ Variance	% Variance	$ Variance	% Variance
Net sales	$1,355,586	$1,178,974	$899,259	$176,612	15.0%	$279,715	31.1%
Cost of sales	946,266	789,023	603,209	157,243	19.9%	185,814	30.8%
Gross profit	409,320	389,951	296,050	19,369	5.0%	93,901	31.7%
Selling, general and administrative expenses	279,889	244,205	308,275	35,684	14.6%	(64,070)	(20.8)%
Other general expenses	—	2,592	8,616	(2,592)	(100.0)%	(6,024)	(69.9)%
Loss on disposal of property, plant and equipment	496	1,025	904	(529)	(51.6)%	121	13.4%
Operating income (loss)	128,935	142,129	(21,745)	(13,194)	(9.3)%	163,874	N/M%
Interest expense, net	24,956	20,311	71,179	4,645	22.9%	(50,868)	(71.5)%
Loss on extinguishment of debt	—	—	37,587	—	N/M%	(37,587)	N/M%
Income tax expense (benefit)	28,754	28,668	(8,278)	86	0.3%	36,946	N/M%
Net income (loss)	$75,225	$93,150	$(122,233)	$(17,925)	(19.2)%	$215,383	N/M%

“N/M” indicates the variance as a percentage is not meaningful.

Year Ended September 30, 2022, Compared with Year Ended September 30, 2021

Net Sales

Net sales for the year ended September 30, 2022 increased by $176.6 million, or 15.0%, to $1,355.6 million from $1,179.0 million for the year ended September 30, 2021. The increase was primarily attributable to higher sales in both our Residential and Commercial segments. Net sales for the year ended September 30, 2022 increased for our Residential segment by 11.9% and increased for our Commercial segment by 38.6%, in each case as compared to the prior year.

Cost of Sales

Cost of sales for the year ended September 30, 2022 increased by $157.2 million, or 19.9%, to $946.3 million from $789.0 million for the year ended September 30, 2021, primarily due to increased costs on higher sales volumes and higher costs of raw materials and manufacturing.

During the fourth quarter of fiscal year 2022, we updated the process by which we estimate the value of our inventory. This included updating the assumptions that are used in determining and treating certain capitalized costs, primarily by incorporating the impacts of changes in the amount of recycled content introduced into our products since our last standard costing revaluation. See Note 12 in the Consolidated Financial Statements for additional information.

Gross Profit

Gross profit for the year ended September 30, 2022 increased by $19.4 million, or 5.0%, to $409.3 million from $390.0 million for the year ended September 30, 2021. Gross margin decreased to 30.2% for the year ended September 30, 2022 compared to 33.1% for the year ended September 30, 2021. The decrease in gross profit was driven by higher costs of materials and manufacturing, partially offset by higher sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $35.7 million, or 14.6%, to $279.9 million, or 20.6% of net sales, for the year ended September 30, 2022 from $244.2 million, or 20.7% of net sales, for the year ended September 30, 2021. The increase was primarily attributable to higher employee related expenses and marketing expenses, partially offset by lower stock-based compensation expense.

Interest Expense, net

Interest expense, net, increased by $4.6 million, or 22.9%, to $25.0 million for the year ended September 30, 2022 from $20.3 million for the year ended September 30, 2021. Interest expense increased due to refinancing fees related to our 2022 Term Loan Agreement and higher finance lease interest, partially offset by higher capitalized interest during the year ended September 30, 2022, when compared to the year ended September 30, 2021.

Income Tax Expense (Benefit)

Income tax expense increased by $0.1 million to $28.8 million for the year ended September 30, 2022 compared to an income tax benefit of $28.7 million for the year ended September 30, 2021. The increase in our income tax expense was primarily driven by additional state tax expense.

Net Income (Loss)

Net income decreased by $17.9 million to $75.2 million for the year ended September 30, 2022 compared to net income of $93.2 million for the year ended September 30, 2021, due to the factors described above.

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

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $37.6 million for the year ended September 30, 2020 as a result of the extinguishment of the 2025 Senior Notes and the 2021 Senior Notes. For more information regarding the 2021 Senior Notes and the 2025 Senior Notes, see Note 8 “Debt” to our Consolidated Financial Statements included elsewhere in this Annual Report.

Income Tax Expense (Benefit)

Income tax expense increased by $36.9 million to $28.7 million for the year ended September 30, 2021 compared to an income tax benefit of $8.3 million for the year ended September 30, 2020. The increase in our income tax expense was primarily driven by our pre-tax operating earnings.

Net Income (Loss)

Net income increased by $215.4 million to $93.2 million for the year ended September 30, 2021 compared to net loss of $122.2 million for the year ended September 30, 2020, due to the factors described above.

Segment Results of Operations

We report our results in two segments: Residential and Commercial. The key segment measures used by our chief operating decision maker in deciding how to evaluate performance and allocate resources to each of the segments are Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin. Depending on certain circumstances, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin may be calculated differently, from time to time, than our Adjusted EBITDA and Adjusted EBITDA Margin, which are further discussed under the heading “Selected Consolidated Financial Data—Non-GAAP Financial Measures.” Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin represent measures of segment profit reported to our chief operating decision maker for the purpose of making decisions about allocating resources to a segment and assessing its performance and are determined as disclosed in our Consolidated Financial Statements included elsewhere in this Annual Report consistent with the requirements of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC, 280. We define Segment Adjusted EBITDA as a segment’s net income (loss) before income tax (benefit) expense and by adding to or subtracting therefrom interest expense, net, depreciation and amortization, stock-based compensation costs, asset impairment and inventory revaluation costs, business transformation costs, capital structure transaction costs, acquisition costs, initial public offering costs and certain other costs. Segment Adjusted EBITDA Margin is equal to a segment’s Segment Adjusted EBITDA divided by such segment’s net sales. Corporate expenses, which include selling, general and administrative costs related to our corporate offices, including payroll and other professional fees, are not included in computing Segment Adjusted EBITDA. Such corporate expenses increased by $2.9 million to $62.6 million for the year ended September 30, 2022 from $59.7 million for the year ended September 30, 2021, and increased by $20.1 million to $59.7 million for the year ended September 30, 2021 from $39.6 million for the year ended September 30, 2020.

Residential

The following table summarizes certain financial information relating to the Residential segment results that have been derived from our audited Consolidated Financial Statements for the years ended September 30, 2022, 2021 and 2020.

	Years Ended September 30,			2022 – 2021 Variance		2021 – 2020 Variance
(U.S. dollars in thousands)	2022	2021	2020	$ Variance	% Variance	$ Variance	% Variance
Net sales	$1,168,751	$1,044,126	$771,167	$124,625	11.9%	$272,959	35.4%
Segment Adjusted EBITDA	323,377	314,563	238,060	8,814	2.8%	76,503	32.1%
Segment Adjusted EBITDA Margin	27.7%	30.1%	30.9%	N/A	N/A	N/A	N/A

Net Sales

Net sales of the Residential segment for the year ended September 30, 2022 increased by $124.6 million, or 11.9%, to $1,168.8 million from $1,044.1 million for the year ended September 30, 2021. The increase was attributable to higher net sales related to our Deck, Rail & Accessories and Exteriors businesses. Acquisitions contributed $67.1 million of the increase in net sales for the year ended September 30, 2022.

Net sales of the Residential segment for the year ended September 30, 2021 increased by $273.0 million, or 35.4%, to $1,044.1 million from $771.2 million for the year ended September 30, 2020. The increase was primarily attributable to higher net sales related to our Deck, Rail & Accessories and Exteriors businesses.

Segment Adjusted EBITDA

Segment Adjusted EBITDA of the Residential segment for the year ended September 30, 2022 increased by $8.8 million, or 2.8% to $323.4 million from $314.6 million for the year ended September 30, 2021. The increase was mainly driven by higher sales, increases in pricing and improved manufacturing productivity, mostly offset by higher raw material costs, manufacturing costs and selling, general and administrative expenses.

Segment Adjusted EBITDA of the Residential segment for the year ended September 30, 2021 increased by $76.5 million, or 32.1%, to $314.6 million from $238.1 million for the year ended September 30, 2020. The increase was mainly driven by higher sales, increases in pricing and improved manufacturing productivity, partially offset by higher raw material costs, manufacturing costs and selling, general and administrative expenses.

Commercial

The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our audited Consolidated Financial Statements for the years ended September 30, 2022, 2021 and 2020.

	Years Ended September 30,			2022 – 2021 Variance		2021 – 2020 Variance
(U.S. dollars in thousands)	2022	2021	2020	$ Variance	% Variance	$ Variance	% Variance
Net sales	$186,835	$134,848	$128,092	$51,987	38.6%	$6,756	5.3%
Segment Adjusted EBITDA	40,255	19,323	15,051	20,932	108.3%	4,272	28.4%
Segment Adjusted EBITDA Margin	21.5%	14.3%	11.8%	N/A	N/A	N/A	N/A

Net Sales

Net sales of the Commercial segment for the year ended September 30, 2022 increased by $52.0 million, or 38.6%, to $186.8 million from $134.8 million for the year ended September 30, 2021. The increase was primarily attributable to higher net sales in both our Vycom and Scranton Products businesses.

Net sales of the Commercial segment for the year ended September 30, 2021 increased by $6.8 million, or 5.3%, to $134.8 million from $128.1 million for the year ended September 30, 2020. The increase was primarily attributable to higher net sales in our Vycom business, partially offset by decreased net sales in our Scranton Products business.

Segment Adjusted EBITDA

Segment Adjusted EBITDA of the Commercial segment was $40.3 million for the year ended September 30, 2022, compared to $19.3 million for the year ended September 30, 2021. The increase was driven by higher sales in both the Vycom and Scranton Products businesses.

Segment Adjusted EBITDA of the Commercial segment was $19.3 million for the year ended September 30, 2021 compared to $15.1 million for the year ended September 30, 2020. The increase was driven by higher sales in the Vycom business, pricing and net manufacturing productivity offset by higher raw material costs.

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

	Years Ended September 30,
(U.S. dollars in thousands, except per share amounts)	2022	2021	2020
Non-GAAP Financial Measures:
Adjusted Gross Profit	$512,598	$457,926	$359,066
Adjusted Gross Profit Margin	37.8%	38.8%	39.9%
Adjusted Net Income	$149,268	$152,933	$72,632
Adjusted Diluted EPS	$0.97	$0.98	$0.59
Adjusted EBITDA	$301,040	$274,187	$213,513
Adjusted EBITDA Margin	22.2%	23.3%	23.7%

Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted Gross Profit as gross profit before depreciation and amortization, business transformation costs, acquisition costs and certain other costs as described below. Adjusted Gross Profit Margin is equal to Adjusted Gross Profit divided by net sales. We define Adjusted Net Income as net income (loss) before amortization, stock-based compensation costs, business transformation costs, acquisition costs, initial public offering costs, capital structure transaction costs and certain other costs as described below. We define Adjusted Diluted EPS as Adjusted Net Income divided by weighted average common shares outstanding—diluted, to reflect the conversion or exercise, as applicable, of all outstanding shares of restricted stock awards, restricted stock units and options to purchase shares of our common stock. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax (benefit) expense and depreciation and amortization and by adding to or subtracting therefrom items of expense and income as described below. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by net sales. We believe Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that can vary from company to company depending on, among other things, its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. We also add back depreciation and amortization and stock-based compensation because we do not consider them indicative of our core operating performance. We believe their exclusion facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe that showing gross profit and net income, as adjusted to remove the impact of these expenses, is helpful to investors in assessing our gross profit and net income performance in a way that is similar to the way management assesses our performance. Additionally, EBITDA and EBITDA margin are common measures of operating performance in our industry, and we believe they facilitate operating comparisons. Our management also uses Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance. Management considers Adjusted Gross Profit and Adjusted Net Income and Adjusted Diluted EPS as useful measures because our cost of sales includes the depreciation of property, plant and equipment used in the production of products and the amortization of various intangibles related to our manufacturing processes.

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
•

Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin exclude the expense of amortization of our assets, and Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin also exclude the expense of depreciation of our assets, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future;

•

Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA exclude certain expenses associated with our equity compensation plan, although equity compensation has been, and will continue to be, an important part of our compensation strategy;

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

The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands)	2022	2021	2020
Gross profit	$409,320	$389,951	$296,050
Depreciation and amortization (1)	82,099	67,903	62,276
Inventories (2)	19,297	—	—
Acquisition costs (3)	1,373	—	665
Other costs (4)	509	72	75
Adjusted Gross Profit	$512,598	$457,926	$359,066

	Years Ended September 30,
	2022	2021	2020
Gross margin	30.2%	33.1%	32.9%
Amortization	6.1%	5.7%	6.9%
Inventories	1.4%	0.0%	0.0%
Acquisition costs	0.1%	0.0%	0.1%
Other costs	0.0%	0.0%	0.0%
Adjusted Gross Profit Margin	37.8%	38.8%	39.9%

(1)

Depreciation and amortization for fiscal years 2022, 2021 and 2020 consists of $61.6 million, $46.0 million and $37.6 million, respectively, of depreciation and $20.5 million, $21.9 million and $24.7 million, respectively, of amortization of intangible assets, comprised of intangibles relating to our manufacturing processes.

(2)

During the fourth quarter of fiscal year 2022, we updated the process by which we estimate the value of our inventory. This included updating the assumptions that are used in determining and treating certain capitalized costs, primarily by incorporating the impacts of changes in the amount of recycled content introduced into our products.

(3)	Acquisition costs reflect inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition.
(4)

Other costs include reduction in workforce costs of $0.5 million and $0.1 million for fiscal years 2022 and 2020, respectively and impact of retroactive adoption of ASC 842 leases of $0.1 million for fiscal year 2021.

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands, except per share amounts)	2022	2021	2020
Net income (loss)	$75,225	$93,150	$(122,233)
Amortization (1)	50,537	49,802	55,144
Stock-based compensation costs (2)	6,554	18,746	120,517
Business transformation costs (3)	—	—	594
Acquisition costs (4)	12,851	—	1,596
Initial public offering and secondary offering costs (5)	—	2,592	8,616
Inventories (6)	19,297	—	—
Other costs (7)	3,319	5,192	4,154
Capital structure transaction costs (8)	5,112	—	37,587
Tax impact of adjustments (9)	(23,627)	(16,549)	(33,343)
Adjusted Net Income	$149,268	$152,933	$72,632

	Years Ended September 30,
	2022	2021	2020
Net income (loss) per common share — diluted	$0.49	$0.59	$(1.00)
Amortization	0.33	0.32	0.45
Stock-based compensation costs	0.05	0.12	0.99
Business transformation costs	—	—	—
Acquisition costs	0.08	—	0.01
Initial public offering and secondary offering costs	—	0.02	0.07
Inventories	0.12	—	—
Other costs	0.02	0.03	0.03
Capital structure transaction costs	0.03	—	0.31
Tax impact of adjustments	(0.15)	(0.10)	(0.27)
Adjusted Diluted EPS (10)	$0.97	$0.98	$0.59

(1)	Effective as of September 30, 2020, we revised the definition of Adjusted Net Income to remove depreciation expense. The prior period had been recast to reflect the change.
(2)

Stock-based compensation costs reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.

(3)	Business transformation costs reflect compensation costs related to the transformation of the senior management team of $0.6 million for fiscal year 2020.
(4)

Acquisition costs reflect costs directly related to completed acquisitions of $11.5 million and $0.9 million for fiscal years 2022 and 2020, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $1.4 million and $0.7 million for fiscal years 2022 and 2020, respectively.

(5)	Initial public offering and secondary offering costs includes $1.4 million in fees related to the Secondary offering of our Class A common stock in fiscal year 2020.
(6)

During the fourth quarter of fiscal year 2022, we updated the process by which we estimate the value of our inventory. This included updating the assumptions that are used in determining and treating certain capitalized costs, primarily by incorporating the impacts of changes in the amount of recycled content introduced into our products.

(7)

Other costs reflect costs for legal expenses of $0.9 million, $2.3 million and $0.9 million for fiscal years 2022, 2021 and 2020, respectively, reduction in workforce costs of $1.6 million and $0.4 million for fiscal years 2022 and 2020, respectively, other costs of $0.7 million for fiscal year 2022, impact of the retroactive adoption of ASC 842 leases of $0.5 million for fiscal year 2021, and costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million, $2.4 million and $2.9 million for fiscal years 2022, 2021 and 2020, respectively.

(8)

Capital structure transaction costs include third party costs related to the 2022 Term Loan Agreement of $5.1 million for fiscal year 2022, and loss on extinguishment of debt of $1.9 million for the 2021 Senior Notes and $35.7 million for the 2025 Senior Notes for fiscal year 2020.

(9)	Tax impact of adjustments is based on applying a combined U.S. federal and state statutory tax rate of 24.5% for fiscal years 2022, 2021 and 2022.
(10)

Weighted average common shares outstanding used in computing diluted net income (loss) per common share is 154,517,843, 156,666,394, and 122,128,515 shares for fiscal years 2022, 2021 and 2020, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands)	2022	2021	2020
Net income (loss)	$75,225	$93,150	$(122,233)
Interest expense	24,956	20,311	71,179
Depreciation and amortization	118,533	101,604	99,781
Tax expense (benefit)	28,754	28,668	(8,278)
Stock-based compensation costs	18,105	22,670	120,517
Business transformation costs (1)	—	—	594
Acquisition costs (2)	12,851	—	1,596
Initial public offering and secondary offering costs (3)	—	2,592	8,616
Inventories (4)	19,297	—	—
Other costs (5)	3,319	5,192	4,154
Capital structure transaction costs (6)	—	—	37,587
Total adjustments	225,815	181,037	335,746
Adjusted EBITDA	$301,040	$274,187	$213,513

	Years Ended September 30,
	2022	2021	2020
Net margin	5.5%	7.9%	-13.6%
Interest expense	1.8%	1.7%	7.9%
Depreciation and amortization	8.8%	8.6%	11.1%
Tax expense (benefit)	2.2%	2.5%	-0.9%
Stock-based compensation costs	1.4%	1.9%	13.4%
Business transformation costs	0.0%	0.0%	0.1%
Acquisition costs	0.9%	0.0%	0.2%
Initial public offering and secondary offering costs	0.0%	0.2%	0.9%
Inventories	1.4%	0.0%	0.0%
Other costs	0.2%	0.5%	0.4%
Capital structure transaction costs	0.0%	0.0%	4.2%
Total adjustments	16.7%	15.4%	37.3%
Adjusted EBITDA Margin	22.2%	23.3%	23.7%

(1)	Business transformation costs reflect compensation costs related to the transformation of the senior management team of $0.6 million for fiscal year 2020.
(2)

Acquisition costs reflect costs directly related to completed acquisitions of $11.5 million and $0.9 million for fiscal years 2022 and 2020, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $1.4 million and $0.7 million for fiscal years 2022 and 2020, respectively.

(3)	Initial public offering and secondary offering costs includes $1.4 million in fees related to the Secondary offering of our Class A common stock completed in fiscal year 2020.
(4)

During the fourth quarter of fiscal year 2022, we updated the process by which we estimate the value of our inventory. This included updating the assumptions that are used in determining and treating certain capitalized costs, primarily by incorporating the impacts of changes in the amount of recycled content introduced into our products.

(5)

Other costs reflect costs for legal expenses of $0.9 million, $2.3 million and $0.9 million for fiscal years 2022, 2021 and 2020, respectively, reduction in workforce costs of $1.6 million and $0.4 million for fiscal years 2022 and 2020, respectively, other costs of $0.7 million for fiscal year 2022, impact of the retroactive adoption of ASC 842 leases of $0.5 million for fiscal year 2021, and costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million, $2.4 million and $2.9 million for fiscal years 2022, 2021 and 2020, respectively.

(6)	Capital structure transaction costs include loss on extinguishment of debt of $1.9 million for the 2021 Senior Notes and $35.7 million for the 2025 Senior Notes for fiscal year 2020.

Liquidity and Capital Resources

Liquidity Outlook

Our primary cash needs are to fund working capital, capital expenditures, debt service and any acquisitions we may undertake. As of September 30, 2022, we had cash and cash equivalents of $120.8 million and total indebtedness of $600.0 million. CPG International LLC, our direct, wholly owned subsidiary, had approximately $147.2 million available under the borrowing base of our

Revolving Credit Facility for future borrowings as of September 30, 2022. CPG International LLC has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

On September 30, 2013, our subsidiary, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC, a limited liability company formed to effect the acquisition of CPG International LLC), Deutsche Bank AG New York Branch, as administrative agent and collateral agent, or the Revolver Administrative Agent, and the lenders party thereto entered into the Revolving Credit Facility. The Revolving Credit Facility provides for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a specified percentage of eligible accounts receivable and inventory, less reserves that may be established by the Revolver Administrative Agent in the exercise of its reasonable credit judgment. As of September 30, 2022 and 2021, CPG International LLC had no outstanding borrowings under the Revolving Credit Facility and had $2.8 million and $3.3 million, respectively, of outstanding letters of credit held against the Revolving Credit Facility. As of September 30, 2022 and 2021, CPG International LLC had approximately $147.2 million and $146.7 million, respectively, available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $120.8 million and $250.5 million, respectively. Because our borrowing capacity under the Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, the amount available under the borrowing base may not reflect actual borrowing capacity under the Revolving Credit Facility.

Cash Uses

Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, share repurchases, and, if market conditions warrant, making select acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.

Cash Flows

	Years Ended September 30,			2022 – 2021 Variance		2021 – 2020 Variance
(U.S. dollars in thousands)	2022	2021	2020	$ Variance	% Variance	$ Variance	% Variance
Net cash provided by (used in) operating activities	$105,835	$207,679	$98,361	$(101,844)	(49.0)%	$109,318	111.1%
Net cash provided by (used in) investing activities	(280,176)	(175,073)	(113,794)	(105,103)	60.0%	(61,279)	53.9%
Net cash provided by (used in) financing activities	44,622	2,918	124,498	41,704	1429.2%	(121,580)	(97.7)%
Net increase (decrease) in cash	$(129,719)	$35,524	$109,065	$(165,243)	N/M%	$(73,541)	N/M%

“N/M” indicates the variance as a percentage is not meaningful.

Year Ended September 30, 2022, Compared with Year Ended September 30, 2021

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $105.8 million and $207.7 million for the years ended September 30, 2022 and 2021, respectively. The $101.8 million decrease in cash provided by operating activities is primarily related to the increase in inventory and decrease in accounts payable compared to the year ended September 30, 2021.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $280.2 million and $175.1 million for the years ended September 30, 2022 and 2021, respectively. The $105.1 million decrease in cash provided by investing activities is primarily related to acquisitions completed during the year ended September 30, 2022, as compared to the year ended September 30, 2021.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $44.6 million and $2.9 million for the years ended September 30, 2022 and 2021, respectively. Net cash provided by financing activities for the year ended September 30, 2022 consisted of cash received from the 2022 Term Loan Agreement of $595.5 million, repayments for the Term Loan Agreement of $467.7 million and treasury stock repurchases of $81.5 million, as compared to the year ended September 30, 2021, which primarily consisted of proceeds from the exercise of stock options.

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

During the three months ended June 30, 2022, we repurchased 504,669 shares of our Class A common stock on the open market at an average price of $16.76 per share, totaling an approximately $8.5 million reacquisition cost. During the three months ended September 30, 2022, we repurchased an additional 1,102,995 shares of our Class A common stock on the open market at an average price of $20.87 per share, totaling an approximately $23.0 million reacquisition cost.

As of September 30, 2022, we had approximately $318.5 million available for repurchases under the share repurchase program.

See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information.

Year Ended September 30, 2021, Compared with Year Ended September 30, 2020

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $207.7 million and $98.4 million for the years ended September 30, 2021 and 2020, respectively. The $109.3 million increase in cash provided by operating activities is primarily related to the increase in net income over the year ended September 30, 2020.

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

Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities was $2.9 million and $124.5 million for the years ended September 30, 2021 and 2020, respectively. Net cash provided by financing activities for the year ended September 30, 2021 consisted of proceeds of cash received from the exercise of stock options, offset by debt fees paid to third parties, as compared to the year ended September 30, 2020, which consisted of proceeds from our IPO, net of related costs, our issuance of the 2025 Senior Notes and the Revolving Credit Facility, offset by our redemption of the 2025 Senior Notes and the 2021 Senior Notes, debt payments and redemptions of capital contributions.

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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of September 30, 2022 and 2021, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

We also have the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

Term Loan Agreements

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

We have the right to arrange for incremental term loans under the 2022 Term Loan Agreement in an amount that shall not exceed the sum of (i) the Fixed Incremental Amount, as defined in the 2022 Term Loan Agreement, and (ii) the Ratio Amount, as defined in the 2022 Term Loan Agreement.

Restrictions on Dividends

The Senior Secured Credit Facilities each restrict payments of dividends unless certain conditions, as provided in the Revolving Credit Facility or the 2022 Term Loan Agreement, as applicable, are met.

Contingent Commitments

We have contractual commitments for purchases of certain minimum quantities of raw materials at index-based prices, and non-cancelable capital and operating leases, outstanding letters of credit and fixed asset purchase commitments. For a description of our contractual obligations and commitments, see Notes 8 “Debt”, 10 “Leases” and 18 “Commitments and Contingencies” to our Consolidated Financial Statements included elsewhere in this Annual Report.

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

Revenue Recognition

Our Residential segment generates revenue from the sale of our innovative, low-maintenance, sustainable Outdoor Living products, including decking, railing, trim, moulding, pergolas and accessories. Our Commercial segment generates revenue from the sale of sustainable low-maintenance privacy and storage solution products and highly engineered plastic sheet products.

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

Customer contracts are typically fixed price and short-term in nature. The transaction price is based on the product specifications and is determined at the time of order. We do not engage in contracts greater than one year, and therefore do not have any incremental costs capitalized as of September 30, 2022 or September 30, 2021.

We may offer various sales incentive programs throughout the year. We estimate the amount of sales incentive to allocate to each performance obligation, or product shipped, using the most-likely-amount method of estimation, based on sales to the direct customer or sell-through customer. The estimate is updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as part of net revenue in the period in which the change occurs under the cumulative catch-up method. In addition to sales incentive programs, we may offer a payment discount, if payments are received within 30 days. We estimate the payment discount that we determine will be taken by the customer based on prior history and using the most-likely-amount method of estimation. We believe the most-likely-amount method best predicts the amount of consideration to which we will be entitled. The payment discounts are also reflected as part of net revenue. The total amount of incentives was $105.8 million, $92.5 million and $63.1 million for the years ended September 30, 2022, 2021 and 2020, respectively.

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

No impairments were recorded during the year ended September 30, 2022 as the estimated fair value substantially exceeded the carrying value for all reporting units.

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

Stock-Based Compensation Expense

We recognized $18.1 million, $22.7 million and $120.5 million in stock-based compensation expense during the years ended September 30, 2022, 2021 and 2020, respectively. The stock-based compensation expense recognized in fiscal year 2020 is primarily a result of the vesting of performance-based equity awards due to the Sponsors receiving sufficient proceeds from our secondary offering completed in September 2020. As of September 30, 2022, we had not yet recognized compensation cost on unvested stock-based awards of $28.5 million, with a weighted average remaining recognition period of 1.9 years.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit (expense) to be recorded. The actual benefits (expense) ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of September 30, 2022 and 2021, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $0.8 million and $1.0 million, respectively.

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

Based on our public float calculation at March 31, 2021, we were deemed a Large Accelerated Filer under the U.S. Securities and Exchange Commission guidelines and ceased to qualify as an EGC effective September 30, 2021. The loss of EGC status resulted in losing the reporting exemptions noted above, and in particular required our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting as of and for the year ended September 30, 2021 under Section 404(b) of the Sarbanes-Oxley Act.

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

On October 1, 2021, we adopted ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and clarifying and amending existing guidance. The adoption of the standard did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the Revolving Credit Facility. As of September 30, 2022 and 2021, we had $600.0 million outstanding under the 2022 Term Loan Agreement and $467.7 million outstanding under the Term Loan Agreement, respectively, and $0.0 million and $0.0 million outstanding amounts under the Revolving Credit Facility, respectively. The 2022 Term Loan Agreement, Term Loan Agreement and Revolving Credit Facility bear, or, in the case of the Term Loan Agreement, bore, interest at variable rates. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. For example, the Board of Governors of the Federal Reserve System increased interest rates multiple times in 2022 in response to concerns about inflation, and it may raise interest rates again in the future.. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities as of September 30, 2022, 2021 and 2020, would have increased or decreased, respectively, annual cash interest by approximately $3.0 million, $4.7 million and $4.7 million, respectively.

We have and may continue to enter into agreements such as floating for fixed-rate interest rate swaps and other hedging contracts in order to hedge against interest rate volatility associated with our Senior Secured Credit Facilities. For example, effective November 2022, we entered into interest rate swaps, which swapped $300 million of the principal amount under our 2022 Term Loan which was accruing interest at a rate based on SOFR for a fixed rate. We do not intend or expect to enter into interest rate swaps or other derivative transactions for speculative purposes. In the future, in order to manage our interest rate risk, we may refinance our existing debt.

Credit Risk

As of September 30, 2022 and 2021, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of products primarily to established distributors inside of the United States. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed. As of September 30, 2022, two customers each represented more than 10% of gross trade receivables: Customer A was 14.8% and Customer B was 10.6%. As of September 30, 2021, three customers each represented more than 10% of gross trade receivables: Customer A was 10.3%, Customer B was 11.5% and Customer C was 12.7%.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2022, using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of September 30, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of September 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2023 annual meeting of shareholders, or the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2022 fiscal year, and is herein incorporated by reference.

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

Item 11. Executive Compensation.

The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2022 fiscal year, and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2022 fiscal year, and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2022 fiscal year, and is herein incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2022 fiscal year, and is herein incorporated by reference.

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
Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of The AZEK Company Inc.	8-K	3.2	03/10/2022	001-39322

3.2	Amended and Restated Bylaws of The AZEK Company Inc.	8-K	3.3	03/10/2022	001-39322

4.1	Stockholders Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.1	08/14/2020	001-39322

4.2	Registration Rights Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.2	08/14/2020	001-39322

4.3	Description of Registrant’s Securities	10-K	4.3	11/23/2021	001-39322

10.1	Amended and Restated Revolving Credit Agreement, dated as of March 9, 2017, by and among CPG International LLC, Barclays Bank PLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, TD bank, N.A. and The Huntington National Bank, as co-documentation agents, Deutsche Bank AG New York Branch as administrative and collateral agent and the lenders party thereto	S-1	10.1	02/07/2020	333-236325

10.2	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of June 5, 2020, among CPG International LLC, CPG Newco LLC, the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent	S-1/A	10.45	06/08/2020	333-236325

10.3	Second Amendment to Amended and Restated Revolving Credit Agreement, dated as of August 12, 2020, among CPG International LLC, The AZEK Company Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent	S-1	10.3	09/08/2020	333-248660

10.4	Third Amendment dated March 31, 2021 to Amended and Restated Revolving Credit Agreement dated as of March 9, 2017, among Borrower, the Company, the lenders party hereto and the Agent.	10-Q	10.2	05/14/2021	001-39322

10.5	ABL Guarantee and Collateral Agreement, dated as of September 30, 2013, by and among CPG Merger Sub LLC, each other subsidiary of CPG Newco LLC party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent	S-1	10.2	02/07/2020	333-236325

10.6	Credit Agreement dated as of April 28, 2022, among CPG International LLC, the lenders party thereto and Bank of America, N.A, as administrative and collateral agent	8-K	10.1	05/03/2022	001-39322

10.7	Term Loan Guarantee and Collateral Agreement, dated as of April 28, 2022, among CPG International LLC, each of CPG International LLC’s subsidiaries identified therein and Bank of America, N.A. as administrative and collateral agent	8-K	10.2	05/03/2022	001-39322

10.8	Intercreditor Agreement, dated as of April 28, 2022, among Deutsche Bank, as ABL Agent, Bank of America, N.A., as Term Loan Agent, CPG International LLC, The AZEK Company Inc., and each of CPG International LLC’s subsidiaries identified therein	8-K	10.3	05/03/2022	001-39322

10.9†	Form of Indemnification Agreement	S-1	10.23	02/07/2020	333-236325

10.10†	Employment Agreement, dated as of May 26, 2016, by and between CPG International LLC and Jesse Singh	S-1	10.24	02/07/2020	333-236325

10.11†	Employment Offer Letter, dated as of September 20, 2017, by and between CPG International LLC and Jonathan Skelly	S-1	10.27	02/07/2020	333-236325

10.12†	Employment Agreement, dated as of July 14, 2021, by and between CPG International LLC and Peter Clifford	8-K	10.1	07/19/2021	001-39322

10.13†	The AZEK Company Inc. 2020 Omnibus Incentive Compensation Plan	S-1	10.36	09/08/2020	333-248660

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

10.14†	Form of Restricted Stock Grant (Replacement Award for AOT Building Products, L.P. Profits Interests)	S-1	10.37	09/08/2020	333-248660

10.15†	Form of Nonqualified Stock Option Grant (Option Award for AOT Building Products, L.P. Profits Interests)	S-1	10.38	09/08/2020	333-248660

10.16†	Form of IPO Nonqualified Stock Option Award Agreement (Chair IPO Award)	S-1	10.39	09/08/2020	333-248660

10.17†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors	10-K	10.20	11/23/2021	001-39322

10.18†	Form of Time-Based Restricted Stock Unit Award Agreement (Mr. Skelly IPO Award)	S-1	10.39	02/07/2020	333-236325

10.19*†	Form of Time-Based Restricted Stock Unit Award Agreement (2020 Awards)

10.20†	Form of Performance-Based Restricted Stock Unit Award Agreement (2020 Awards)	10-K	10.22	11/23/2021	001-39322

10.21†	Form of Nonqualified Stock Option Award Agreement (2020 Awards)	10-K	10.23	11/23/2021	001-39322

10.22†	Form of Time-Based Restricted Stock Unit Award Agreement (2021 and 2022 Awards)	10-K	10.24	11/23/2021	001-39322

10.23†	Form of Performance-Based Restricted Stock Unit Award Agreement (2021 and 2022 Awards)	10-K	10.25	11/23/2021	001-39322

10.24†	Form of Nonqualified Stock Option Award Agreement (2021 and 2022 Awards)	10-K	10.26	11/23/2021	001-39322

10.25†	Chairman IPO Award Letter Agreement, dated February 5, 2020, between CPG Newco LLC and Gary Hendrickson	S-1	10.41	02/07/2020	333-236325

10.26†	Form of Special Bonus Agreement	S-1/A	10.42	05/29/2020	333-236325

10.27†	Form of Amendment 1 to Special Bonus Agreement	S-1/A	10.43	05/29/2020	333-236325

10.29†	Key Employee Bonus Plan	10-K	10.31	11/23/2021	001-39322

10.30†	Form of Non-Employee Director Compensation Deferral Election Form	10-K	10.32	11/23/2021	001-39322

21.1*	Subsidiaries of the Registrant

23*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The AZEK Company Inc.

Date: November 29, 2022	By:	/s/ Jesse Singh
Jesse Singh
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jesse Singh	Chief Executive Officer, President and Director	November 29, 2022
Jesse Singh	(Principal Executive Officer)

/s/ Peter Clifford	Senior Vice President and Chief Financial Officer	November 29, 2022
Peter Clifford	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gary Hendrickson	Chairman of the Board of Directors	November 29, 2022
Gary Hendrickson

/s/ Sallie B. Bailey	Director	November 29, 2022
Sallie B. Bailey

/s/ Fumbi Chima	Director	November 29, 2022
Fumbi Chima

/s/ Howard Heckes	Director	November 29, 2022
Howard Heckes

/s/ Natasha Li	Director	November 29, 2022
Natasha Li

/s/ Vernon J. Nagel	Director	November 29, 2022
Vernon J. Nagel

/s/ Ashfaq Oadri	Director	November 29, 2022
Ashfaq Qadri

/s/ Bennett Rosenthal	Director	November 29, 2022
Bennett Rosenthal

/s/ Brian Spaly	Director	November 29, 2022
Brian Spaly

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The AZEK Company Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The AZEK Company Inc. and its subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Quantitative Goodwill Impairment Assessment

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $994.0 million as of September 30, 2022. Management tests goodwill for impairment annually during the fourth fiscal quarter ended September 30 or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below the carrying amount. The impairment evaluation may begin with a qualitative assessment, or the Company may proceed to a quantitative assessment to determine if goodwill is impaired. Management completed the annual goodwill impairment tests as of August 1, 2022, using a qualitative assessment for five reporting units and a quantitative assessment for one of the reporting units. In performing the quantitative test, management measures the fair value of the reporting units using an income-based approach and relevant data available through the testing date. Under the income approach, fair value is determined using a discounted cash flow method, projecting future cash flows of the reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. The key assumptions and factors used in this approach include, but are not limited to, revenue growth rates and profit margins based on internal Company forecasts, discount rates, perpetuity growth rates, future capital expenditures, and working capital requirements.

The principal considerations for our determination that performing procedures relating to the quantitative goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting unit; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to profit margins.

 Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the quantitative goodwill impairment assessment, including controls over the valuation of the one reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value of the one reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of the underlying data used in the method; and (iv) evaluating the reasonableness of the significant assumption used by management related to profit margins. Evaluating management’s assumptions related to profit margins involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

November 29, 2022

We have served as the Company’s auditor since 2010.

The AZEK Company Inc.

Consolidated Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	As of September 30,
	2022	2021
ASSETS:
Current assets:
Cash and cash equivalents	$120,817	$250,536
Trade receivables, net of allowances	90,159	77,316
Inventories	299,905	188,888
Prepaid expenses	17,212	14,212
Other current assets	2,501	1,446
Total current assets	530,594	532,398
Property, plant and equipment, net	517,913	391,012
Goodwill	993,995	951,390
Intangible assets, net	245,835	242,572
Other assets	94,754	70,462
Total assets	$2,383,091	$2,187,834
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$48,987	$69,474
Accrued rebates	50,479	44,339
Accrued interest	4,436	72
Current portion of long-term debt obligations	6,000	—
Accrued expenses and other liabilities	72,589	56,522
Total current liabilities	182,491	170,407
Deferred income taxes	65,195	46,371
Long-term debt — less current portion	584,879	464,715
Other non-current liabilities	106,083	79,177
Total liabilities	$938,648	$760,670
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at September 30, 2022 and September 30, 2021, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,157,220 shares issued at September 30, 2022, and 154,866,313 issued at September 30, 2021	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at September 30, 2022 and September 30, 2021	—	—
Additional paid-in capital	1,630,378	1,615,236
Accumulated deficit	(113,002)	(188,227)
Treasury stock, at cost, 4,116,570 shares at September 30, 2022 and 0 shares at September 30, 2021	(73,088)	—
Total stockholders’ equity	1,444,443	1,427,164
Total liabilities and stockholders’ equity	$2,383,091	$2,187,834

The accompanying notes are an integral part of these Consolidated Financial Statements.

The AZEK Company Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars, except for share and per share amounts)

	Years Ended September 30,
	2022	2021	2020
Net sales	$1,355,586	$1,178,974	$899,259
Cost of sales	946,266	789,023	603,209
Gross profit	409,320	389,951	296,050
Selling, general and administrative expenses	279,889	244,205	308,275
Other general expenses	—	2,592	8,616
Loss on disposal of plant, property and equipment	496	1,025	904
Operating income (loss)	128,935	142,129	(21,745)
Other expenses:
Interest expense	24,956	20,311	71,179
Loss on extinguishment of debt	—	—	37,587
Total other expenses	24,956	20,311	108,766
Income (loss) before income taxes	103,979	121,818	(130,511)
Income tax expense (benefit)	28,754	28,668	(8,278)
Net income (loss)	$75,225	$93,150	$(122,233)
Net income (loss) per common share:
Basic	$0.49	$0.61	$(1.01)
Diluted	$0.49	$0.59	$(1.01)
Comprehensive income (loss)	$75,225	$93,150	$(122,233)
Weighted average shares used in calculating net income (loss) per common share:
Basic	153,510,110	153,777,859	120,775,717
Diluted	154,517,843	156,666,394	120,775,717

The accompanying notes are an integral part of these Consolidated Financial Statements.

The AZEK Company Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. dollars, except for share amounts)

	Common Stock				Treasury Stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance — September 30, 2019	75,093,778	$75	33,068,963	$33	$—	$—	$652,493	$(162,578)	$490,023
Adoption of ASU 2016-16	—	—	—	—	—	—	—	1,336	1,336
Net loss	—	—	—	—	—	—	—	(122,233)	(122,233)
Member contributions prior to initial public offering	—	—	—	—	—	—	1,500	—	1,500
Member redemptions prior to initial public offering	—	—	—	—	—	—	(3,553)	—	(3,553)
Conversion of profits interests into common shares	8,235,299	9	—	—	—	—	(9)	—	—
Net proceeds from initial public offering	38,237,500	38	—	—	—	—	819,652	—	819,690
Conversion of Class B common stock into Class A common stock	33,068,863	33	(33,068,863)	(33)	—	—	—	—	—
Exercise of vested stock options	1,800	—	—	—	—	—	41	—	41
Stock-based compensation	—	—	—	—	—	—	117,084	—	117,084
Balance — September 30, 2020	154,637,240	$155	100	$—	—	$—	$1,587,208	$(283,475)	$1,303,888
Adoption of ASU 2016-02	—	—	—	—	—	—	—	2,098	2,098
Net income	—	—	—	—	—	—	—	93,150	93,150
Stock-based compensation	—	—	—	—	—	—	22,250	—	22,250
Vesting of restricted stock	14,681	—	—	—	—	—	—	—	—
Exercise of vested stock options	260,338	—	—	—	—	—	5,988	—	5,988
Cancellation of restricted stock awards	(45,946)	—	—	—	—	—	—	—	—
IPO costs	—	—	—	—	—	—	(210)	—	(210)
Balance – September 30, 2021	154,866,313	$155	100	$—	—	$—	$1,615,236	$(188,227)	$1,427,164
Net income	—	—	—	—	—	—	—	75,225	75,225
Stock-based compensation	—	—	—	—	—	—	17,971	—	17,971
Exercise of vested stock options	260,649	—	—	—	—	—	5,995	—	5,995
Cancellation of restricted stock awards	(16,425)	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	46,683	—	—	—	—	—	(429)	—	(429)
Treasury stock purchases	—	—	—	—	4,116,570	$(73,088)	(8,395)	—	(81,483)
Balance – September 30, 2022	155,157,220	$155	100	$—	4,116,570	$(73,088)	$1,630,378	$(113,002)	$1,444,443

The accompanying notes are an integral part of these Consolidated Financial Statements.

The AZEK Company Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Years Ended September 30,
	2022	2021	2020
Operating activities:
Net income (loss)	$75,225	$93,150	$(122,233)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation expense	67,996	51,802	44,637
Amortization expense	50,537	49,802	55,144
Non-cash interest expense	5,638	3,110	6,994
Non-cash lease expense	(275)	(88)	—
Deferred income tax expense (benefit)	19,684	25,529	(10,110)
Non-cash compensation expense	27,512	22,250	117,084
Loss on disposition of property, plant and equipment	496	1,025	904
Bad debt provision	290	342	512
Loss on extinguishment of debt	—	—	37,587
Changes in operating assets and liabilities:
Trade receivables	(8,545)	(6,772)	(17,656)
Inventories	(97,459)	(58,819)	(12,146)
Prepaid expenses and other current assets	(4,300)	(5,892)	1,035
Accounts payable	(32,146)	16,071	(4,361)
Accrued expenses and interest	(1,345)	14,910	2,664
Other assets and liabilities	2,527	1,259	(1,694)
Net cash provided by (used in) operating activities	105,835	207,679	98,361
Investing activities:
Purchases of property, plant and equipment	(170,938)	(175,119)	(95,594)
Proceeds from sale of property, plant and equipment	649	46	253
Purchases of intangible assets	(1,500)	—	—
Acquisitions, net of cash acquired	(108,387)	—	(18,453)
Net cash provided by (used in) investing activities	(280,176)	(175,073)	(113,794)
Financing activities:
Proceeds from initial public offering, net of related costs	—	—	820,467
Proceeds from 2025 Senior Notes	—	—	346,500
Redemption of 2021 and 2025 Senior Notes	—	—	(665,000)
Payments of debt extinguishment costs related to 2021 and 2025 Senior Notes	—	—	(24,938)
Proceeds under Revolving Credit Facility	40,000	—	129,000
Payments under Revolving Credit Facility	(40,000)	—	(129,000)
Payments on long-term debt obligations	—	—	(341,958)
Payments of financing fees related to Term Loan Agreement	—	(939)	—
Payments of Term Loan Agreement	(467,654)	—	—
Payments of debt issuance costs related to 2025 Senior Notes	—	—	(7,754)
Proceeds from 2022 Term Loan Agreement	595,500	—	—
Payments of debt issuance costs related to 2022 Term Loan Agreement	(3,442)	—	—
Repayments of finance lease obligations	(3,865)	(1,921)	(807)
Payments of initial public offering related costs	—	(210)	—
Redemption of capital contributions prior to initial public offering	—	—	(3,553)
Capital contributions prior to initial public offering	—	—	1,500
Exercise of vested stock options	5,995	5,988	41
Cash paid for shares withheld for taxes	(429)	—	—
Purchases of treasury stock	(81,483)	—	—
Net cash provided by (used in) financing activities	44,622	2,918	124,498
Net increase (decrease) in cash and cash equivalents	(129,719)	35,524	109,065
Cash and cash equivalents at beginning of period	250,536	215,012	105,947
Cash and cash equivalents at end of period	$120,817	$250,536	$215,012
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$14,899	$17,119	$76,670
Cash paid for income taxes, net	10,549	4,620	1,376
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$29,562	$16,177	$2,089
Property, plant and equipment acquired under finance lease obligations	—	—	966
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	33,400	57,817	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

The AZEK Company Inc.

Notes to Consolidated Financial Statements

(In thousands of U.S. dollars, unless otherwise specified)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The AZEK Company Inc. (the “Company”) is a Delaware corporation that holds all of the limited liability company interests in CPG International LLC, the entity which directly and indirectly holds all of the equity interests in the operating subsidiaries. The Company is a leading manufacturer of premium, low-maintenance building products for residential, commercial and industrial markets. The Company’s products include trim, decking, porch, moulding, railing, pergolas, bathroom and locker systems, as well as extruded plastic sheet products and other non-fabricated products for special applications in industrial markets. The Company operates in various locations throughout the United States. AZEK is a brand name for residential products while the commercial products are branded under the brand names Celtec, Playboard, Seaboard, Flametec, Designboard, Cortec, Sanatec, Scranton Products, Aria Partitions, Eclipse Partitions, Hiny Hiders, Tufftec Lockers and Duralife Lockers.

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

In conjunction with the Company’s conversion from a limited liability company into a corporation (the “Corporate Conversion”) prior to the closing of the IPO, the Company effected a unit split of its then-outstanding limited liability company unit and then converted the units on a one-to-one basis into shares of capital stock of the Company, including shares of Class A common stock and Class B common stock. In connection with the closing of the IPO, the Company issued additional shares of its Class A common stock, options to purchase shares of Class A common stock and certain other equity awards to its indirect equity holders prior to the IPO and certain of its officers and employees. All share and per share information presented in the Consolidated Financial Statements has been retroactively adjusted for all periods presented for the effects of the unit split converted to stock. Refer to Note 13 and 14 for additional information.

Secondary Offerings

On September 15, 2020, the Company completed an offering of 28,750,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriters of their option to purchase up to 3,750,000 additional shares of Class A common stock, at a public offering price of $33.25 per share. The shares were sold by certain stockholders of the Company (the “Selling Stockholders”). The Company did not receive any of the proceeds from the sale of the shares by the Selling Stockholders. The estimated offering expenses of approximately $1.4 million is payable by the Company and recorded in “Other general expenses” within the Consolidated Statements of Comprehensive Income (Loss). Immediately subsequent to the closing of the secondary offering, Class B common stockholders converted 33,068,863 shares of Class B common stock into Class A common stock. In addition, the secondary offering triggered a change in performance criteria, in which certain performance-vested restricted stock awards and stock options vested as a result of the secondary offering. Refer to Note 13 and 14 for additional information.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates include revenue recognition, reserves for excess inventory, inventory obsolescence, inventory valuation, product warranties, customer rebates, stock-based compensation, litigation, income taxes, contingent consideration, goodwill and intangible asset valuation and accounting for long-lived assets. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Actual results may differ from estimated amounts. Estimates are revised as additional information becomes available.

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

Revenue Recognition

The Company sells its products to residential and commercial markets. The Company’s Residential segment principally generates revenue from the manufacture and sale of its premium, low-maintenance composite decking, railing, trim, moulding, pergolas and cabanas and accessories. The Company’s Commercial segment generates revenue from the sale of its partition and locker systems along with plastic sheeting and other non-fabricated products for special applications in industrial markets.

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

Customer contracts are typically fixed price and short-term in nature. The transaction price is based on the product specifications and is determined at the time of order. The Company does not engage in contracts greater than one year, and therefore does not have any incremental costs capitalized as of September 30, 2022 or September 30, 2021. The Company may offer various sales incentive programs throughout the year. It estimates the amount of sales incentive to allocate to each performance obligation, or product shipped, using the most-likely-amount method of estimation, based on sales to the direct customer or sell-through customer. The estimate is updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as part of net revenue in the period in which the change occurs under the cumulative catch-up method. In addition to sales incentive programs, the Company may offer a payment discount, if payments are received within 30 days. The Company estimates the payment discount that it believes will be taken by the customer based on prior history and using the most-likely-amount method of estimation. The Company believes the most-likely-amount method best predicts the amount of consideration to which it will be entitled. The payment discounts are also reflected as part of net revenue. The total amount of incentives were $105.8 million, $92.5 million and $63.1 million for the years ended September 30, 2022, 2021 and 2020, respectively.

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance.

Earnings Per Share

Basic net income per common share is computed based on the weighted average number of common shares outstanding. Potentially dilutive shares are included in the diluted per-share calculations using the treasury stock method for the periods in fiscal year 2020 when the effect of their inclusion is dilutive. Refer to Note 16 for additional information.

Advertising Costs

Advertising costs primarily relate to trade publication advertisements, cooperative advertising, product brochures and samples. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Consolidated Statements of Comprehensive Income (Loss). Total advertising expenses were approximately $52.5 million, $37.8 million and $33.2 million for the years ended September 30, 2022, 2021 and 2020, respectively.

Research and Development Costs

Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Consolidated Statements of Comprehensive Income (Loss). Total research and development expenses were approximately $9.5 million, $7.4 million, and $7.7 million, for the years ended September 30, 2022, 2021 and 2020, respectively.

Cash and Cash Equivalents

The Company considers cash and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates or equals fair value due to their short-term nature.

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. As of September 30, 2022, cash and cash equivalents were maintained at major financial institutions in the United States, and current deposits are in excess of insured limits. The Company believes these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to the Company. The Company has not experienced any losses in such accounts.

Sales to certain Residential segment distributors accounted for 10% or more of the Company’s total net sales in 2022, 2021 and 2020 were as follows:

	Years Ended September 30,
	2022	2021	2020
Distributor A	19.3%	23.3%	20.3%

At September 30, 2022, two customers accounted for 10% or more of gross trade receivables; Customer A was 14.8% and Customer B was 10.6%. At September 30, 2021, three customers accounted for 10% or more of gross trade receivables; Customer A was 10.3%, Customer B was 11.5% and Customer C was 12.7%.

For each year ended September 30, 2022, 2021 and 2020, approximately 16%, 18% and 10%, respectively, of the Company’s materials purchases were purchased from its largest supplier.

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

During the fourth quarter of fiscal year 2022, the Company updated the process by which it estimates the value of its inventory. This included updating the assumptions that are used in determining and treating certain capitalized costs, primarily by incorporating the impacts of changes in the amount of recycled content introduced into the Company’s products since its last standard costing revaluation.

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

PP&E is evaluated for impairment at the asset group level. If a triggering event suggests that a potential impairment has occurred, recoverability of these assets is assessed by evaluating whether or not future estimated undiscounted net cash flows are less than the carrying amount of the assets. If the estimated cash flows are less than the carrying amount, the assets are written down to their fair value through an impairment loss recognized as a non-cash component of “Operating income (loss)” within the Consolidated Statements of Comprehensive Income (Loss). The Company did not record an impairment charge for the years ended September 30, 2022, 2021 or 2020.

During the year ended September 30, 2022 and 2021, the Company recognized losses on disposal of fixed assets in the ordinary course of business of $0.5 million and $1.0 million, respectively, the losses related to assets in the Residential segment. During the year ended September 30, 2020, the Company recognized a $0.9 million loss on disposal of fixed assets, $1.0 million loss related to assets in the Residential segment and $0.1 million gain related to assets in the Commercial segment. These losses are classified as “Loss on disposal of property, plant and equipment” in a separate caption within the Consolidated Statements of Comprehensive Income (Loss) within “Operating income (loss)”.

Leases

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate the present value represents our incremental borrowing rate and is calculated based on the treasury yield curve commensurate with the term of each lease, and a spread representative of our borrowing costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases may be classified as either operating leases or finance leases. We have made an accounting policy election to not include leases with an initial term of 12 months or less on the balance sheet. See Note 10—Leases for additional information.

Goodwill

The Company accounts for goodwill as the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company assigns goodwill to six reporting units based on which reporting unit is expected to benefit from the business combination as of the acquisition date. Goodwill is not subject to amortization; rather, the Company tests goodwill for impairment annually during the fourth fiscal quarter ended September 30 or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below the carrying amount. The impairment evaluation may begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount or the Company may elect to bypass the qualitative assessment and proceed to a quantitative assessment to determine if goodwill is impaired. In quantitative impairment tests, if the estimated fair value of a reporting unit exceeds the carrying value, the Company considers that goodwill is not impaired. If the carrying value exceeds estimated fair value, there is an impairment of goodwill and an impairment loss is recorded. The Company calculates the impairment loss by comparing the fair value of the reporting unit less the carrying amount, including goodwill. Goodwill impairment would be limited to the carrying value of the goodwill.

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

The Company completed the annual goodwill impairment tests as of August 1, 2022, using a qualitative assessment for five reporting units and a quantitative assessment for one of the reporting units. The Company completed the annual goodwill impairment tests as of August 1, 2021, using a qualitative assessment for three reporting units and a quantitative assessment for one of the reporting units. The Company completed the annual goodwill impairment tests as of August 1, 2020, using a quantitative assessment approach. As a result of these respective annual assessments, the Company noted that the fair value of each reporting unit was determined to be in excess of the carrying value and as such, there were no impairment charges for the years ended September 30, 2022, 2021 and 2020. Refer to Note 6 for additional information.

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

If a triggering event suggests that a potential impairment has occurred, recoverability of these assets is assessed by evaluating the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the long-lived assets. If the estimated cash flows are less than the carrying amount of the long-lived assets, the assets are written down to their fair value through an impairment loss recognized as a non-cash component of “Operating income (loss)”. The Company did not record an impairment charge for the years ended September 30, 2022, 2021 and 2020. Refer to Note 6 for additional information.

Deferred Financing Costs, Net

The Company has recorded deferred financing costs incurred in conjunction with its debt obligations. The Company amortizes debt issuance costs over the remaining life of the related debt using the straight-line method for the Revolving Credit Facility and the effective interest method for other debt. Deferred financing costs, net of accumulated amortization, are presented as “Other assets” (non-current) in the Consolidated Balance Sheets, insofar as they relate to the Revolving Credit Facility. Deferred financing costs related to the 2022 Term Loan Agreement are recorded as a reduction of “Long-term debt – less current portion” in the Consolidated Balance Sheets. Refer to Note 8 for additional information.

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

Refer to Note 14 for additional information.

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

Refer to Note 11 for additional information.

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

Based on our public float calculation at March 31, 2021, the Company was deemed a Large Accelerated Filer under the U.S. Securities and Exchange Commission guidelines and ceased to qualify as an EGC effective September 30, 2021. The loss of EGC status resulted in losing the reporting exemptions noted above, and in particular will require our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting as of and for the year ended September 30, 2021 under Section 404(b) of the Sarbanes-Oxley Act and required the adoption of ASU 2016-02 for the year ended September 30, 2021.

On October 1, 2019, the Company adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. The standard amends several aspects of the tax accounting and recognition timing for intra-company transfers. The Company adopted the standard using a modified retrospective approach, with an adjustment to the beginning retained earnings of approximately $1.3 million, due to the cumulative impact of adopting the standard. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements. Refer to Note 17 for additional information.

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

Recently Issued Accounting Pronouncements

None.

2. REVENUE

The Company sells its products to residential and commercial markets. The Company’s Residential segment principally generates revenue from the manufacture and sale of its premium, low-maintenance composite decking, railing, trim, moulding, pergolas and cabanas and accessories. The Company’s Commercial segment generates revenue from the sale of its partition and locker systems along with plastic sheeting and other non-fabricated products for special applications in industrial markets.

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

The Company also engages in customer rebates, which are recorded in “Net sales” in the Consolidated Statements of Comprehensive Income (Loss) and in “Accrued rebates” and “Trade receivables” in the Consolidated Balance Sheets. The Company recorded accrued rebates of $50.5 million, $44.3 million and $30.4 million as of September 30, 2022, 2021 and 2020, respectively, and contra trade receivables of 6.1 million, $3.3 million and $2.3 million as of September 30, 2022, 2021 and 2020, respectively. The rebate activity was as follows (in thousands).

	As of September 30,
	2022	2021	2020
Beginning balance	$47,648	$32,679	$24,858
Rebate expense	88,057	76,763	54,083
Rebate payments	(79,163)	(61,794)	(46,262)
Ending balance	$56,542	$47,648	$32,679

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

On August 1, 2022, the Company acquired INTEX Millwork Solutions, LLC, a New Jersey LLC, or INTEX, for a total purchase price of approximately $25.7 million, which consisted of $19.9 million cash and $5.8 million contingent consideration, subject to customary post-closing working capital adjustments. INTEX is located in Mays Landing, New Jersey and manufactures high-quality railing solutions, column wraps, and pergolas. We financed the acquisition with cash on hand.

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

The following table represents the preliminary allocation of assets acquired and liabilities assumed on the acquisition date for all acquisitions as of September 30, 2022 (in thousands):

(US dollars in thousands)	StruXure Outdoor	Regional Recycler & INTEX	Total
Cash and cash equivalents	$1,410	$4,279	$5,689
Trade receivables	2,104	2,484	4,588
Inventories	11,096	2,461	13,557
Other current assets	60	52	112
Property and equipment	2,685	5,545	8,230
Intangible assets	43,000	9,300	52,300
ROU assets	2,881	580	3,461
Accounts payable	(2,458)	(902)	(3,360)
Accrued expenses	(9,153)	(527)	(9,680)
Current lease liabilities	(740)	(114)	(854)
Noncurrent lease liabilities	(2,106)	(466)	(2,572)
Total identifiable assets	48,779	22,692	71,471
Goodwill	$35,359	$7,246	$42,605
Net assets acquired/total consideration	84,138	29,938	114,076
Less: cash acquired	$(1,410)	$(4,279)	$(5,689)
Total consideration net of cash acquired	$82,728	$25,659	$108,387

As of the acquisition dates, total intangible assets and goodwill amounted to $94.9 million, comprised of $30.3 million related to customer relationships, $11.1 million related to proprietary knowledge and $10.9 million related to trademarks, as well as $42.6 million in goodwill. It is expected that $42.6 million of the goodwill is deductible for tax purposes. The weighted average useful life for customer relationships is 14.4 years, proprietary knowledge is 10.0 years, and trademarks is 14.7 years. The intangible assets weighted average useful life at the date of acquisition was 13.8 years.

4. INVENTORIES

Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out (“FIFO”) basis. Inventories consisted of the following (in thousands):

	As of September 30,
	2022	2021
Raw materials	$72,464	$46,046
Work in process	39,829	27,278
Finished goods	187,612	115,564
Total inventories	$299,905	$188,888

 .

5. PROPERTY, PLANT AND EQUIPMENT — NET

Property, plant and equipment — net consisted of the following (in thousands):

	As of September 30,
	2022	2021
Land and improvements	$3,350	$2,812
Buildings and improvements	110,300	73,227
Manufacturing equipment	540,536	405,611
Computer equipment	28,198	23,915
Furnitures and fixtures	6,867	6,018
Vehicles	941	604
Total property, plant and equipment	690,192	512,187
Construction in progress	140,566	129,886
	830,758	642,073
Accumulated depreciation	(312,845)	(251,061)
Total property, plant and equipment – net	$517,913	$391,012

Depreciation expense was approximately $64.5 million, $50.6 million and $44.6 million in the years ended September 30, 2022, 2021 and 2020, respectively. During the years ended September 30, 2022 and 2021, $5.6 million and $2.2 million of interest was capitalized, respectively.

6. GOODWILL AND INTANGIBLE ASSETS — NET

Goodwill

Goodwill consisted of the following (in thousands):

	Residential	Commercial	Total
Goodwill as of September 30, 2021	$911,001	$40,389	$951,390
Acquisitions	42,605	—	42,605
Goodwill as of September 30, 2022	$953,606	$40,389	$993,995
Accumulated impairment losses as of September 30, 2021	—	32,200	32,200
Accumulated impairment losses as of September 30, 2022	$—	$32,200	$32,200

Intangible assets, net

The Company does not have any indefinite lived intangible assets other than goodwill as of September 30, 2022 and 2021.

Finite-lived intangible assets consisted of the following (in thousands):

		As of September 30, 2022
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$300,400	$(236,024)	$64,376
Trademarks	5 — 20	230,240	(151,259)	78,981
Customer relationships	12 — 19	176,852	(78,015)	98,837
Patents	9 — 10	8,500	(4,950)	3,550
Other intangible assets	3 — 15	4,076	(3,985)	91
Total intangible assets		$720,068	$(474,233)	$245,835

		As of September 30, 2021
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$289,300	$(216,283)	$73,017
Trademarks	5 — 20	223,840	(139,631)	84,209
Customer relationships	15 — 19	146,670	(64,412)	82,258
Patents	10	7,000	(4,105)	2,895
Other intangible assets	3 — 15	4,076	(3,883)	193
Total intangible assets		$670,886	$(428,314)	$242,572

Amortization expense was approximately $50.5 million, $49.8 million and $55.1 million for the years September 30, 2022, 2021 and 2020, respectively. As of September 30, 2022, the remaining weighted average amortization period for acquired intangible assets was 11.4 years.

Amortization expense relating to these amortizable intangible assets as of September 30, 2022, is expected to be as follows (in thousands):

2023	$46,338
2024	40,748
2025	35,204
2026	29,660
2027	24,115
Thereafter	69,770
Total	$245,835

7. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Allowance for Losses

Allowance for losses consisted of the following (in thousands):

	As of September 30,
	2022	2021	2020
Beginning balance	$1,109	$1,332	$904
Provision	290	342	512
Bad debt write-offs	(2)	(565)	(119)
Acquisitions	—	—	35
Ending balance	$1,397	$1,109	$1,332

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	As of September 30,
	2022	2021
Employee related liabilities	$36,866	$32,996
Construction in progress	9,032	4,068
Lease liability operating	5,223	3,906
Marketing	4,272	3,421
Warranty	2,900	2,992
Customer deposits	2,494	—
Lease liability finance	2,366	71
Professional fees	2,089	2,296
Freight	1,821	2,292
Other	5,526	4,480
Total accrued expenses and other current liabilities	$72,589	$56,522

8. DEBT

Debt consisted of the following (in thousands):

	As of September 30,
	2022	2021
2022 Term Loan due April 28, 2029 — SOFR + 2.50% + 0.1% (4.09% at September 30, 2022)	$600,000	$—
Term Loan due May 5, 2024 — LIBOR + 2.50% (3.25% at September 30, 2021)	—	467,654
Revolving Credit Facility through March 31, 2026 - LIBOR + 1.25%	—	—
Total	600,000	467,654
Less unamortized deferred financing fees	(4,712)	(2,625)
Less unamortized original issue discount	(4,409)	(314)
Less current portion	(6,000)	—
Long-term debt — less current portion and unamortized financing fees	$584,879	$464,715

As of September 30, 2022, the Company scheduled fiscal year debt payment on the 2022 Term Loan Agreement as follows (in thousands):

2023	$6,000
2024	6,000
2025	6,000
2026	6,000
2027	6,000
Thereafter	570,000
Total	$600,000

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

As of September 30, 2022, and September 30, 2021, unamortized deferred financing fees related to the Term Loan Agreement were $0.0 million and $2.6 million, respectively.

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

In connection with the April 28, 2022 refinancing, the Company recognized $5.1 million in interest expense in the year ended September 30, 2022, of which $0.5 million is related to the write-off of unamortized debt discount and debt issuance costs and $4.6 million is related to third-party costs of debt modification. The Company incurred $4.5 million in lender fees which, together with $1.8 million in remaining unamortized debt discount and debt issuance costs and $3.4 million in third-party costs for new lenders, have been recorded as a reduction of long-term debt and are being amortized over the remaining contractual life of the 2022 Term Loan Agreement using the effective interest method..

As of September 30, 2022, unamortized deferred financing fees related to the 2022 Term Loan Agreement were $4.7 million.

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

CPG International LLC had no outstanding borrowings under the Revolving Credit Facility as of September 30, 2022 and September 30, 2021. In addition, CPG International LLC had $2.8 million and $3.3 million of outstanding letters of credit held against the Revolving Credit Facility as of September 30, 2022 and September 30, 2021, respectively.  CPG International LLC had approximately $147.2 million available under the borrowing base for future borrowings as of September 30, 2022. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

In connection with the March 31, 2021 amendment, the Company recognized $0.1 million in interest expense in the year ended September 30, 2021 related to the write-off of unamortized debt issuance costs. The Company incurred $0.9 million in lender and third-party fees which, together with $0.5 million in remaining unamortized debt issuance costs, have been recorded as other assets and are being amortized over the remaining contractual life of the facility on a straight-line basis. Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility at September 30, 2022 and September 30, 2021 were $0.9 million and $1.2 million, respectively.

A “commitment fee” accrues on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points. The commitment fees were $0.5 million, $0.6 million and $0.5 million for the years ended September 30, 2022, 2021 and 2020, respectively.

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

 The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, CPG International LLC would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to CPG International LLC’s ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of September 30, 2022, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

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

Interest expense consisted of the following (in thousands):

	Years Ended September 30,
	2022	2021	2020
Interest expense
2022 Term Loan Agreement	$10,640	$—	$—
Term Loan Agreement	8,824	17,826	41,261
2021 Senior Notes	—	—	17,150
2025 Senior Notes	—	—	3,879
Revolving Credit Facility	838	629	1,654
Other	3,661	828	1,530
Amortization
Debt issue costs
2022 Term Loan Agreement	4,892	—	—
Term Loan Agreement	1,056	2,497	4,910
2021 Senior Notes	—	—	880
2025 Senior Notes	—	—	180
Revolving Credit Facility	262	495	426
Original issue discounts
2022 Term Loan Agreement	279	—	—
Term Loan Agreement	126	193	597
Less capitalized interest	(5,622)	(2,157)	(1,288)
Interest expense	$24,956	$20,311	$71,179

Refer to Note 11 for information pertaining to the fair value of the Company’s debt as of September 30, 2022 and 2021.

9. PRODUCT WARRANTIES

The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved.

The warranty reserve activity was as follows (in thousands):

	As of September 30,
	2022	2021
Beginning balance	$12,699	$10,913
Adjustments to reserve	5,030	4,878
Warranty claims payment	(2,706)	(3,120)
Accretion — purchase accounting valuation	—	28
Ending balance	15,023	12,699
Current portion of accrued warranty	(2,900)	(2,992)
Accrued warranty — less current portion	$12,123	$9,707

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

Lease assets and lease liabilities as of September 30, 2022 and 2021 were as follows:

		As of September 30,
Leases	Classification on Balance Sheet	2022	2021
Assets
ROU operating lease assets	Other assets	$19,724	$19,431
Finance lease assets	Other assets	73,541	49,084
Total lease assets		$93,265	$68,515

Liabilities
Current
Operating	Accrued expenses and other liabilities	$5,223	$3,906
Finance	Accrued expenses and other liabilities	2,366	71
Non-Current
Operating	Other non-current liabilities	17,261	18,585
Finance	Other non-current liabilities	75,706	50,590
Total lease liabilities		$100,556	$73,152

The components of lease expense for the year ended September 30, 2022 and 2021 were as follows:

	Years Ended September 30,
(in thousands)	2022	2021
Operating lease expense	$5,669	$4,007
Finance lease amortization of assets	3,477	1,191
Finance lease interest on lease liabilities	3,616	827
Short term	574	133
Sublease income	(347)	(428)
Total lease expense	$12,989	$5,730

Total rent expense was approximately $1.6 million for the year ended September 30, 2020. The future minimum sublease income under a noncancelable sublease was $0.9 million at September 30, 2020.

The tables below present supplemental information related to leases as of September 30, 2022 and 2021:

	Years Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash flows	$5,973	$4,096
Finance leases - Operating cash flows	3,617	827
Finance leases - financing cash flows	249	1,921
Leased assets obtained in exchange for operating lease liabilities	5,487	10,239
Leased assets obtained in exchange for finance lease liabilities	27,438	47,578

	As of September 30,
	2022	2021
Weighted-average remaining lease term (years)
Operating leases	6.9	7.8
Finance leases	26.5	32.2
Weighted-average discount rate
Operating leases	4.1%	4.3%
Finance leases	5.9%	6.5%

Maturities of Lease Liabilities

The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of September 30, 2022:

	As of September 30, 2022
(in thousands)	Operating Leases	Finance Leases	Total
2023	$6,033	$6,628	$12,661
2024	4,555	6,441	10,996
2025	3,708	6,318	10,026
2026	2,490	6,162	8,652
2027	1,870	5,814	7,684
Thereafter	7,695	121,243	128,938
Total lease payments	26,351	152,606	178,957
Less: Interest	(3,867)	(74,534)	(78,401)
Present Value of lease liability	$22,484	$78,072	$100,556

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Financial instruments with a fair value different from carrying value—The Company has, where appropriate, estimated the fair value of financial instruments for which the amortized cost carrying value may be significantly different than the fair value. As of September 30, 2022 and 2021, these instruments include outstanding debt. As described in Note 8 Debt, the Company records debt at amortized cost. The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	As of September 30,
	2022		2021
	Principle Outstanding	Estimated Fair Value	Principle Outstanding	Estimated Fair Value
2022 Term Loan Agreement due April 28, 2029	$600,000	$586,500	$—	$—
Term Loan Agreement due May 5, 2024	—	—	467,654	467,420

The fair values of the debt instrument were determined using trading prices between qualified institutional buyers; therefore, are classified as Level 2.

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

Year Ended September 30,
2020
Beginning balance	$1,303
Change in fair value of contingent consideration	—
Less contingent payments	(1,675)
Compensation expense recognized	372
Ending balance	$—

Financial instruments remeasure at fair value on a recurring basis – During the year ended September 30, 2022, the Company entered into an arrangement for a contingent payment to the former owner and employee of StruXure. The contingent payment is based on achievement of a minimum EBITDA amount and a multiple of EBITDA, for EBITDA exceeding a higher threshold for calendar year 2022. Based on the formula, the potential contingent payout can range from zero to $13.9 million. At the date of acquisition, the fair value was estimated to be $9.5 million. As of September 30, 2022, the fair value was increased to $12.7 million based on the actual EBITDA amount for StruXure. Compensation expense of $9.5 million were recognized for the year ended September 30, 2022. The remaining amount of the contingent payment will be recognized as compensation expense through December 31, 2022.

In connection with the acquisition of INTEX on August 1, 2022, the Company entered into a contingent consideration arrangement with the former owner.  The contingent consideration is based on achievement of a minimum gross profit amount for calendar year 2022.  Based on the formula, the potential contingent consideration can range from zero to $6.3 million.  At the date of acquisition and as of September 30, 2022, the fair value was estimated to be $5.8 million.  This contingent payment is included in the acquisition purchase price.

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

The accounting policies of the operating segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. Currently foreign revenue accounts for less than 10% of consolidated revenue. The Company does not disclose assets outside of the United States as they totaled less than 10% of the consolidated assets as of September 30, 2022, 2021 and 2020.

The segment data below includes data for Residential and Commercial for the years ended and as of September 30, 2022, 2021 and 2020 (in thousands).

	Years Ended and As of September 30,
	Residential			Commercial			Corporate and Eliminations			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net Sales	$1,168,751	$1,044,126	$771,167	$186,835	$134,848	$128,092	$—	$—	$—	$1,355,586	$1,178,974	$899,259
Adjusted EBITDA	323,377	314,563	238,060	40,255	19,323	15,051	(62,592)	(59,699)	(39,598)	301,040	274,187	213,513
Capital Expenditures	162,739	169,490	86,473	5,645	3,473	6,472	2,554	2,156	2,649	170,938	175,119	95,594
Depreciation and Amortization	105,421	88,732	85,148	9,332	9,127	9,302	3,780	3,745	5,331	118,533	101,604	99,781
Goodwill	953,606	911,001	911,001	40,389	40,389	40,389	—	—	—	993,995	951,390	951,390
Total Assets	2,173,069	1,953,126	1,726,705	186,824	200,277	180,116	23,198	34,431	25,035	2,383,091	2,187,834	1,931,856

	Years Ended September 30,
	2022	2021	2020
Segment Adjusted EBITDA
Residential	$323,377	$314,563	$238,060
Commercial	40,255	19,323	15,051
Total Adjusted EBITDA for reporting segments	$363,632	$333,886	$253,111
Unallocated net expenses	(62,592)	(59,699)	(39,598)
Adjustments to income (loss) before income tax provision (benefit)
Depreciation and amortization	(118,533)	(101,604)	(99,781)
Stock-based compensation costs	(18,105)	(22,670)	(120,517)
Business transformation costs (1)	—	—	(594)
Acquisition costs (2)	(12,851)	—	(1,596)
Initial public offering and secondary offering costs (3)	—	(2,592)	(8,616)
Inventories (4)	(19,297)	—	—
Other costs (5)	(3,319)	(5,192)	(4,154)
Capital structure transaction costs (6)	—	—	(37,587)
Interest expense	(24,956)	(20,311)	(71,179)
Income (loss) before income taxes	$103,979	$121,818	$(130,511)

(1)	Business transformation costs reflect compensation costs related to the transformation of the senior management team of $0.6 million for fiscal year 2020.
(2)

Acquisition costs reflect costs directly related to completed acquisitions of $11.5 million and $0.9 million for fiscal years 2022 and 2020, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $1.4 million and $0.7 million for fiscal years 2022 and 2020.

(3)	Initial public offering costs includes $1.4 million in fees related to the Secondary offering of class A common stock in fiscal year 2020.
(4)

During the fourth quarter of fiscal year 2022, the Company updated the process by which it estimates the value of its inventory. This included updating the assumptions that are used in determining and treating certain capitalized costs, primarily by incorporating the impacts of changes in the amount of recycled content introduced into its products.

(5)

Other costs reflect costs for legal expenses of $0.9 million, $2.3 million and $0.9 million for fiscal years 2022, 2021 and 2020, respectively, reduction in workforce costs of $1.6 million and $0.4 million for fiscal years 2022 and 2020, respectively, other costs of $0.7 million for fiscal year 2022, impact of the retroactive adoption of ASC 842 leases of $0.5 million for fiscal year 2021, and costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million, $2.4 million and $2.9 million for fiscal years 2022, 2021 and 2020, respectively.

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

During the three months ended June 30, 2022, the Company repurchased 504,669 shares of its Class A common stock on the open market at an average price of $16.76 per share, totaling an approximately $8.5 million reacquisition cost. During the three months ended September 30, 2022, the Company repurchased an additional 1,102,995 shares of its Class A common stock on the open market at an average price of $20.87 per share, totaling an approximately $23.0 million reacquisition cost.

As of September 30, 2022, the Company had approximately $318.5 million available for repurchases under the Share Repurchase Program.

At September 30, 2022, the following amounts were issued and outstanding: 151,040,650 shares of Class A common stock and 100 shares of Class B common stock. The Company has not issued any shares of preferred stock.

14. STOCK-BASED COMPENSATION

The Company grants stock-based awards to attract, retain and motivate key employees and directors.

Prior to the completion of the IPO, Profits Interests were issued through an LP Interest Agreement. The Profits Interests were, as part of the Corporate Conversion, converted into shares of common stock, restricted stock and stock options. The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), became effective as of June 11, 2020, the day of effectiveness of the registration statement filed in connection with the IPO. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 3,826,945 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.

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

Stock-based compensation expense for the years ended September 30, 2022, 2021 and 2020 was $18.1 million, $22.7 million and $120.5 million, respectively, recognized in “Selling, general and administrative expenses” in the Consolidated Statements of Comprehensive Income (Loss). Total income tax benefit for the years ended September 30, 2022, 2021 and 2020 was $4.1 million, $3.8 million and $6.3 million, respectively. As of September 30, 2022, the Company had not yet recognized compensation cost on unvested stock-based awards of $28.5 million, with a weighted average remaining recognition period of 1.9 years.

The Company uses the Monte Carlo pricing model to estimate the fair value of its performance-based awards as of the grant date, and uses the Black Scholes pricing model to estimate the fair value of its service-based awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within ten years of the grant date.

The following table sets forth the significant assumptions used for the performance-based awards granted during the years ended September 30:

2020
Weighted average grant date fair value	$8.42
Risk-free interest rate	0.75%
Expected volatility	40.00%
Expected term (in years)	0.50
Expected dividend yield	—%

The following table sets forth the significant assumptions used for the service-based awards granted during the years ended September 30:

	2021	2020
Weighted average grant date fair value	$12.49	$8.19
Risk-free interest rate	0.56%-0.81%	0.47%-0.56%
Expected volatility	35.00%	35.00%
Expected term (in years)	6.00	6.25-7.00
Expected dividend yield	—%	—%

Stock Options

The following table summarizes the performance-based stock option activity for the year ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2021	1,556,489	$23.00
Granted	—	—
Exercised	(123,008)	23.00
Cancelled/Forfeited	(22,828)	23.00
Outstanding at September 30, 2022	1,410,653	23.00	7.7	—
Vested and exercisable at September 30, 2022	1,410,653	$23.00	7.7	—

The following table summarizes the service-based stock option activity for the year ended September 30, 2022 :

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2021	3,434,221	$23.82
Granted	335,728	42.05
Exercised	(137,641)	23.00
Cancelled/Forfeited	(75,114)	23.96
Outstanding at September 30, 2022	3,557,194	25.57	7.9	—
Vested and exercisable at September 30, 2022	2,109,898	$23.43	7.7	—

The intrinsic value of the Company’s stock options exercised in the years ended September 30, 2022 and 2021 was $3.0 million and $4.2 million, respectively.

Restricted Stock Awards

A summary of the service-based restricted stock awards activity for the year ended September 30, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at October 1, 2021	717,580	$23.00
Granted	—	—
Vested	(425,527)	23.00
Forfeited	(16,425)	23.00
Outstanding and unvested at September 30, 2022	275,628	$23.00

Restricted Stock Units

A summary of the service-based restricted stock unit awards activity for the year ended September 30, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at October 1, 2021	366,852	$30.42
Granted	319,212	32.95
Vested	(62,300)	36.58
Forfeited	(49,265)	31.75
Outstanding and unvested at September 30, 2022	574,499	$31.14

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

A summary of the performance-based restricted stock unit awards activity for the year ended September 30, 2022 was presented at target was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at October 1, 2021	111,804	$35.00
Granted	125,022	39.61
Vested	—	—
Forfeited	(15,357)	36.81
Outstanding and unvested at September 30, 2022	221,469	$37.51

15. EMPLOYEE BENEFIT PLANS

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

The Company’s contributions to the plans totaled $5.1 million, $4.0 million and $3.2 million, for the years ended September 30, 2022, 2021 and 2020, respectively.

16. EARNINGS PER SHARE

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

	Years Ended September 30,
	2022	2021	2020
Numerator:
Net income (loss)	$75,225	$93,150	$(122,233)
Net income (loss) attributable to common stockholders — basic and diluted	$75,225	$93,150	$(122,233)
Denominator:
Weighted average shares of common stock — basic and diluted
Basic	153,510,110	153,777,859	120,775,717
Diluted	154,517,843	156,666,394	120,775,717
Net income (loss) attributable to common stockholders:
Basic	$0.49	$0.61	$(1.01)
Diluted	$0.49	$0.59	$(1.01)

The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Years Ended September 30,
	2022	2021	2020
Restricted Stock Awards	—	—	1,064,897
Stock Options	548,539	105,199	268,177
Restricted Stock Units	268,526	3,256	19,724

17. INCOME TAXES

The Company’s operations are substantially all domestic. The components of income tax expense (benefit) consisted of the following (in thousands):

	Years Ended September 30,
	2022	2021	2020
Current:
Federal	$810	$200	$(55)
State and local	8,260	2,939	1,887
Total current	9,070	3,139	1,832
Deferred:
Federal	19,302	26,240	(7,408)
State and local	382	(711)	(2,702)
Total deferred	19,684	25,529	(10,110)
Income tax expense (benefit)	$28,754	$28,668	$(8,278)

The effective income tax rate was different from the statutory U.S. federal income tax rate of 21.0%, for the years ended September 30, 2022, 2021 and 2020, due to the following (in thousands):

	2022	Rate	2021	Rate	2020	Rate
Income tax expense (benefit) / federal statutory rate	$21,836	21.0%	$25,583	21.0%	$(27,407)	21.0%
State and local taxes — net of federal expense (benefit)	7,257	7.0%	2,329	1.9%	(960)	0.6%
Increase in valuation allowance	(350)	-0.3%	(220)	-0.2%	280	-0.2%
Stock-based compensation	145	0.1%	1,379	1.1%	19,344	-14.8%
Non-deductible transaction costs	—	0.0%	544	0.4%	411	-0.3%
Executive compensation	364	0.4%	704	0.6%	235	-0.2%
Federal research and development credit	(703)	-0.7%	(1,829)	-1.4%	(465)	0.4%
Meals and entertainment	224	0.2%	267	0.2%	262	-0.2%
Other	(19)	0.0%	(89)	-0.1%	22	0.0%
Income tax expense (benefit) / effective tax rate	$28,754	27.7%	$28,668	23.5%	$(8,278)	6.3%

The effective income tax rate was 27.7% for the year ended September 30, 2022 compared to 23.5% for the year ended September 30, 2021. The 2022 effective income tax rate was negatively impacted by increased state tax expense recognized in the current period.

The components of the deferred tax assets and liabilities consisted of the following (in thousands):

	As of September 30,
	2022	2021
Deferred tax asset:
Federal net operating loss carryforwards	$—	$10,528
State loss carryforwards and other benefits	13,699	10,852
Inventory reserves	13,852	6,004
Warranty reserves	3,839	3,139
Legal reserves	—	212
Accrued expenses	10,607	9,189
Disallowed interest carryforward	—	—
Stock-based compensation	12,185	9,284
Federal research and development credit	—	2,243
Lease liabilities	25,034	16,944
Valuation allowance	(4,960)	(5,310)
Total deferred tax assets	74,256	63,085
Deferred tax liabilities:
Intangible assets — net	42,197	42,726
Property, plant and equipment	73,471	50,159
Right-of-use assets	23,237	15,928
Indemnification receivable related to warranty reserves	546	643
Total deferred tax liabilities	139,451	109,456
Net deferred tax liability	$65,195	$46,371

At September 30, 2022, the Company has no net operating loss carryforwards for federal income tax purposes. Additionally, the Company has approximately $80.3 million of net operating loss carryforwards for state and local tax purposes, which expire in varying amounts beginning in 2022 and through 2041. Furthermore, some net operating loss carry forwards for state and local purposes have indefinite carryforward periods.  Utilization of the NOL carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), and similar state law due to ownership changes that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The valuation allowance was determined in accordance with the provisions of ASC 740, Income Taxes, which requires that a valuation allowance be established and maintained when management’s analysis indicates it is “not more likely than not” that all or a portion of deferred tax assets will be realized. The valuation allowance for certain net deferred tax assets of $5.0 million and $5.3 million at September 30, 2022 and 2021, respectively, is attributable to the uncertainty as to the realization of state deferred tax assets related to Pennsylvania state tax loss carryforwards at certain U.S. subsidiaries of the Company (CPG International LLC and Scranton Products, Inc.).

The activity in the valuation allowance consisted of the following (in thousands):

	As of September 30,
	2022	2021
Beginning balance	$5,310	$5,530
Expense	(350)	(220)
Ending balance	$4,960	$5,310

A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits consisted of the following (in thousands):

	As of September 30,
	2022	2021
Beginning balance	$955	$996
Unrecognized tax benefits related to prior years	(230)	(516)
Unrecognized tax benefits related to the current year	55	475
Ending balance	$780	$955

Unrecognized tax benefits of $0.8 million and $0.7 million are recorded as an offset to certain non-current deferred tax assets at September 30, 2022 and 2021, respectively. The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $0.8 million and $1.0 million at September 30, 2022 and 2021, respectively.

When applicable, the Company’s practice is to recognize interest and penalties related to uncertain income tax positions in income tax expense. For the years ended September 30, 2022, 2021 and 2020 the amounts recognized by the Company for interest and penalties were not material. The corresponding liability recorded in the Consolidated Balance Sheets as of September 30, 2022 and 2021 was also not material.

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

18. COMMITMENTS AND CONTINGENCIES

Raw Material and Fixed Asset Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended September 30, 2022, the Company purchased substantially all of its raw materials, other than resins, under purchase orders which do not involve long-term supply commitments.

Substantially all of the Company’s resins are purchased under supply contracts that may average approximately one to two years, for which pricing is variable based on certain industry-based market indices. The resin supply contracts are negotiated annually and generally provide that the Company is obligated to purchase a minimum amount of resins from each supplier. As of September 30, 2022, the Company has purchase commitments under material supply contracts of $7.0 million through the calendar year ending December 31, 2022. As of September 30, 2022 and 2021, the Company had committed to purchase $0.4 million and $0.4 million of equipment, respectively.

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

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts):

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Net sales (1)	$304,632	$394,991	$396,255	$259,708
Gross profit	71,864	126,387	122,460	88,609
Net income (loss)	$(4,776)	$27,476	$35,818	$16,707
Net income (loss) per common share:
Basic	$(0.03)	$0.18	$0.23	$0.11
Diluted	$(0.03)	$0.18	$0.23	$0.11

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Net sales (1)	$346,121	$327,454	$293,121	$212,278
Gross profit	112,287	106,837	97,849	72,978
Net income	$38,593	$21,769	$22,640	$10,148
Net income per common share:
Basic	$0.25	$0.14	$0.15	$0.07
Diluted	$0.25	$0.14	$0.14	$0.07

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

20. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

The AZEK Company Inc. (parent company only)

Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	As of September 30,
	2022	2021
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,444,443	$1,427,164
Total non-current assets	1,444,443	1,427,164
Total assets	$1,444,443	$1,427,164
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at September 30, 2022 and September 30, 2021, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,157,220 shares issued at September 30, 2022, and 154,866,313 issued at September 30, 2021	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at September 30, 2022 and September 30, 2021	—	—
Additional paid-in capital	1,630,378	1,615,236
Accumulated deficit	(113,002)	(188,227)
Treasury stock, at cost, 4,116,570 shares at September 30, 2022 and 0 shares at September 30, 2021	(73,088)	—
Total stockholders’ equity	1,444,443	1,427,164
Total liabilities and stockholders’ equity	$1,444,443	$1,427,164

The AZEK Company Inc. (parent company only)

Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars)

	Years Ended September 30,
	2022	2021	2020
Net income (loss) of subsidiaries	$75,225	$93,150	$(122,233)
Net income (loss) of subsidiaries	$75,225	$93,150	$(122,233)
Comprehensive income (loss)	$75,225	$93,150	$(122,233)

The AZEK Company Inc. did not have any cash as of September 30, 2022, 2021 and 2020, accordingly a Statement of Cash Flows has not been presented.

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

Dividends from Subsidiaries

There were $73.1 million, $0.0 million and $0.0 million cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during each of the years ended September 30, 2022, 2021 and 2020. The $73.1 million cash dividends were used to fund the $50.0 million ASR with JPMorgan and $23.1 million share repurchase on the open market during the year ended September 30, 2022.

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
21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the Consolidated Financial Statements were issued. The Company has determined that there were no subsequent events.