Form 10-Q
period 2022-12-31
AZEK Co Inc.
filed 2023-02-09
CIK 1782754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of January 31, 2023, the registrant had 150,731,275 shares of Class A Common Stock, $0.001 par value per share, and 100 shares of Class B Common Stock, $0.001 par value per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The AZEK Company Inc.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

in thousands	December 31, 2022	September 30, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$86,865	$120,817
Trade receivables, net of allowances	68,290	90,159
Inventories	320,883	299,905
Prepaid expenses	22,526	17,212
Other current assets	14,946	2,501
Total current assets	513,510	530,594
Property, plant and equipment - net	513,130	517,913
Goodwill	993,995	993,995
Intangible assets - net	233,998	245,835
Other assets	94,068	94,754
Total assets	$2,348,701	$2,383,091
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$48,563	$48,987
Accrued rebates	54,556	50,479
Accrued interest	140	4,436
Current portion of long-term debt obligations	6,000	6,000
Accrued expenses and other liabilities	67,488	72,589
Total current liabilities	176,747	182,491
Deferred income taxes	66,052	65,195
Long-term debt—less current portion	583,726	584,879
Other non-current liabilities	109,404	106,083
Total liabilities	935,929	938,648
Commitments and contingencies (See Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at December 31, 2022 and September 30, 2022, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,196,865 shares issued at December 31, 2022 and 155,157,220 shares issued at September 30, 2022	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at December 31, 2022 and at September 30, 2022, respectively	—	—
Additional paid‑in capital	1,633,827	1,630,378
Accumulated deficit	(138,838)	(113,002)
Accumulated other comprehensive income (loss)	(1,796)	—
Treasury stock, at cost, 4,469,330 and 4,116,570 shares at December 31, 2022 and September 30, 2022, respectively	(80,576)	(73,088)
Total stockholders' equity	1,412,772	1,444,443
Total liabilities and stockholders' equity	$2,348,701	$2,383,091

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

	Three Months Ended December 31,
in thousands	2022	2021
Net sales	$216,259	$259,708
Cost of sales	168,680	171,099
Gross profit	47,579	88,609
Selling, general and administrative expenses	73,444	63,169
Operating income (loss)	(25,865)	25,440
Other expenses:
Interest expense	9,299	4,148
Total other expenses	9,299	4,148
Income (loss) before income taxes	(35,164)	21,292
Income tax expense (benefit)	(9,328)	4,585
Net income (loss)	$(25,836)	$16,707
Other comprehensive income (loss):
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	$(1,796)	$—
Total other comprehensive income (loss)	(1,796)	—
Comprehensive income (loss)	$(27,632)	$16,707

Net income (loss) per common share:
Basic	$(0.17)	$0.11
Diluted	(0.17)	0.11

Weighted-average common shares outstanding:
Basic	150,877,635	154,407,244
Diluted	150,877,635	156,854,925

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. dollars, except for share amounts)

(Unaudited)

	Common Stock				Treasury Stock		Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – September 30, 2022	155,157,220	$155	100	$—	4,116,570	$(73,088)	$1,630,378	$(113,002)	$—	$1,444,443
Net income (loss)	—	—	—	—	—	—	—	(25,836)	—	(25,836)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,796)	(1,796)
Stock-based compensation	—	—	—	—	—	—	3,909	—	—	3,909
Exercise of vested stock options	—	—	—	—	—	—	—	—	—	—
Cancellation of restricted stock awards	(14,663)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	54,308	—	—	—	—	—	(460)	—	—	(460)
Treasury stock purchases	—	—	—	—	352,760	(7,488)	—	—	—	(7,488)
Balance – December 31, 2022	155,196,865	$155	100	$—	4,469,330	$(80,576)	$1,633,827	$(138,838)	$(1,796)	$1,412,772

	Common Stock				Treasury Stock		Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – September 30, 2021	154,866,313	$155	100	$—	—	$—	$1,615,236	$(188,227)	$—	$1,427,164
Net income (loss)	—	—	—	—	—	—	—	16,707	—	16,707
Stock-based compensation	—	—	—	—	—	—	3,970	—	—	3,970
Exercise of vested stock options	143,892	—	—	—	—	—	3,310	—	—	3,310
Cancellation of restricted stock awards	(4,399)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	26,571	—	—	—	—	—	—	—	—	—
Balance – December 31, 2021	155,032,377	$155	100	$—	—	$—	$1,622,516	$(171,520)	$—	$1,451,151

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended December 31,
	2022	2021
Operating activities:
Net income (loss)	$(25,836)	$16,707
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	22,002	15,202
Amortization of intangibles	11,837	12,880
Non-cash interest expense	412	1,154
Non-cash lease expense	(56)	(39)
Deferred income tax (benefit) provision	1,504	4,381
Non-cash compensation expense	5,801	3,970
Fair value adjustment for contingent consideration	400	—
Loss (gain) on disposition of property, plant and equipment	(66)	18
Changes in certain assets and liabilities:
Trade receivables	21,869	18,057
Inventories	(20,978)	(88,515)
Prepaid expenses and other currents assets	(16,711)	(3,330)
Accounts payable	13,029	606
Accrued expenses and interest	(7,831)	(11,626)
Other assets and liabilities	1,033	(85)
Net cash provided by (used in) operating activities	6,409	(30,620)
Investing activities:
Purchases of property, plant and equipment	(30,328)	(65,333)
Proceeds from disposition of fixed assets	65	32
Acquisitions, net of cash acquired	—	(91,310)
Net cash provided by (used in) investing activities	(30,263)	(156,611)
Financing activities:
Payments on 2022 Term Loan Agreement	(1,500)	—
Repayments of finance lease obligations	(650)	(559)
Exercise of vested stock options	—	3,310
Cash paid for shares withheld for taxes	(460)	—
Purchases of treasury stock	(7,488)	—
Net cash provided by (used in) financing activities	(10,098)	2,751
Net increase (decrease) in cash and cash equivalents	(33,952)	(184,480)
Cash and cash equivalents – Beginning of period	120,817	250,536
Cash and cash equivalents – End of period	$86,865	$66,056
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$13,020	$2,782
Cash paid for income taxes, net	112	(129)
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$16,275	$5,748
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	1,968	8,915

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

b. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates on a fiscal year ending September 30. The accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the three months ended December 31, 2022 and the cash flows for the three months ended December 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2022 Form 10-K. The Condensed Consolidated Balance Sheet as of September 30, 2022 was derived from the audited financial statements at that date. There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2022 Form 10-K, except as noted below.

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

Accounting Policies

Refer to the Company’s 2022 Form 10-K for a discussion of the Company’s accounting policies, as updated below and for recently adopted accounting standards.

Derivatives

The Company uses interest rate swap agreements to hedge its exposure to interest rate risk on its Senior Secured Credit Facilities. The Company designates derivatives that meet specific accounting criteria as qualifying hedges at inception. These criteria require the Company to have the expectation that the derivative will be highly effective at offsetting changes in the fair value or expected cash flows of the hedged exposure, both at inception of the hedging relationship and on an ongoing basis.

The Company recognizes all derivative instruments at fair value and classifies them on the balance sheet as either Other current assets, Other assets, Accrued expenses and other liabilities or Other non-current liabilities. The interest rate swap agreements are designated as cash flow hedges. For cash flow hedges, the Company records the effective portion of the change in fair value of the derivative as part of Accumulated other comprehensive income and recognizes those changes in earnings in the period the hedged transaction affects earnings. The Company recognizes any ineffective portion of the change in the fair value of the derivative immediately in earnings.

Refer to Note 11 in the Notes to Condensed Consolidated Financial Statements for additional information.

Research and Development Costs

Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Condensed Consolidated Statements of Comprehensive Income. Total research and development expenses were $2.1 million and $2.0 million, respectively, for the three months ended December 31, 2022 and 2021.

Recently Adopted Accounting Pronouncements

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

The Company also engages in customer rebates, which are recorded in “Net sales” in the Condensed Consolidated Statements of Comprehensive Income and in “Accrued rebates” and “Trade receivables” in the Condensed Consolidated Balance Sheets. The Company recorded accrued rebates of $54.6 million and $49.1 million as of December 31, 2022 and 2021, respectively, and contra trade receivables of $6.5 million and $4.7 million as of December 31, 2022 and 2021, respectively. The rebate activity was as follows (in thousands):

	Three Months Ended December 31,
	2022	2021
Beginning balance	$56,542	$47,648
Rebate expense	15,716	16,150
Rebate payments	(11,192)	(9,957)
Ending balance	$61,066	$53,841

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance.

3. BUSINESS COMBINATIONS

On August 1, 2022, the Company acquired INTEX Millwork Solutions, LLC, a New Jersey LLC, or INTEX, for a total purchase price of approximately $25.7 million, which consisted of $19.9 million in cash and $5.8 million in contingent consideration, subject to customary post-closing working capital adjustments. INTEX is located in Mays Landing, New Jersey and manufactures high-quality railing solutions, column wraps and pergolas. We financed the acquisition with cash on hand.

The acquisition was accounted for as a business combination under Accounting Standards Codification (“ASC”) 805 Business Combinations. Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective fair values. The excess of the consideration transferred over the fair value of the net assets received has been recorded for both acquisitions as goodwill in the Residential segment. The factors that contributed to the recognition of goodwill primarily relate to future economic benefits arising from expected sales.

The following table represents the preliminary allocation of assets acquired and liabilities assumed on the acquisition date as of December 31, 2022 (in thousands):

(US dollars in thousands)	Total
Cash and cash equivalents	$4,279
Trade receivables	790
Inventories	1,902
Other current assets	52
Property and equipment	3,612
Intangible assets	9,300
ROU assets	580
Accounts payable	(250)
Accrued expenses	(510)
Current lease liabilities	(114)
Noncurrent lease liabilities	(466)
Total identifiable assets	19,175
Goodwill	6,557
Net assets acquired/total consideration	25,732
Less: cash acquired	(4,279)
Total consideration net of cash acquired	$21,453

As of the acquisition date, total intangible assets and goodwill amounted to $15.9 million, comprised of $7.3 million related to customer relationships, $1.1 million related to proprietary knowledge and $0.9 million related to trademarks, as well as $6.6 million in goodwill. It is expected that $6.6 million of the goodwill is deductible for tax purposes. The estimated useful life for customer relationships is 12 years, and proprietary knowledge and trademarks is 10 years. The intangible assets weighted average useful life at the date of acquisition was 11.6 years.

4. INVENTORIES

Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out (“FIFO”) basis. Inventories consisted of the following (in thousands):

in thousands	December 31, 2022	September 30, 2022
Raw materials	$66,026	$72,464
Work in process	42,190	39,829
Finished goods	212,667	187,612
Total inventories	$320,883	$299,905

5. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment – net consisted of the following (in thousands):

	December 31, 2022	September 30, 2022
Land and improvements	$4,829	$3,350
Buildings and improvements	115,451	110,300
Manufacturing equipment	565,320	540,536
Computer equipment	28,882	28,198
Furniture and fixtures	7,167	6,867
Vehicles	929	941
Total property and equipment	722,578	690,192
Construction in progress	124,282	140,566
	846,860	830,758
Accumulated depreciation	(333,730)	(312,845)
Total property and equipment – net	$513,130	$517,913

Depreciation expense was approximately $22.0 million and $15.2 million in the three months ended December 31, 2022 and 2021, respectively. During the three months ended December 31, 2022 and 2021, $1.3 million and $1.1 million of interest was capitalized, respectively.

6. GOODWILL AND INTANGIBLE ASSETS—NET

Goodwill

Goodwill consisted of the following (in thousands):

	Residential	Commercial	Total
Goodwill as of September 30, 2022	$953,606	$40,389	$993,995
Acquisitions	—	—	—
Goodwill as of December 31, 2022	$953,606	$40,389	$993,995
Accumulated impairment losses as of September 30, 2022	—	32,200	32,200
Accumulated impairment losses as of December 31, 2022	$—	$32,200	$32,200

Intangible assets, net

The Company did not have any indefinite lived intangible assets other than goodwill as of December 31, 2022 and September 30, 2022. Finite-lived intangible assets consisted of the following (in thousands):

		December 31, 2022
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Proprietary knowledge	10 — 15	$300,400	$(240,484)	$59,916
Trademarks	5 — 20	230,240	(154,692)	75,548
Customer relationships	12 — 19	176,852	(81,672)	95,180
Patents	9 — 10	8,500	(5,216)	3,284
Other intangibles	3 — 15	4,076	(4,006)	70
Total intangible assets		$720,068	$(486,070)	$233,998

		September 30, 2022
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$300,400	$(236,024)	$64,376
Trademarks	5 — 20	230,240	(151,259)	78,981
Customer relationships	12 — 19	176,852	(78,015)	98,837
Patents	9 — 10	8,500	(4,950)	3,550
Other intangible assets	3 — 15	4,076	(3,985)	91
Total intangible assets		$720,068	$(474,233)	$245,835

Amortization expense was $11.8 million and $12.9 million in the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the remaining weighted-average amortization period for acquired intangible assets was 11.3 years.

7. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

	Three Months Ended December 31,
	2022	2021
Beginning balance	$1,397	$1,109
Provision	277	(45)
Bad debt write-offs	—	10
Ending balance	$1,674	$1,074

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	December 31, 2022	September 30, 2022
Employee related liabilities	$31,627	$36,866
Construction in progress	9,236	9,032
Marketing	5,379	4,272
Lease liability - operating	5,119	5,223
Lease liability - finance	2,524	2,366
Warranty	2,492	2,900
Freight	2,384	1,821
Customer deposits	1,787	2,494
Professional fees	1,466	2,089
Other	5,474	5,526
Total accrued expenses and other current liabilities	$67,488	$72,589

8. DEBT

Debt consisted of the following (in thousands):

	December 31, 2022	September 30, 2022
2022 Term Loan due April 28, 2029 — SOFR + 2.50% + 0.1% (6.92% at December 31, 2022 and 4.09% at September 30, 2022)	$598,500	$600,000
Revolving Credit Facility through March 31, 2026 - LIBOR + 1.25%	—	—
Total	598,500	600,000
Less unamortized deferred financing costs	(4,533)	(4,712)
Less unamortized original issue discount	(4,241)	(4,409)
Less current portion	(6,000)	(6,000)
Long-term debt—less current portion and unamortized deferred financing costs	$583,726	$584,879

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

On April 28, 2022, CPG International LLC entered into a new $600.0 million first lien term loan credit agreement (the “2022 Term Loan Agreement”), the proceeds of which were applied, among other uses, to prepay the obligations of the Term Loan Agreement in full.  The 2022 Term Loan Agreement is a first lien term loan and will mature on April 28, 2029, subject to acceleration or prepayment. The 2022 Term Loan Agreement will amortize in equal quarterly installments of 0.25% of the aggregate principal amount of the loans outstanding, subject to reduction for certain prepayments. The loans thereunder bear an interest rate equal to (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Prime Rate as in effect on such day and (c) the one-month Term SOFR rate plus 1.00% per annum, provided that in no event will the alternative base rate be less than 1.50% per annum, plus an applicable margin of 1.50% and (ii) in the case of SOFR borrowings, the Term SOFR rate for the applicable interest period, in each case, plus an applicable margin of 2.50%. As of December 31, 2022 and September 30, 2022, CPG International LLC had $598.5 million and $600.0 million outstanding under the 2022 Term Loan Agreement.

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

Loans under the 2022 Term Loan Agreement may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than the Prepayment Premium, as defined in the 2022 Term Loan Agreement, if applicable), subject to certain customary conditions. The 2022 Term Loan Agreement also requires mandatory prepayments of loans under the 2022 Term Loan Agreement from the proceeds of certain debt issuances and certain asset dispositions (subject to certain reinvestment rights) and, commencing with the fiscal year ending September 30, 2023, a percentage of excess cash flow (subject to step-downs upon CPG International LLC achieving certain leverage ratios and other reductions in connection with other debt prepayments).

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

As of December 31, 2022, and September 30, 2022, unamortized deferred financing fees related to the 2022 Term Loan Agreement were $4.5 million and $4.7 million, respectively.

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

CPG International LLC had no outstanding borrowings under the Revolving Credit Facility as of December 31, 2022 and September 30, 2022, respectively. In addition, CPG International LLC had $2.8 million of outstanding letters of credit held against the Revolving Credit Facility as of both December 31, 2022 and September 30, 2022.  CPG International LLC had approximately $147.2 million available under the borrowing base for future borrowings as of December 31, 2022. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

On January 26, 2023, CPG International LLC further amended the Revolving Credit Facility, replacing all LIBOR-based provisions with provisions reflecting the Secured Overnight Financing Rate (“SOFR”), including, without limitation, the use of a new Adjusted Term SOFR benchmark rate equal to Term SOFR (as defined in the Revolving Credit Agreement) plus 0.10%.

Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility at December 31, 2022 and September 30, 2022 were $0.9 million and $0.9 million, respectively.

  A “commitment fee” accrues on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points. The commitment fees were $0.1 million and $0.1 million for the three months ended December 31, 2022 and 2021, respectively.

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

 The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, CPG International LLC would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to CPG International LLC’s ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of December 31, 2022, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

Interest expense consisted of the following (in thousands):

	Three Months Ended December 31,
	2022	2021
Interest expense
2022 Term Loan Agreement	$8,916	$—
Term Loan Agreement	—	3,884
Revolving Credit Facility	151	163
Other	1,109	866
Amortization - Debt issue costs
2022 Term Loan Agreement	179	—
Term Loan Agreement	—	254
Revolving Credit Facility	66	66
2022 Term Loan OID	167	—
Term Loan OID	—	30
Capitalized interest	(1,289)	(1,115)
Interest expense	$9,299	$4,148

See Note 11 for the fair value of the Company’s debt as of December 31, 2022 and September 30, 2022.

9. PRODUCT WARRANTIES

The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved. The warranty reserve activity consisted of the following (in thousands):

	Three Months Ended December 31,
	2022	2021
Beginning balance	$15,023	$12,699
Adjustments to reserve	(172)	467
Warranty claims payment	(313)	(485)
Accretion - purchase accounting valuation	—	—
Ending balance	14,538	12,681
Current portion of accrued warranty	(2,492)	(2,885)
Accrued warranty – less current portion	$12,046	$9,796

10. LEASES

The Company leases vehicles, machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. We sublease excess office real estate to a third-party tenant. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As of December 31, 2022 and September 30, 2022, amounts associated with leases are included in Other assets, Accrued expense and other liabilities and Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

Lease assets and lease liabilities as of December 31, 2022 and September 30, 2022 were as follows (in thousands):

Leases	Classification on Balance Sheet	December 31, 2022	September 30, 2022
Assets
ROU operating lease assets	Other assets	$18,670	$19,724
Finance lease assets	Other assets	74,035	73,541
Total lease assets		$92,705	$93,265
Liabilities
Current
Operating	Accrued expenses and other liabilities	$5,119	$5,223
Finance	Accrued expenses and other liabilities	2,524	2,366
Non-Current
Operating	Other non-current liabilities	16,255	17,261
Finance	Other non-current liabilities	76,639	75,706
Total lease liabilities		$100,537	$100,556

The components of lease expense for the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended December 31,
(in thousands)	2022	2021
Operating lease expense	$1,501	$1,170
Finance lease amortization of assets	1,248	717
Finance lease interest on lease liabilities	1,092	804
Short term	103	42
Sublease income	(71)	(119)
Total lease expense	$3,873	$2,614

The tables below present supplemental information related to leases as of December 31, 2022 and September 30, 2022:

Weighted-average remaining lease term (years)	December 31, 2022	September 30, 2022
Operating leases	6.8	6.9
Finance leases	26.0	26.5
Weighted-average discount rate
Operating leases	4.2%	4.1%
Finance leases	5.9%	5.9%

The following table summarizes the maturities of lease liabilities at December 31, 2022:

(in thousands)	Operating Leases	Finance Leases	Total
2023	$4,555	$5,153	$9,708
2024	4,636	6,741	11,377
2025	3,780	6,629	10,409
2026	2,497	6,476	8,973
2027	1,877	6,070	7,947
Thereafter	7,695	122,216	129,911
Total lease payments	25,040	153,285	178,325
Less: interest	(3,666)	(74,122)	(77,788)
Present value of lease liability	$21,374	$79,163	$100,537

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

Derivative Instruments

The Company’s objective in using interest rate derivative instruments is to hedge against interest rate volatility associated with its Senior Secured Credit Facilities by converting a portion of its floating rate debt to fixed rate debt. In November 2022, the Company entered into two interest rate swap agreements with Barclays Bank PLC (“Barclays”) to manage interest rate risk related to 2022 Term Loan.  Each agreement has a notional amount of $150 million and will expire on October 31, 2025. One agreement swaps variable interest at a rate based on SOFR with a fixed rate of 4.39% and the second with a fixed rate of 4.48%.

At the inceptions of the swap agreements and as of December 31, 2022, both swaps were designated and qualified as cash flow hedges in accordance with ASC 815.  Their gain (loss) is recorded in Accumulated other comprehensive income (loss) and then reclassified into Interest expense in the same period in which the hedged transaction affects earnings.  As of December 31, 2022, the Company expects to reclass approximately $1.0 million ($0.7 million after-tax) as a reduction to interest expense in the next 12 months.

The following table provides the fair values of the interest rate derivative instruments as well as their classification on the Balance Sheet as of December 31, 2022 and September 30, 2022 (in thousands):

			Fair Value as of
	Fair Value Hierarchy	Balance Sheet Location	December 31, 2022	September 30, 2022
Assets
Interest rate swaps	Level 2	Other current assets	$1,048	$—
Liabilities
Interest rate swaps	Level 2	Other non-current liabilities	$3,491	$—

The Company estimates the fair value of interest rate swaps using a valuation model based on observable market data, such as yield curves.  Both swaps are classified as Level 2 measurement in the fair value hierarchy.

The following table provides the effects of the interest rate derivative instruments in Statements of Income and on Accumulated other comprehensive income (loss) as of December 31, 2022 and 2021 (in thousands):

	Cash Flow Hedge - Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Accumulated Other	Cash Flow Hedge - Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended December 31,		Comprehensive Income (Loss)	Three Months Ended December 31,
	2022	2021	into Income	2022	2021
Interest rate swaps	$(1,796)	$—	Interest expense	$(74)	$—

Other Financial Instruments

The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	December 31, 2022		September 30, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2022 Term Loan due April 28, 2029	$598,500	$586,530	$600,000	$586,500

Financial instruments remeasure at fair value on a recurring basis – During the year ended September 30, 2022, the Company entered into an arrangement for a contingent payment to the former owner and employee of StruXure. The contingent payment is based on achievement of a minimum EBITDA amount and a multiple of EBITDA, for EBITDA exceeding a higher threshold for calendar year 2022. Based on the formula, the potential contingent payout can range from zero to $13.9 million. At the date of acquisition, the fair value was estimated to be $9.5 million. As of December 31, 2022, the fair value was increased to $11.4 million based on the actual EBITDA amount for StruXure. Compensation expense of $9.5 million was recognized for the year ended September 30, 2022 and $1.9 million was recognized for the three months ended December 31, 2022.

In connection with the acquisition of INTEX on August 1, 2022, the Company entered into a contingent consideration arrangement with the former owner of INTEX. The contingent consideration is based on achievement of a minimum gross profit amount for calendar year 2022. Based on the formula, the potential contingent consideration can range from zero to $6.2 million.  At the date of the acquisition, the fair value was estimated to be $5.8 million. As of December 31, 2022, the fair value was increased to $6.2 million. Contingent payment of $5.8 million was included in the acquisition purchase price at the date of acquisition and the change in fair value of $0.4 million was recognized in selling, general and administrative expense for the three months ended December 31, 2022.

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

• Commercial—The Commercial segment manufactures, fabricates and distributes resin based extruded sheeting products for a variety of commercial and industrial applications through a widespread distribution network as well as directly to original equipment manufacturers. This segment includes Scranton Products which manufactures lockers and partitions and Vycom which manufactures resin based sheeting products. This segment is impacted by trends in and the strength of the repair and remodel sector.

The segment data below includes data for Residential and Commercial for the three months ended December 31, 2022 and 2021 (in thousands).

	Three Months Ended December 31,
	2022	2021
Net sales to customers
Residential	$179,484	$221,133
Commercial	36,775	38,575
Total	$216,259	$259,708
Adjusted EBITDA
Residential	$26,007	$69,431
Commercial	5,154	4,748
Total Adjusted EBITDA for reporting segments	$31,161	$74,179
Unallocated net expenses	(16,061)	(15,659)
Adjustments to Income before income tax provision
Depreciation and amortization	(33,840)	(28,082)
Stock-based compensation costs	(3,957)	(4,016)
Acquisition costs (1)	(2,435)	(497)
Other costs (2)	(733)	(485)
Interest expense, net	(9,299)	(4,148)
Income (loss) before income tax provision	$(35,164)	$21,292

(1)	Acquisition costs reflect costs directly related to completed acquisitions of $2.4 million and $0.5 million in the three months ended December 31, 2022 and 2021, respectively.
(2)

Other costs include costs for legal expense of $0.2 million and $0.3 million in the three months ended December 31, 2022 and 2021, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million for the three months ended December 31, 2021, and other costs of $0.5 million and $0.1 million for the three months ended December 31, 2022 and 2021, respectively.

13. CAPITAL STOCK

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

In the fiscal year ended September 30, 2022, the Company repurchased 2,508,906 shares of its Class A common stock under a $50 million accelerated share repurchase agreement at an average price of $19.93 per share.  During the same period, the Company also repurchased 1,607,664 shares of its Class A common stock on the open market at an average price of $19.58 per share, totaling an approximately $31.5 million reacquisition cost. During the three months ended December 31, 2022, the Company repurchased an additional 352,760 shares of its Class A common stock on the open market at an average price of $21.23 per share, totaling an approximately $7.5 million reacquisition cost.

As of December 31, 2022, the Company had approximately $311.0 million available for repurchases under the Share Repurchase Program.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), that includes, among other provisions, a one percent excise tax on net repurchases of stock after December 31, 2022. The Company expects the excise tax to apply to its Share Repurchase Program, but does not expect the excise tax to have a material effect on its business.

14. STOCK-BASED COMPENSATION

The Company grants stock-based awards to attract, retain and motivate key employees and directors.

The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 2,688,067 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.

Stock-based compensation expense for the three months ended December 31, 2022 and 2021 was $4.0 million and $4.0 million, respectively, recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income. Total income tax benefit for the three months ended December 31, 2022 and 2021 was $0.8 million and $0.8 million, respectively. As of December 31, 2022, the Company had not yet recognized compensation cost on unvested stock-based awards of $39.4 million, with a weighted average remaining recognition period of 2.2 years.

The Company uses the Black Scholes pricing model to estimate the fair value of its service-based awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within ten years of the grant date.

The following table sets forth the significant assumptions used for the calculation of stock-based compensation expense for the three months ended December 31, 2022 and 2021:

	December 12, 2022 Grant Date	November 19, 2021 Grant Date
Risk-free interest rate	3.77%	1.34%
Expected volatility	40.00%	40.00%
Expected term (in years)	6.00	6.00
Expected dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the performance-based stock option activity for the three months ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2022	1,410,653	$23.00
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(2,174)	23.00
Outstanding at December 31, 2022	1,408,479	23.00	7.1	—
Vested and exercisable at December 31, 2022	1,408,479	$23.00	7.1	—

The following table summarizes the service-based stock option activity for the three months ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2022	3,557,194	$25.57
Granted	250,477	20.18
Exercised	—	—
Cancelled/Forfeited	(31,281)	23.00
Outstanding at December 31, 2022	3,776,390	25.23	7.7	42
Vested and exercisable at December 31, 2022	2,179,215	$23.88	7.3	—

Restricted Stock Awards

A summary of the service-based restricted stock awards activity during the three months ended December 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2022	275,628	$23.00
Granted	—	—
Vested	(20,483)	23.00
Forfeited	(14,663)	23.00
Outstanding and unvested at December 31, 2022	240,482	$23.00

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

A summary of the performance-based restricted stock unit awards activity for the three months ended December 31, 2022 presented at target was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2022	221,469	$37.51
Granted	317,033	20.18
Vested	—	—
Forfeited	(4,470)	38.04
Outstanding and unvested at December 31, 2022	534,032	$27.22

Restricted Stock Units

A summary of the service-based restricted stock unit awards activity for the three months ended December 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2022	574,499	$31.14
Granted	384,712	20.17
Vested	(78,358)	38.18
Forfeited	(9,601)	34.09
Outstanding and unvested at December 31, 2022	871,252	$25.63

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

	Three Months Ended December 31,
	2022	2021
Numerator:
Net income (loss)	$(25,836)	$16,707
Net income (loss) attributable to common stockholders - basic and diluted	$(25,836)	$16,707
Denominator:
Weighted-average shares of common stock
Basic	150,877,635	154,407,244
Diluted	150,877,635	156,854,925
Net income (loss) per share attributable to common stockholders:
Net income (loss) per common share - basic	$(0.17)	$0.11
Net income (loss) per common share - diluted	$(0.17)	$0.11

The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income per share because the effect was anti-dilutive:

	Three Months Ended December 31,
	2022	2021
Stock Options	5,010,161	254,208
Restricted Stock Units	531,462	117,835

16. INCOME TAXES

The Company calculates the interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting, specifically ASC-740-270-25-2. For interim periods, the Company estimates the annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rates for the three months ended December 31, 2022 and 2021 were 26.5% and 21.5%, respectively. The increase in the effective income tax rate for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, is primarily driven by the impact of updated forecast state tax assumptions and year-to-date disallowed stock-based compensation expense on the Company’s current earnings.

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

18. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

The AZEK Company Inc. (parent company only)

Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	December 31, 2022	September 30, 2022
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,412,772	$1,444,443
Total non-current assets	1,412,772	1,444,443
Total assets	$1,412,772	$1,444,443
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at December 31, 2022 and September 30, 2022, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,196,865 shares issued at December 31, 2022 and 155,157,220 shares issued at September 30, 2022	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at December 31, 2022 and at September 30, 2022, respectively	—	—
Additional paid‑in capital	1,633,827	1,630,378
Accumulated deficit	(138,838)	(113,002)
Accumulated other comprehensive income (loss)	(1,796)	—
Treasury stock, at cost, 4,469,330 and 4,116,570 shares at December 31, 2022 and September 30, 2022, respectively	(80,576)	(73,088)
Total stockholders’ equity	1,412,772	1,444,443
Total liabilities and stockholders’ equity	$1,412,772	$1,444,443

	Three Months Ended December 31,
	2022	2021
Net income (loss) of subsidiaries	$(25,836)	$16,707
Net income (loss) of subsidiaries	$(25,836)	$16,707
Comprehensive income (loss)	$(27,632)	$16,707

The AZEK Company Inc. did not have any cash as of December 31, 2022 or September 30, 2022, accordingly a Condensed Statement of Cash Flows has not been presented.

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

Dividends from Subsidiaries

There were $7.5 million and $0.0 million cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during the three months ended December 31, 2022 and 2021. The $7.5 million cash dividends were used to fund share repurchases on the open market.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual consolidated financial statements and related notes and our discussion and analysis of financial condition and results of operations, which were included in our 2022 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or the SEC, on November 29, 2022, or our 2022 Form 10-K, as well as Item 1. Financial Statements in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations, cash flows, expansion plans, capital investments, capacity targets and other strategic initiatives, are forward-looking statements. In some cases, forward looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” or the negative of these terms and similar expressions intended to identify forward-looking statements. In particular, statements about potential new products and product innovation, statements regarding the potential impact of climate change and extreme weather events, the COVID-19 pandemic or geopolitical conflicts, such as the conflict between Russia and Ukraine, statements about the markets in which we operate and the economy more generally, including inflation and interest rates, supply and demand balance, growth of our various markets and growth in the use of engineered products as well as our ability to share in such growth, statements about our ability to source our raw materials in line with our expectations, future pricing for our products or our raw materials and our ability to successfully manage market and interest rate risks and control or reduce costs, statements with respect to our ability to meet future goals and targets, including our environmental, social and governance targets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in the Quarterly Report on Form 10-Q are forward-looking statements. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our 2022 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

Economic Environment; Global Events

We expect the macroeconomic environment, including increased inflation and rising interest rates, will continue to be a critical factor affecting the overall business climate as well as our business and demand for our products. During the first quarter of fiscal 2023, our channel partners met demand partially through inventory drawdowns causing us to experience a recalibration of channel inventory and negatively impacting sales for the period. We believe this recalibration in our Residential segment is complete and will better position us and our channel partners to drive continued expansion of our market position in fiscal year 2023. Looking ahead, we will continue proactively adjusting our operating plans, capital expenditures and expenses as necessary and appropriate and executing on our long-term strategy.

In addition, the current conflict between Russia and Ukraine and the related sanctions and other penalties imposed by countries around the world against Russia continue to create substantial uncertainty in the global political and economic landscapes. While our operations are primarily within North America and we have no operations in Russia or Ukraine, and we do not have direct exposure to customers and vendors in Russia and Ukraine, we are actively monitoring the broader economic impact of the crisis, especially the potential impact of any further disruptions to global supply chains generally and our supply chain in particular, fluctuating commodity and fuel prices, and, in turn, prices of our raw materials, and the impact of an extended economic downturn on our direct and indirect customers. In addition, the U.S. government has reported that U.S. sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks against U.S. companies. These increased threats could pose risks to the security of our information technology systems, as well as the confidentiality, availability and integrity of our or our customers’ data.

Finally, we expect that the direct and indirect economic effects of the COVID-19 pandemic will likely continue to affect demand for our products in ways that may be difficult to predict. The global impact of the COVID-19 pandemic continues to evolve, and we continue to monitor the situation closely.

We are unable to fully predict the impact that the above events and conditions will have on the global economy, our industry or our business, financial condition, results of operations or cash flows. See also Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q and Part 1, Item 1A “Risk Factors” of our 2022 Form 10-K.

Recent Acquisition

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

Results of Operations

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

The following table summarizes certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,
(U.S. dollars in thousands)	2022	2021	$ Variance	% Variance
Net sales	$216,259	$259,708	$(43,449)	(16.7)%
Cost of sales	168,680	171,099	(2,419)	(1.4)%
Gross profit	47,579	88,609	(41,030)	(46.3)%
Selling, general and administrative expenses	73,444	63,169	10,275	16.3%
Operating income (loss)	(25,865)	25,440	(51,305)	(201.7)%
Interest expense, net	9,299	4,148	5,151	124.2%
Income tax expense (benefit)	(9,328)	4,585	(13,913)	(303.4)%
Net income (loss)	$(25,836)	$16,707	$(42,543)	(254.6)%

Net Sales

Net sales for the three months ended December 31, 2022 decreased by $43.4 million, or 16.7%, to $216.3 million from $259.7 million for the three months ended December 31, 2021. The decrease was primarily due to an approximately 33% decline in volume, primarily as a result of the channel inventory reductions to better calibrate inventory to historical average levels discussed above, partially offset by positive pricing and a $20.9 million net sales contribution from recent acquisitions. Net sales for the three months ended December 31, 2022 decreased for our Residential segment by 18.8% and our Commercial segment by 4.7%, in each case as compared to the prior year period.

Cost of Sales

Cost of sales for the three months ended December 31, 2022 decreased by $2.4 million, or 1.4%, to $168.7 million from $171.1 million for the three months ended December 31, 2021 primarily due to decreased costs on lower sales volumes, partially offset by higher raw material costs.

Gross Profit

Gross profit for the three months ended December 31, 2022 decreased by $41.0 million, or 46.3%, to $47.6 million from $88.6 million for the three months ended December 31, 2021. The decrease in gross profit was primarily driven by the lower sales results in the Residential and Commercial segments. Gross profit as a percent of net sales decreased to 22.0% for the three months ended December 31, 2022 compared to 34.1% for the three months ended December 31, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.3 million, or 16.3%, to $73.4 million, or 34.0% of net sales, for the three months ended December 31, 2022 from $63.2 million, or 24.3% of net sales, for the three months ended December 31, 2021. The increase was primarily due to contribution from acquisitions, higher marketing expenses and acquisition costs.

Interest Expense, net

Interest expense, net, increased by $5.2 million, or 124.2%, to $9.3 million for the three months ended December 31, 2022 from $4.1 million for the three months ended December 31, 2021. Interest expense, net increased due to higher interest rate and principal balance outstanding during the three months ended December 31, 2022, when compared to the three months ended December 31, 2021.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased by $13.9 million to $(9.3) million for the three months ended December 31, 2022 compared to $4.6 million for the three months ended December 31, 2021. The decrease in our income tax expense was primarily driven by the pre-tax operating losses.

Net Income (Loss)

Net income (loss) decreased by $42.5 million to $(25.8) million for the three months ended December 31, 2022 compared to $16.7 million for the three months ended December 31, 2021, due to the factors described above.

Segment Results of Operations

We report our results in two segments: Residential and Commercial. The key segment measures used by our chief operating decision maker in deciding how to evaluate performance and allocate resources to each of the segments are Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin. Depending on certain circumstances, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin may be calculated differently, from time to time, than our Adjusted EBITDA and Adjusted EBITDA Margin, which are further discussed under the heading “Non-GAAP Financial Measures.” Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin represent measures of segment profit reported to our chief operating decision maker for the purpose of making decisions about allocating resources to a segment and assessing its performance and are determined as disclosed in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q consistent with the requirements of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC 280, Segment Reporting. We define Segment Adjusted EBITDA as a segment’s net income (loss) before income tax (benefit) expense and by adding to or subtracting therefrom interest expense, net, depreciation and amortization, share-based compensation costs, asset impairment and inventory revaluation costs, business transformation costs, capital structure transaction costs, acquisition costs, initial public offering costs and certain other costs. Segment Adjusted EBITDA Margin is equal to a segment’s Segment Adjusted EBITDA divided by such segment’s net sales. Corporate expenses, which include selling, general and administrative costs related to our corporate offices, including payroll and other professional fees, are not included in computing Segment Adjusted EBITDA. Such corporate expenses increased by $0.5 million to $21.2 million for the three months ended December 31, 2022, from $20.7 million for the three months ended December 31, 2021.

Residential

The following table summarizes certain financial information relating to the Residential segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,
(U.S. dollars in thousands)	2022	2021	$ Variance	% Variance
Net sales	$179,484	$221,133	$(41,649)	(18.8)%
Segment Adjusted EBITDA	26,007	69,431	(43,424)	(62.5)%
Segment Adjusted EBITDA Margin	14.5%	31.4%	N/A	N/A

Net Sales

Net sales for the three months ended December 31, 2022 decreased by $41.6 million, or 18.8%, to $179.5 million from $221.1 million for the three months ended December 31, 2021. The decrease was attributable to lower net sales related to our Deck, Rail & Accessories businesses as a result of channel inventory reductions to better calibrate inventory to historical average levels discussed above, partially offset by positive growth in our Exteriors business and a $20.9 million net sales contribution from recent acquisitions.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2022 decreased by $43.4 million, or 62.5%, to $26.0 million from $69.4 million for the three months ended December 31, 2021. The decrease was mainly driven by lower sales, higher raw material costs, selling and marketing expenses and manufacturing costs.

Commercial

The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,
(U.S. dollars in thousands)	2022	2021	$ Variance	% Variance
Net sales	$36,775	$38,575	$(1,800)	(4.7)%
Segment Adjusted EBITDA	5,154	4,748	406	8.6%
Segment Adjusted EBITDA Margin	14.0%	12.3%	N/A	N/A

Net Sales

Net sales for the three months ended December 31, 2022 decreased by $1.8 million, or 4.7%, to $36.8 million from $38.6 million for the three months ended December 31, 2021. The decrease was primarily attributable to lower net sales in our Vycom and Scranton Products businesses.

Segment Adjusted EBITDA

Segment Adjusted EBITDA of the Commercial segment was $5.2 million for the three months ended December 31, 2022, compared to $4.7 million for the three months ended December 31, 2021. The increase was primarily driven by net manufacturing productivity.

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

	Three Months Ended December 31,
(U.S. dollars in thousands, except per share amounts)	2022	2021
Adjusted Gross Profit	$71,898	$107,090
Adjusted Gross Profit Margin	33.2%	41.2%
Adjusted Net Income (Loss)	$(13,852)	$28,757
Adjusted Diluted EPS	$(0.09)	$0.18
Adjusted EBITDA	$15,100	$58,520
Adjusted EBITDA Margin	7.0%	22.5%

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

The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands)	2022	2021
Gross Profit	$47,579	$88,609
Depreciation and amortization (1)	24,319	18,481
Adjusted Gross Profit	$71,898	$107,090

	Three Months Ended December 31,
	2022	2021
Gross Margin	22.0%	34.1%
Depreciation and amortization	11.2%	7.1%
Adjusted Gross Profit Margin	33.2%	41.2%

(1)

Depreciation and amortization for the three months ended December 31, 2022 and 2021 consists of $19.7 million and $13.6 million, respectively, of depreciation and $4.6 million and $4.9 million, respectively, of amortization of intangible assets relating to our manufacturing process.

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands, except per share amounts)	2022	2021
Net income (loss)	$(25,836)	$16,707
Amortization	11,837	12,880
Stock-based compensation (1)	1,259	1,960
Acquisition costs (2)	2,435	497
Other costs (3)	733	485
Tax impact of adjustments (4)	(4,280)	(3,772)
Adjusted Net Income (Loss)	$(13,852)	$28,757

	Three Months Ended December 31,
	2022	2021
Net income (loss)	$(0.17)	$0.11
Amortization	0.08	0.08
Stock-based compensation	0.01	0.01
Acquisition costs	0.02	—
Other costs	—	—
Tax impact of adjustments	(0.03)	(0.02)
Adjusted Diluted EPS (5)	$(0.09)	$0.18

(1)

Stock-based compensation costs reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.

(2)	Acquisition costs reflect costs directly related to completed acquisitions of $2.4 million and $0.5 million in the three months ended December 31, 2022 and 2021, respectively.
(3)

Other costs include costs for legal expense of $0.2 million and $0.3 million in the three months ended December 31, 2022 and 2021, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million for the three months ended December 31, 2021, and other costs of $0.5 million and $0.1 million for the three months ended December 31, 2022 and 2021, respectively.

(4)	Tax impact of adjustments are based on applying a combined U.S. federal and state statutory tax rate of 26.5% and 24.5% for the three months ended December 31, 2022 and 2021, respectively.
(5)	Weighted average common shares outstanding used in computing diluted net income per common share of 150,877,635 and 156,854,925 for the three months ended December 31, 2022 and 2021, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands)	2022	2021
Net income (loss)	$(25,836)	$16,707
Interest expense	9,299	4,148
Depreciation and amortization	33,840	28,082
Income tax expense (benefit)	(9,328)	4,585
Stock-based compensation	3,957	4,016
Acquisition costs (1)	2,435	497
Other costs (2)	733	485
Total adjustments	40,936	41,813
Adjusted EBITDA	$15,100	$58,520

	Three Months Ended December 31,
	2022	2021
Net income (loss)	(11.9)%	6.4%
Interest expense	4.3%	1.6%
Depreciation and amortization	15.7%	10.8%
Income tax expense (benefit)	(4.3)%	1.8%
Stock-based compensation	1.8%	1.5%
Acquisition costs	1.1%	0.2%
Other costs	0.3%	0.2%
Total adjustments	18.9%	16.1%
Adjusted EBITDA Margin	7.0%	22.5%

(1)	Acquisition costs reflect costs directly related to completed acquisitions of $2.4 million and $0.5 million in the three months ended December 31, 2022 and 2021, respectively.
(2)

Other costs include costs for legal expense of $0.2 million and $0.3 million in the three months ended December 31, 2022 and 2021, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million for the three months ended December 31, 2021, and other costs of $0.5 million and $0.1 million for the three months ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Liquidity Outlook

Our primary cash needs are to fund operations, working capital, capital expenditures, debt service and any acquisitions we may undertake. As of December 31, 2022, we had cash and cash equivalents of $86.9 million and total indebtedness of $598.5 million. CPG International LLC, our direct, wholly owned subsidiary, had approximately $147.2 million available under the borrowing base for future borrowings as of December 31, 2022. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

CPG International LLC is party to the Revolving Credit Facility and the 2022 Term Loan Agreement, or, together, the Senior Secured Credit Facilities. The obligations under the Senior Secured Credit Facilities are secured by specified assets. The obligations under the Senior Secured Credit Facilities are guaranteed by us and the wholly owned domestic subsidiaries of CPG International LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

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

Since our and our subsidiaries’ restricted net assets exceed 25% of our consolidated net assets, in accordance with Rule 12-04, Schedule 1 of Regulation S-X, refer to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for condensed parent company financial statements of the Company.

Cash Sources

We have historically relied on cash flows from operations generated by CPG International LLC, borrowings under the credit facilities, issuances of notes and other forms of debt financing and capital contributions to fund our cash needs.

On September 30, 2013, our subsidiary, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC, a limited liability company formed to effect the acquisition of CPG International LLC), and the lenders party thereto entered into the Revolving Credit Facility. On March 9, 2017, the Revolving Credit Facility was amended and restated to provide for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a specified percentage of eligible accounts receivable and inventory, less reserves that may be established by the Revolver Administrative Agent in the exercise of its reasonable credit judgment. As of each of December 31, 2022 and September 30, 2022, CPG International LLC had no outstanding borrowings under the Revolving Credit Facility and had $2.8 million of outstanding letters of credit held against the Revolving Credit Facility. As of December 31, 2022 and September 30, 2022, CPG International LLC had approximately $147.2 million and $147.2 million, respectively, available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $86.9 million and $120.8 million, respectively. Because our borrowing capacity under the Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, the amount available under the borrowing base may not reflect actual borrowing capacity under the Revolving Credit Facility.

Cash Uses

Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, share repurchases, and, if market conditions warrant, making selected acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.

The table below details the total operating, investing and financing activity cash flows for the three months ended December 31, 2022 and 2021.

Cash Flows

	Three Months Ended December 31,
(U.S. dollars in thousands)	2022	2021	$ Variance	% Variance
Net cash provided by (used in) operating activities	$6,409	$(30,620)	$37,029	(120.9)%
Net cash provided by (used in) investing activities	(30,263)	(156,611)	126,348	(80.7)%
Net cash provided by (used in) financing activities	(10,098)	2,751	(12,849)	(467.1)%
Net increase (decrease) in cash	$(33,952)	$(184,480)	$150,528	(81.6)%

Operating Activities

Net cash provided by (used in) operating activities was $6.4 million and $(30.6) million for the three months ended December 31, 2022 and 2021, respectively. The $37.0 million increase in cash provided by operating activities is primarily related to lower production as inventory levels were higher at year end compared to inventory levels at December 31, 2021.

Investing Activities

Net cash provided by (used in) investing activities was $(30.3) million and $(156.6) million for the three months ended December 31, 2022 and 2021, respectively. Net cash provided by (used in) investing activities for the three months ended December 31, 2022 primarily consisted of $(30.3) million for purchases of property, plant and equipment in the normal course of business, as compared to the three months ended December 31, 2021, which consisted of $(91.3) million for acquisitions and $(65.3) million for purchases of property, plant and equipment to support our expansion of capacity in our manufacturing facilities.

Financing Activities

          Net cash provided by (used in) financing activities was $(10.1) million and $2.8 million for the three months ended December 31, 2022 and 2021, respectively. Net cash provided by (used in) financing activities for the three months ended December 31, 2022 primarily consisted of treasury stock repurchases, as compared to the three months ended December 31, 2021, which primarily consisted of cash received from the exercise of stock options.

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

In the fiscal year ended September 30, 2022, we repurchased 2,508,906 shares of our Class A common stock under a $50 million accelerated share repurchase agreement at an average price of $19.93 per share.  During the same period, we also repurchased 1,607,664 shares of our Class A common stock on the open market at an average price of $19.58 per share, totaling an approximately $31.5 million reacquisition cost. During the three months ended December 31, 2022, we repurchased an additional 352,760 shares of our Class A common stock on the open market at an average price of $21.23 per share, totaling an approximately $7.5 million reacquisition cost.

As of December 31, 2022, we had approximately $311.0 million available for repurchases under the Share Repurchase Program.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, that includes, among other provisions, a one percent excise tax on net repurchases of stock after December 31, 2022. We expect the excise tax to apply to our Share Repurchase Program, but do not expect the excise tax to have a material effect on our business.

See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information.

Revolving Credit Facility

The Revolving Credit Facility provides for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. As of December 31, 2022, outstanding revolving loans under the Revolving Credit Facility bore interest at a rate which equaled, at our option, either (i) for alternative base rate, or ABR, borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the LIBOR, as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 25 to 75 basis points based on average historical availability, or (ii) for Eurocurrency borrowings, adjusted LIBOR plus a spread of 125 to 175 basis points, based on average historical availability. The maturity of the Revolving Credit Facility is the earlier of March 31, 2026 and the date that is 91 days prior to the maturity of the Term Loan Agreement or any permitted refinancing thereof.

On January 26, 2023, CPG International LLC further amended the Revolving Credit Facility, replacing all LIBOR-based provisions with provisions reflecting the Secured Overnight Financing Rate, or SOFR, including, without limitation, the use of a new Adjusted Term SOFR benchmark rate equal to Term SOFR (as defined in the Revolving Credit Agreement) plus 0.10%.

A “commitment fee” accrues on any unused portion of the revolving commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points.

The obligations under the Revolving Credit Facility are secured by a first priority security interest in certain assets, including substantially all of the accounts receivable, inventory, deposit accounts, securities accounts and cash assets of the Company, CPG International LLC and the subsidiaries of CPG International LLC that are guarantors under the Revolving Credit Facility, and the proceeds thereof (subject to certain exceptions), or the Revolver Priority Collateral, plus a second priority security interest in all of the Term Loan Priority Collateral (as defined below). The obligations under the Revolving Credit Facility are guaranteed by us and the wholly owned domestic subsidiaries of CPG International LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of December 31, 2022 and September 30, 2022, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

We also have the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

2022 Term Loan Agreement

The 2022 Term Loan Agreement is a first lien term loan and will mature on April 28, 2029, subject to acceleration or prepayment.  The 2022 Term Loan Agreement will amortize in equal quarterly installments of 0.25% of the aggregate principal amount of the loans outstanding, subject to reduction for certain prepayments.

The obligations under the 2022 Term Loan Agreement are secured by a first priority security interest in the membership interests of CPG International LLC owned by us, the equity interests of CPG International LLC’s domestic subsidiaries, other than certain immaterial subsidiaries and other excluded subsidiaries, and all remaining assets not constituting Revolver Priority Collateral (subject to certain exceptions) of the Company, CPG International LLC and the subsidiaries of CPG International LLC that are guarantors under the 2022 Term Loan Agreement, and a second priority security interest in the Revolver Priority Collateral. The obligations under the 2022 Term Loan Agreement are guaranteed by us and the wholly owned domestic subsidiaries of CPG International LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

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

Loans under the 2022 Term Loan Agreement may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than the Prepayment Premium, as defined in the 2022 Term Loan Agreement, if applicable), subject to certain customary conditions. The 2022 Term Loan Agreement also requires mandatory prepayments of loans under the 2022 Term Loan Agreement from the proceeds of certain debt issuances and certain asset dispositions (subject to certain reinvestment rights) and, commencing with the fiscal year ending September 30, 2023, a percentage of excess cash flow (subject to step-downs upon CPG International LLC achieving certain leverage ratios and other reductions in connection with other debt prepayments).

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our 2022 Form 10-K, except as updated in Note 1 of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the Revolving Credit Facility. As of December 31, 2022 and September 30, 2022, we had $598.5 million and $600.0 million outstanding under the 2022 Term Loan Agreement, respectively, and no outstanding amounts under the Revolving Credit Facility. The 2022 Term Loan Agreement and Revolving Credit Facility bear interest at variable rates. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities, and giving effect related to derivatives, as of December 31, 2022 and 2021, would have increased or decreased annual cash interest by approximately $3.0 million and $4.7 million, respectively.

 We have and may continue to enter into agreements such as floating for fixed-rate interest rate swaps and other hedging contracts in order to hedge against interest rate volatility associated with our Senior Secured Credit Facilities. For example, effective November 2022, we entered into interest rate swaps, which swapped interest at a rate based on SOFR on a notional amount of $300 million for a fixed rate. We do not intend or expect to enter into interest rate swaps or other derivative transactions for speculative purposes. In the future, in order to manage our interest rate risk, we may refinance our existing debt.

Credit Risk

As of December 31, 2022 and September 30, 2022, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of products primarily to established distributors inside of the United States. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed. As of December 31, 2022, two customers represented more than 10% of gross trade receivables; Customer A was 12.4% and Customer B was 10.7%. As of September 30, 2022, two customers each represented more than 10% of gross trade receivables; Customer A was 14.8% and Customer C was 10.6%.

Foreign Currency Risk

Substantially all of our business is currently conducted in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar as compared to other currencies would have a material effect on our operating results.

Inflation

Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use and other costs, including freight and labor costs. Global inflation increased during 2022, and the conflict in Ukraine and other geopolitical tensions and economic uncertainties have exacerbated inflationary pressures, including causing increases in the prices for goods and services and exacerbating global supply chain disruptions, which have resulted in, and may continue to result in, shortages in materials and services and related issues. Historically, we have generally been able over time to offset, in whole or in part, the effects of inflation and price fluctuations through sales price increases and production efficiencies associated with technological enhancements and volume growth; however, we cannot reasonably estimate our ability to offset any increases in raw material prices or freight or labor costs or other inflationary pressures in the future. Such sustained inflationary pressures may have an adverse effect on our business, financial condition and results of operations if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Since September 30, 2022, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our 2022 Form 10-K. You should carefully consider the risk factors in our 2022 Form 10-K and our other filings made with the SEC. You should be aware that such risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of our Class A common stock during the three months ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1), (2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1), (2)
October 1, 2022 – October 31, 2022	—	$—	—	$318,517,083
November 1, 2022 – November 30, 2022	—	—	—	318,517,083
December 1, 2022 – December 31, 2022	352,760	21.23	352,760	311,028,793
Total	352,760	$21.23	352,760

(1)	On May 5, 2022, the Board of Directors authorized us to repurchase up to $400 million of our Class A common stock.
(2)

We repurchased 352,760 shares of our Class A common stock on the open market at an average price of $21.23 per share, totaling an approximately $7.5 million reacquisition cost, during the three months ended December 31, 2022.

See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information on Share Repurchase Program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of The AZEK Company Inc.	8-K	3.2	03/10/2022	001-39322

3.2	Amended and Restated Bylaws of The AZEK Company Inc.	8-K	3.3	03/10/2022	001-39322

4.1	Stockholders Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.1	08/14/2020	001-39322

4.2	Registration Rights Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.2	08/14/2020	001-39322

10.1*†	Employment Offer Letter, dated as of September 14, 2021, by and between CPG International LLC and Samara Toole

10.2*†	Employment Offer Letter, dated as of December 12, 2020, by and between CPG International LLC and Morgan Walbridge

10.3*

Fourth Amendment, dated January 26, 2023, to Amended and Restated Revolving Credit Agreement, dated as of March 9, 2017, among CPG International LLC, The AZEK Company Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contract or compensatory plan.
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

The AZEK Company Inc.

Date: February 9, 2023	By:	/s/ Peter Clifford
Peter Clifford Senior Vice President and Chief Financial Officer (Principal Financial Officer)