Form 10-Q
period 2023-03-31
AZEK Co Inc.
filed 2023-05-05
CIK 1782754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of April 28, 2023, the registrant had 150,932,386 shares of Class A Common Stock, $0.001 par value per share, and 100 shares of Class B Common Stock, $0.001 par value per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The AZEK Company Inc.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

in thousands	March 31, 2023	September 30, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$126,259	$120,817
Trade receivables, net of allowances	152,745	90,159
Inventories	251,025	299,905
Prepaid expenses	16,747	17,212
Other current assets	21,822	2,501
Total current assets	568,598	530,594
Property, plant and equipment - net	507,198	517,913
Goodwill	994,155	993,995
Intangible assets - net	222,378	245,835
Other assets	91,649	94,754
Total assets	$2,383,978	$2,383,091
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$51,921	$48,987
Accrued rebates	65,074	50,479
Accrued interest	58	4,436
Current portion of long-term debt obligations	6,000	6,000
Accrued expenses and other liabilities	69,452	72,589
Total current liabilities	192,505	182,491
Deferred income taxes	64,423	65,195
Long-term debt—less current portion	582,572	584,879
Other non-current liabilities	109,405	106,083
Total liabilities	948,905	938,648
Commitments and contingencies (See Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at March 31, 2023 and September 30, 2022, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,303,433 shares issued at March 31, 2023 and 155,157,220 shares issued at September 30, 2022	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at March 31, 2023 and at September 30, 2022, respectively	—	—
Additional paid‑in capital	1,641,321	1,630,378
Accumulated deficit	(122,565)	(113,002)
Accumulated other comprehensive income (loss)	(3,262)	—
Treasury stock, at cost, 4,469,330 and 4,116,570 shares at March 31, 2023 and September 30, 2022, respectively	(80,576)	(73,088)
Total stockholders' equity	1,435,073	1,444,443
Total liabilities and stockholders' equity	$2,383,978	$2,383,091

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2023	2022	2023	2022
Net sales	$377,692	$396,255	$593,951	$655,963
Cost of sales	269,519	273,795	438,199	444,894
Gross profit	108,173	122,460	155,752	211,069
Selling, general and administrative expenses	74,460	70,822	147,904	133,991
Operating income	33,713	51,638	7,848	77,078
Other expenses:
Interest expense	10,774	4,010	20,073	8,158
Total other expenses	10,774	4,010	20,073	8,158
Income (loss) before income taxes	22,939	47,628	(12,225)	68,920
Income tax expense (benefit)	6,666	11,810	(2,662)	16,395
Net income (loss)	$16,273	$35,818	$(9,563)	$52,525
Other comprehensive income (loss):
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	$(1,466)	$—	$(3,262)	$—
Total other comprehensive income (loss)	(1,466)	—	(3,262)	—
Comprehensive income (loss)	$14,807	$35,818	$(12,825)	$52,525

Net income (loss) per common share:
Basic	$0.11	$0.23	$(0.06)	$0.34
Diluted	0.11	0.23	(0.06)	0.34

Weighted-average common shares outstanding:
Basic	150,713,075	154,661,277	150,812,859	154,551,589
Diluted	151,268,535	156,121,476	150,812,859	156,560,502

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. dollars, except for share amounts)

(Unaudited)

	Common Stock				Treasury Stock		Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2022	155,196,865	$155	100	$—	4,469,330	$(80,576)	$1,633,827	$(138,838)	$(1,796)	$1,412,772
Net income (loss)	—	—	—	—	—	—	—	16,273	—	16,273
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,466)	(1,466)
Stock-based compensation	—	—	—	—	—	—	5,593	—	—	5,593
Exercise of vested stock options	82,646	—	—	—	—	—	1,901	—	—	1,901
Cancellation of restricted stock awards	(3,665)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	27,587	—	—	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	—	—	—	—
Balance – March 31, 2023	155,303,433	$155	100	$—	4,469,330	$(80,576)	$1,641,321	$(122,565)	$(3,262)	$1,435,073

Balance – September 30, 2022	155,157,220	$155	100	$—	4,116,570	$(73,088)	$1,630,378	$(113,002)	$—	$1,444,443
Net income (loss)	—	—	—	—	—	—	—	(9,563)	—	(9,563)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(3,262)	(3,262)
Stock-based compensation	—	—	—	—	—	—	9,502	—	—	9,502
Exercise of vested stock options	82,646	—	—	—	—	—	1,901	—	—	1,901
Cancellation of restricted stock awards	(18,328)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	81,895	—	—	—	—	—	(460)	—	—	(460)
Treasury stock purchases	—	—	—	—	352,760	(7,488)	—	—	—	(7,488)
Balance – March 31, 2023	155,303,433	$155	100	$—	4,469,330	$(80,576)	$1,641,321	$(122,565)	$(3,262)	$1,435,073

	Common Stock				Treasury Stock		Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – December 31, 2021	155,032,377	$155	100	$—	—	$—	$1,622,516	$(171,520)	$—	$1,451,151
Net income (loss)	—	—	—	—	—	—	—	35,818	—	35,818
Stock-based compensation	—	—	—	—	—	—	4,881	—	—	4,881
Exercise of vested stock options	70,149	—	—	—	—	—	1,613	—	—	1,613
Cancellation of restricted stock awards	(6,174)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	12,275	—	—	—	—	—	(429)	—	—	(429)
Balance – March 31, 2022	155,108,627	$155	100	$—	—	$—	$1,628,581	$(135,702)	$—	$1,493,034

Balance – September 30, 2021	154,866,313	$155	100	$—	—	$—	$1,615,236	$(188,227)	$—	$1,427,164
Net income (loss)	—	—	—	—	—	—	—	52,525	—	52,525
Stock-based compensation	—	—	—	—	—	—	8,851	—	—	8,851
Exercise of vested stock options	214,041	—	—	—	—	—	4,923	—	—	4,923
Cancellation of restricted stock awards	(10,573)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	38,846	—	—	—	—	—	(429)	—	—	(429)
Balance – March 31, 2022	155,108,627	$155	100	$—	—	$—	$1,628,581	$(135,702)	$—	$1,493,034

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended March 31,
	2023	2022
Operating activities:
Net income (loss)	$(9,563)	$52,525
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	42,018	31,680
Amortization of intangibles	23,457	25,444
Non-cash interest expense	824	2,373
Non-cash lease expense	(122)	(68)
Deferred income tax (benefit) provision	465	15,132
Non-cash compensation expense	12,678	11,773
Fair value adjustment for contingent consideration	400	—
Loss on disposition of property, plant and equipment	183	425
Changes in certain assets and liabilities:
Trade receivables	(62,586)	(90,571)
Inventories	48,880	(98,616)
Prepaid expenses and other currents assets	(18,310)	(8,677)
Accounts payable	15,702	12,213
Accrued expenses and interest	7,530	(22,294)
Other assets and liabilities	1,586	1,118
Net cash provided by (used in) operating activities	63,142	(67,543)
Investing activities:
Purchases of property, plant and equipment	(47,284)	(113,995)
Proceeds from disposition of fixed assets	99	497
Acquisitions, net of cash acquired	(161)	(86,935)
Net cash used in investing activities	(47,346)	(200,433)
Financing activities:
Payments on 2022 Term Loan Agreement	(3,000)	—
Proceeds under revolving credit facility	25,000	40,000
Payments under revolving credit facility	(25,000)	—
Repayments of finance lease obligations	(1,307)	(1,242)
Exercise of vested stock options	1,901	4,923
Cash paid for shares withheld for taxes	(460)	(429)
Purchases of treasury stock	(7,488)	—
Net cash provided by (used in) financing activities	(10,354)	43,252
Net increase (decrease) in cash and cash equivalents	5,442	(224,724)
Cash and cash equivalents – Beginning of period	120,817	250,536
Cash and cash equivalents – End of period	$126,259	$25,812
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$23,611	$5,792
Cash paid for income taxes, net	14,959	5,484
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$12,984	$11,976
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	2,439	10,208

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands of U.S. dollars, unless otherwise specified)

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The AZEK Company Inc. (the “Company”, “we”, “us” or “our”) is a Delaware corporation that holds all of the limited liability company interests in CPG International LLC, the entity which directly and indirectly holds all of the equity interests in the operating subsidiaries. The Company is an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable building products for residential, commercial and industrial markets. The Company’s products include decking, railing, trim, porch, moulding, pergolas, bathroom and locker systems, as well as extruded plastic sheet products and other non-fabricated products for special applications in industrial markets. The Company operates in various locations throughout the United States. The Company’s residential products are primarily branded under the brand names AZEK®, TimberTech®, VERSATEX®, ULTRALOX®, StruXure™ and INTEX®, while the commercial products are branded under the Vycom® brand names Celtec®, Playboard®, Seaboard®, Flametec®, Designboard®, Corrtec™, Timberline®, and Scranton Products® brand names including Aria Partitions®, Eclipse Partitions®, Hiny Hiders® partitions, Tufftec Lockers® and Duralife Lockers®.

b. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates on a fiscal year ending September 30. The accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended March 31, 2023 and the cash flows for the six months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income (loss), stockholder’s equity or cash flows as previously reported.

The Company’s financial condition and results of operations are being, and are expected to continue to be, affected by the current COVID-19 public health pandemic. The economic effects of the COVID-19 pandemic will likely continue to affect demand for the Company’s products in the foreseeable future. Although management has implemented measures to mitigate any impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations, these measures may not fully mitigate the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations. Management cannot predict the degree to, or the period over, which the Company will be affected by the COVID-19 pandemic and resulting governmental and other measures.

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

See Note 11 for additional information.

Research and Development Costs

Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Condensed Consolidated Statements of Comprehensive Income. Total research and development expenses were $2.1 million and $2.3 million, respectively, for the three months ended March 31, 2023 and 2022, and $4.1 million and $4.3 million, respectively, for the six months ended March 31, 2023 and 2022.

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

The Company also engages in customer rebates, which are recorded in “Net sales” in the Condensed Consolidated Statements of Comprehensive Income and in “Accrued rebates” and “Trade receivables” in the Condensed Consolidated Balance Sheets. The Company recorded accrued rebates of $65.1 million and $31.7 million as of March 31, 2023 and 2022, respectively, and contra trade receivables of $7.7 million and $8.4 million as of March 31, 2023 and 2022, respectively. The rebate activity was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Beginning balance	$61,066	$53,841	$56,542	$47,648
Rebate expense	29,703	30,402	45,419	46,552
Rebate payments	(18,028)	(44,097)	(29,220)	(54,054)
Ending balance	$72,741	$40,146	$72,741	$40,146

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance.

3. BUSINESS COMBINATIONS

On August 1, 2022, the Company acquired INTEX Millwork Solutions, LLC, a New Jersey LLC, or INTEX, for a total purchase price of approximately $25.9 million, which consisted of $20.1 million in cash and $5.8 million in contingent consideration, subject to customary post-closing working capital adjustments. INTEX is located in Mays Landing, New Jersey and manufactures high-quality railing solutions, column wraps and pergolas. We financed the acquisition with cash on hand.

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

The following table represents the preliminary allocation of assets acquired and liabilities assumed on the acquisition date as of March 31, 2023 (in thousands):

(US dollars in thousands)	Total
Cash and cash equivalents	$4,279
Trade receivables	790
Inventories	1,902
Other current assets	52
Property and equipment	3,612
Intangible assets	9,300
ROU assets	580
Accounts payable	(250)
Accrued expenses	(510)
Current lease liabilities	(114)
Noncurrent lease liabilities	(466)
Total identifiable assets	19,175
Goodwill	6,717
Net assets acquired/total consideration	25,892
Less: cash acquired	(4,279)
Total consideration net of cash acquired	$21,613

As of the acquisition date, total intangible assets and goodwill amounted to $16.0 million, comprised of $7.3 million related to customer relationships, $1.1 million related to proprietary knowledge and $0.9 million related to trademarks, as well as $6.7 million in goodwill. It is expected that $6.7 million of the goodwill is deductible for tax purposes. The estimated useful life for customer relationships is 12 years, and proprietary knowledge and trademarks is 10 years. The intangible assets weighted average useful life at the date of acquisition was 11.6 years.

4. INVENTORIES

Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out (“FIFO”) basis. Inventories consisted of the following (in thousands):

in thousands	March 31, 2023	September 30, 2022
Raw materials	$61,049	$72,464
Work in process	39,027	39,829
Finished goods	150,949	187,612
Total inventories	$251,025	$299,905

5. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment – net consisted of the following (in thousands):

	March 31, 2023	September 30, 2022
Land	$4,829	$3,350
Buildings and improvements	124,404	110,300
Manufacturing equipment	600,144	540,536
Computer equipment	30,016	28,198
Furniture and fixtures	7,016	6,867
Vehicles	1,063	941
Total property and equipment	767,472	690,192
Construction in progress	91,536	140,566
	859,008	830,758
Accumulated depreciation	(351,810)	(312,845)
Total property and equipment – net	$507,198	$517,913

Depreciation expense was approximately $18.7 million and $15.7 million in the three months ended March 31, 2023 and 2022, respectively, and $39.5 million and $30.2 million in the six months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, $1.6 million and $1.2 million of interest was capitalized, respectively, and during the six months ended March 31, 2023 and 2022, $2.9 million and $2.3 million of interest was capitalized, respectively.

6. GOODWILL AND INTANGIBLE ASSETS—NET

Goodwill

Goodwill consisted of the following (in thousands):

	Residential	Commercial	Total
Goodwill as of September 30, 2022	$953,606	$40,389	$993,995
Acquisitions	160	—	160
Goodwill as of March 31, 2023	$953,766	$40,389	$994,155
Accumulated impairment losses as of September 30, 2022	—	32,200	32,200
Accumulated impairment losses as of March 31, 2023	$—	$32,200	$32,200

Intangible assets, net

The Company did not have any indefinite lived intangible assets other than goodwill as of March 31, 2023 and September 30, 2022. Finite-lived intangible assets consisted of the following (in thousands):

		March 31, 2023
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Proprietary knowledge	10 — 15	$300,400	$(244,899)	$55,501
Trademarks	5 — 20	230,240	(158,071)	72,169
Customer relationships	12 — 19	176,852	(85,258)	91,594
Patents	9 — 10	8,500	(5,450)	3,050
Other intangibles	3 — 15	4,076	(4,012)	64
Total intangible assets		$720,068	$(497,690)	$222,378

		September 30, 2022
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$300,400	$(236,024)	$64,376
Trademarks	5 — 20	230,240	(151,259)	78,981
Customer relationships	12 — 19	176,852	(78,015)	98,837
Patents	9 — 10	8,500	(4,950)	3,550
Other intangible assets	3 — 15	4,076	(3,985)	91
Total intangible assets		$720,068	$(474,233)	$245,835

Amortization expense was $11.6 million and $12.6 million in the three months ended March 31, 2023 and 2022, respectively and $23.5 million and $25.4 million in the six months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the remaining weighted-average amortization period for acquired intangible assets was 11.1 years.

7. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Beginning balance	$1,674	$1,074	$1,397	$1,109
Provision	234	98	511	63
Bad debt write-offs	(101)	—	(101)	—
Ending balance	$1,807	$1,172	$1,807	$1,172

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	March 31, 2023	September 30, 2022
Employee related liabilities	$36,627	$36,866
Construction in progress	5,345	9,032
Lease liability - operating	4,804	5,223
Customer deposits	4,014	2,494
Marketing	3,442	4,272
Warranty	2,645	2,900
Freight	2,600	1,821
Lease liability - finance	2,568	2,366
Utilities	2,057	794
Commissions	1,057	1,032
Professional fees	715	2,089
Other	3,578	3,700
Total accrued expenses and other current liabilities	$69,452	$72,589

8. DEBT

Debt consisted of the following (in thousands):

	March 31, 2023	September 30, 2022
2022 Term Loan due April 28, 2029 — SOFR + 2.50% + 0.1% (7.41% at March 31, 2023 and 4.09% at September 30, 2022)	$597,000	$600,000
Revolving Credit Facility through March 31, 2026 - SOFR + 0.1%	—	—
Total	597,000	600,000
Less unamortized deferred financing costs	(4,354)	(4,712)
Less unamortized original issue discount	(4,074)	(4,409)
Less current portion	(6,000)	(6,000)
Long-term debt—less current portion and unamortized deferred financing costs	$582,572	$584,879

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

On April 28, 2022, CPG International LLC entered into a new $600.0 million first lien term loan credit agreement (the “2022 Term Loan Agreement”), the proceeds of which were applied, among other uses, to prepay the obligations of the Term Loan Agreement in full. The 2022 Term Loan Agreement is a first lien term loan and will mature on April 28, 2029, subject to acceleration or prepayment. The 2022 Term Loan Agreement will amortize in equal quarterly installments of 0.25% of the aggregate principal amount of the loans outstanding, subject to reduction for certain prepayments. The loans thereunder bear an interest rate equal to (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Prime Rate as in effect on such day and (c) the one-month Term Secured Overnight Financing Rate ("SOFR") plus 1.00% per annum, provided that in no event will the alternative base rate be less than 1.50% per annum, plus an applicable margin of 1.50% and (ii) in the case of SOFR borrowings, the Term SOFR rate for the applicable interest period, in each case, plus an applicable margin of 2.50%. As of March 31, 2023 and September 30, 2022, CPG International LLC had $597.0 million and $600.0 million outstanding under the 2022 Term Loan Agreement.

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

As of March 31, 2023, and September 30, 2022, unamortized deferred financing fees related to the 2022 Term Loan Agreement were $4.4 million and $4.7 million, respectively.

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

CPG International LLC had no outstanding borrowings under the Revolving Credit Facility as of March 31, 2023 and September 30, 2022, respectively. In addition, CPG International LLC had $2.8 million of outstanding letters of credit held against the Revolving Credit Facility as of both March 31, 2023 and September 30, 2022. CPG International LLC had approximately $147.2 million available under the borrowing base for future borrowings as of March 31, 2023. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

On January 26, 2023, CPG International LLC further amended the Revolving Credit Facility, replacing all LIBOR-based provisions with provisions reflecting SOFR, including, without limitation, the use of a new Adjusted Term SOFR benchmark rate equal to Term SOFR (as defined in the Revolving Credit Agreement) plus 0.10%.

Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility at March 31, 2023 and September 30, 2022 were $0.8 million and $0.9 million, respectively.

A “commitment fee” accrues on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points. The commitment fees were $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, and $0.3 million and $0.2 million for the six months ended March 31, 2023 and 2022, respectively.

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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, CPG International LLC would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to CPG International LLC’s ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of March 31, 2023, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

Interest expense consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Interest expense
2022 Term Loan Agreement	$10,584	$—	$19,504	$—
Term Loan Agreement	—	3,798	—	7,682
Revolving Credit Facility	267	260	418	419
Other	1,107	818	2,212	1,684
Amortization - Debt issue costs
2022 Term Loan Agreement	179	—	358	—
Term Loan Agreement	—	254	—	508
Revolving Credit Facility	66	66	131	131
2022 Term Loan OID	167	—	335	—
Term Loan OID	—	30	—	61
Capitalized interest	(1,596)	(1,216)	(2,885)	(2,327)
Interest expense	$10,774	$4,010	$20,073	$8,158

See Note 11 for the fair value of the Company’s debt as of March 31, 2023 and September 30, 2022.

9. PRODUCT WARRANTIES

The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved. The warranty reserve activity consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Beginning balance	$14,538	$12,681	$15,023	$12,699
Adjustments to reserve	337	1,810	165	2,277
Warranty claims payment	(494)	(543)	(807)	(1,028)
Ending balance	14,381	13,948	14,381	13,948
Current portion of accrued warranty	(2,645)	(3,218)	(2,645)	(3,218)
Accrued warranty – less current portion	$11,736	$10,730	$11,736	$10,730

10. LEASES

The Company leases vehicles, machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. We sublease excess office real estate to a third-party tenant. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As of March 31, 2023 and September 30, 2022, amounts associated with leases are included in Other assets, Accrued expense and other liabilities and Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

Lease assets and lease liabilities as of March 31, 2023 and September 30, 2022 were as follows (in thousands):

Leases	Classification on Balance Sheet	March 31, 2023	September 30, 2022
Assets
ROU operating lease assets	Other assets	$17,532	$19,724
Finance lease assets	Other assets	73,080	73,541
Total lease assets		$90,612	$93,265
Liabilities
Current
Operating	Accrued expenses and other liabilities	$4,804	$5,223
Finance	Accrued expenses and other liabilities	2,568	2,366
Non-Current
Operating	Other non-current liabilities	15,365	17,261
Finance	Other non-current liabilities	76,256	75,706
Total lease liabilities		$98,993	$100,556

The components of lease expense for the three and six months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Operating lease expense	$1,503	$1,454	$3,004	$2,624
Finance lease amortization of assets	1,272	797	2,521	1,514
Finance lease interest on lease liabilities	1,103	868	2,195	1,673
Short term	99	171	201	218
Sublease income	(72)	(87)	(143)	(206)
Total lease expense	$3,905	$3,203	$7,778	$5,823

The tables below present supplemental information related to leases as of March 31, 2023 and September 30, 2022:

Weighted-average remaining lease term (years)	March 31, 2023	September 30, 2022
Operating leases	6.8	6.9
Finance leases	25.9	26.5
Weighted-average discount rate
Operating leases	4.3%	4.1%
Finance leases	5.8%	5.9%

The following table summarizes the maturities of lease liabilities at March 31, 2023:

(in thousands)	Operating Leases	Finance Leases	Total
2023	$3,021	$3,453	$6,474
2024	4,691	6,827	11,518
2025	3,835	6,715	10,550
2026	2,517	6,556	9,073
2027	1,877	6,123	8,000
Thereafter	7,695	122,226	129,921
Total lease payments	23,636	151,900	175,536
Less: interest	(3,467)	(73,076)	(76,543)
Present value of lease liability	$20,169	$78,824	$98,993

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

At the inceptions of the swap agreements and as of March 31, 2023, both swaps were designated and qualified as cash flow hedges in accordance with ASC 815. Their gain (loss) is recorded in Accumulated other comprehensive income (loss) and then reclassified into Interest expense in the same period in which the hedged transaction affects earnings. As of March 31, 2023, the Company expects to reclass approximately $0.5 million ($0.4 million after-tax) as a reduction to interest expense in the next 12 months.

The following table provides the fair values of the interest rate derivative instruments as well as their classification on the Balance Sheet as of March 31, 2023 and September 30, 2022 (in thousands):

			Fair Value as of
	Fair Value Hierarchy	Balance Sheet Location	March 31, 2023	September 30, 2022
Assets
Interest rate swaps	Level 2	Other current assets	$546	$—
Liabilities
Interest rate swaps	Level 2	Other non-current liabilities	$5,045	$—

The Company estimates the fair value of interest rate swaps using a valuation model based on observable market data, such as yield curves. Both swaps are classified as Level 2 measurement in the fair value hierarchy.

The following table summarizes the effects of the interest rate derivative instruments in Statements of Income and on Accumulated other comprehensive income (loss) in the three and six months ended March 31, 2023 and 2022 (in thousands):

	Cash Flow Hedge - Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Accumulated Other	Cash Flow Hedge - Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,		Comprehensive Income (Loss)	Three Months Ended March 31,
	2023	2022	into Income	2023	2022
Interest rate swaps	$(1,491)	$—	Interest expense	$34	$—

	Cash Flow Hedge - Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Accumulated Other	Cash Flow Hedge - Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Six Months Ended March 31,		Comprehensive Income (Loss)	Six Months Ended March 31,
	2023	2022	into Income	2023	2022
Interest rate swaps	$(3,262)	$—	Interest expense	$(39)	$—

Other Financial Instruments

The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	March 31, 2023		September 30, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2022 Term Loan due April 28, 2029	$597,000	$594,761	$600,000	$586,500

Financial instruments remeasure at fair value on a recurring basis – During the year ended September 30, 2022, the Company entered into an arrangement for a contingent payment to the former owner and employee of StruXure. The contingent payment is based on achievement of a minimum EBITDA amount and a multiple of EBITDA, for EBITDA exceeding a higher threshold for calendar year 2022. Based on the formula, the potential contingent payout can range from zero to $13.9 million. At the date of acquisition, the fair value was estimated to be $9.5 million. As of March 31, 2023, the fair value was increased to $12.7 million based on the actual EBITDA amount for StruXure. Compensation expense of $9.5 million was recognized for the year ended September 30, 2022 and $3.2 million was recognized for the six months ended March 31, 2023.

In connection with the acquisition of INTEX on August 1, 2022, the Company entered into a contingent consideration arrangement with the former owner of INTEX. The contingent consideration is based on achievement of a minimum gross profit amount for calendar year 2022. Based on the formula, the potential contingent consideration can range from zero to $6.2 million. At the date of the acquisition, the fair value was estimated to be $5.8 million. As of December 31, 2022, the fair value was increased to $6.2 million. Contingent payment of $5.8 million was included in the acquisition purchase price at the date of acquisition and the change in fair value of $0.4 million was recognized in selling, general and administrative expense for the six months ended March 31, 2023. The Company paid $1.0 million during the three months ended March 31, 2023 and will settle the remainder of the contingent liability in the second half of fiscal year 2023.

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

The segment data below includes data for Residential and Commercial for the three and six months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net sales to customers
Residential	$342,116	$350,358	$521,600	$571,491
Commercial	35,576	45,897	72,351	84,472
Total	$377,692	$396,255	$593,951	$655,963
Adjusted EBITDA
Residential	$80,375	$98,350	$106,382	$167,781
Commercial	7,829	8,675	12,983	13,423
Total Adjusted EBITDA for reporting segments	$88,204	$107,025	$119,365	$181,204
Unallocated net expenses	(15,394)	(16,104)	(31,455)	(31,763)
Adjustments to Income before income tax provision
Depreciation and amortization	(31,635)	(29,042)	(65,475)	(57,124)
Stock-based compensation costs	(5,626)	(4,928)	(9,583)	(8,944)
Acquisition costs (1)	(1,421)	(5,136)	(3,856)	(5,633)
Other costs (2)	(415)	(177)	(1,148)	(662)
Interest expense, net	(10,774)	(4,010)	(20,073)	(8,158)
Income (loss) before income tax provision	$22,939	$47,628	$(12,225)	$68,920

(1)
Acquisition costs reflect costs directly related to completed acquisitions of $1.4 million and $3.9 million in the three months ended March 31, 2023 and 2022, respectively, and $3.9 million and $4.4 million in the six months ended March 31, 2023 and 2022, respectively, and inventory step-up adjustments related to recording inventory of acquired businesses at fair value on the date of acquisition of $1.2 million for the three and six months ended March 31, 2022.
(2)
Other costs include costs related to a reduction in workforce of $0.2 million in the three and six months ended March 31, 2023, respectively, costs for legal expense of $0.1 million in the three months ended March 31, 2022, and $0.2 million and $0.4 million in the six months ended March 31, 2023 and 2022 respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million for the six months ended March 31, 2022, and other costs of $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, and $0.7 million and $0.2 million for the six months ended March 31, 2023 and 2022, respectively.

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

In the fiscal year ended September 30, 2022, the Company repurchased 2,508,906 shares of its Class A common stock under a $50 million accelerated share repurchase agreement at an average price of $19.93 per share. During the same period, the Company also repurchased 1,607,664 shares of its Class A common stock on the open market at an average price of $19.58 per share, totaling an approximately $31.5 million reacquisition cost. During the six months ended March 31, 2023, the Company repurchased an additional 352,760 shares of its Class A common stock on the open market at an average price of $21.23 per share, totaling an approximately $7.5 million reacquisition cost.

As of March 31, 2023, the Company had approximately $311.0 million available for repurchases under the Share Repurchase Program.

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

The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 2,639,181 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.

Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was $5.6 million and $4.9 million, respectively, and for the six months ended March 31, 2023 and 2022 was $9.6 million and $8.9 million, respectively, recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income. Total income tax benefit for the three months ended March 31, 2023 and 2022 was $1.1 million and $1.1 million, respectively, and for the six months ended March 31, 2023 and 2022 was $1.8 million and $1.9 million, respectively. As of March 31, 2023, the Company had not yet recognized compensation cost on unvested stock-based awards of $35.1 million, with a weighted average remaining recognition period of 1.9 years.

The Company uses the Black Scholes pricing model to estimate the fair value of its service-based awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within ten years of the grant date.

The following table sets forth the significant assumptions used for the calculation of stock-based compensation expense for the six months ended March 31, 2023 and 2022:

	December 12, 2022 Grant Date	November 19, 2021 Grant Date
Risk-free interest rate	3.77%	1.34%
Expected volatility	40.00%	40.00%
Expected term (in years)	6.00	6.00
Expected dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the performance-based stock option activity for the six months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2022	1,410,653	$23.00
Granted	—	—
Exercised	(68,980)	23.00
Cancelled/Forfeited	(2,174)	23.00
Outstanding at March 31, 2023	1,339,499	23.00	7.2	723
Vested and exercisable at March 31, 2023	1,339,499	$23.00	7.2	723

The following table summarizes the service-based stock option activity for the six months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2022	3,557,194	$25.57
Granted	250,477	20.18
Exercised	(78,383)	23.00
Cancelled/Forfeited	(42,786)	23.00
Outstanding at March 31, 2023	3,686,502	25.28	7.5	2,438
Vested and exercisable at March 31, 2023	2,239,133	$24.55	7.3	1,092

Restricted Stock Awards

A summary of the service-based restricted stock awards activity during the six months ended March 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2022	275,628	$23.00
Granted	—	—
Vested	(114,093)	23.00
Forfeited	(18,328)	23.00
Outstanding and unvested at March 31, 2023	143,207	$23.00

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

A summary of the performance-based restricted stock unit awards activity for the six months ended March 31, 2023 presented at target was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2022	221,469	$37.51
Granted	319,263	20.18
Vested	—	—
Forfeited	(11,463)	33.29
Outstanding and unvested at March 31, 2023	529,269	$27.15

Restricted Stock Units

A summary of the service-based restricted stock unit awards activity for the six months ended March 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2022	574,499	$31.14
Granted	474,140	20.52
Vested	(110,635)	35.13
Forfeited	(21,233)	30.47
Outstanding and unvested at March 31, 2023	916,771	$25.18

15. EARNINGS PER SHARE

The Company computes earnings per common share (“EPS”) under the two-class method which requires the allocation of all distributed and undistributed earnings attributable to the Company to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A common stock and Class B common stock equally share in distributed and undistributed earnings, and, therefore, no allocation to participating securities or dilutive securities is performed.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$16,273	$35,818	$(9,563)	$52,525
Net income (loss) attributable to common stockholders - basic and diluted	$16,273	$35,818	$(9,563)	$52,525
Denominator:
Weighted-average shares of common stock
Basic	150,713,075	154,661,277	150,812,859	154,551,589
Diluted	151,268,535	156,121,476	150,812,859	156,560,502
Net income (loss) per share attributable to common stockholders:
Net income (loss) per common share - basic	$0.11	$0.23	$(0.06)	$0.34
Net income (loss) per common share - diluted	$0.11	$0.23	$(0.06)	$0.34

The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income per share because the effect was anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Stock Options	2,399,970	535,161	5,067,687	388,946
Restricted Stock Units	278,084	303,624	296,866	204,607

16. INCOME TAXES

The Company calculates the interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting, specifically ASC-740-270-25-2. For interim periods, the Company estimates the annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rates for the three months ended March 31, 2023 and 2022 were 29.1% and 24.8%, respectively, and for the six months ended March 31, 2023 and 2022 were 21.8% and 23.8%. The increase in the effective income tax rate for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily driven by the impact of updated forecast state tax assumptions in the current year. The decrease in the effective income tax rate for the six months ended March 31, 2023, as compared to the six months ended March 31, 2022, was primarily driven by the impact of year-to-date disallowed stock-based compensation expense on the Company’s current earnings.

17. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the year ended September 30, 2019, the Company was made aware of a worker’s compensation case that became reasonably possible to give rise to a liability. Discovery has been completed, and the Company filed motions for summary judgment in April 2023. A trial date has been set for May 2024. The Company expects a loss would be immaterial to the financial statements.

In the normal course of the Company’s business, it is at times subject to various other legal actions, in some cases for which the relief or damages sought may be substantial. Although the Company is not able to predict the outcome of such actions, after reviewing all pending and threatened actions with counsel and based on information currently available, management believes that the outcome of such actions will not have a material adverse effect on the Company’s results of operations or financial position. However, it is possible that the ultimate resolution of such matters, if unfavorable, may be material to the Company’s results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not currently known. The Company accrues for losses when they are probable of occurrence and such losses are reasonably estimable. Legal costs expected to be incurred are accounted for as they are incurred.

18. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

The AZEK Company Inc. (parent company only)

Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	March 31, 2023	September 30, 2022
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,435,073	$1,444,443
Total non-current assets	1,435,073	1,444,443
Total assets	$1,435,073	$1,444,443
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at March 31, 2023 and September 30, 2022, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,303,433 shares issued at March 31, 2023 and 155,157,220 shares issued at September 30, 2022	155	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at March 31, 2023 and at September 30, 2022, respectively	—	—
Additional paid‑in capital	1,641,321	1,630,378
Accumulated deficit	(122,565)	(113,002)
Accumulated other comprehensive income (loss)	(3,262)	—
Treasury stock, at cost, 4,469,330 and 4,116,570 shares at March 31, 2023 and September 30, 2022, respectively	(80,576)	(73,088)
Total stockholders’ equity	1,435,073	1,444,443
Total liabilities and stockholders’ equity	$1,435,073	$1,444,443

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income (loss) of subsidiaries	$16,273	$35,818	$(9,563)	$52,525
Net income (loss) of subsidiaries	$16,273	$35,818	$(9,563)	$52,525
Comprehensive income (loss)	$14,807	$35,818	$(12,825)	$52,525

The AZEK Company Inc. did not have any cash as of March 31, 2023 or September 30, 2022. Accordingly a Condensed Statement of Cash Flows has not been presented.

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

Dividends from Subsidiaries

There were $7.5 million in cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during the three and six months ended March 31, 2023 and $0.0 million in cash dividends paid to The AZEK Company Inc. from the

Company’s consolidated subsidiaries during the three and six months ended March 31, 2022. The $7.5 million cash dividends were used to fund share repurchases on the open market.

Restricted Payments

CPG International LLC is party to the Revolving Credit Facility and the 2022 Term Loan Agreement. The obligations under the Revolving Credit Facility and 2022 Term Loan Agreement are secured by substantially all of the present and future assets of the borrowers and guarantors, including equity interests of their domestic subsidiaries, subject to certain exceptions.

The obligations under the Revolving Credit Facility and 2022 Term Loan Agreement are guaranteed by the Company and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. CPG International LLC is not permitted to make certain payments unless those payments are consistent with exceptions set forth in the agreements. These payments include repurchase of equity interests, fees associated with a public offering, income taxes due in other applicable payments. Further, the payments are only permitted if certain conditions are met related to availability and fixed charge coverage as defined in the Revolving Credit Facility and described in Note 8.

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

Overview

We are an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable outdoor living products, including TimberTech® decking, Versatex® and AZEK® Trim, and StruXure™ pergolas. Homeowners are investing in their outdoor spaces and are increasingly recognizing the significant advantages of engineered, long-lasting products, which are converting demand away from traditional materials, particularly wood. Our products transform those outdoor spaces by combining highly appealing aesthetics with significantly lower maintenance costs compared to traditional materials. Our innovative portfolio of outdoor living products, including decking, railing, trim, siding, pergolas, cladding and accessories, inspires consumers to design outdoor spaces tailored to their unique lifestyle needs. In addition to our leading suite of outdoor living products, we sell a broad range of highly engineered products that are sold in commercial markets, including partitions, lockers and storage solutions. One of our core values is to “always do the right thing”. We make decisions according to what is right, not what is the cheapest, fastest or easiest, and we strive to always operate with integrity, transparency and with the customer in mind. In furtherance of that value, we are focused on sustainability across our operations and have adopted strategies to enable us to meet the growing demand for environmentally-friendly products.

We report our results in two segments: Residential and Commercial. We leverage a shared technology and U.S.-based manufacturing platform to create an extensive range of long-lasting and low-maintenance products that convert demand away from traditional materials. Our Residential segment serves the high-growth outdoor living market by offering products that inspire consumers to design outdoor spaces tailored to their individual lifestyles. Our innovative portfolio of outdoor living products, including decking, railing, exterior trim, pergolas and cabanas and accessories, are sold under our TimberTech, AZEK Exteriors™, VERSATEX®, ULTRALOX®, StruXure and INTEX® brands. Our Commercial segment addresses demand for low-maintenance, highly engineered products in a variety of commercial and industrial markets, including the outdoor, graphic displays and signage, educational and recreational markets, as well as the industrial and chemical industries. Products sold by our Commercial segment include highly engineered polymer sheeting as well as partitions, lockers and storage solutions. Over our history we have developed a reputation as a leading innovator in our markets by leveraging our differentiated manufacturing capabilities, material science expertise and product management proficiency to consistently introduce new products into the market. This long-standing commitment has been critical to our ability to stay at the forefront of evolving industry trends and consumer demands, which in turn has allowed us to become a market leader across our core product categories.

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

Recent Acquisition

On August 1, 2022, we acquired INTEX Millwork Solutions, LLC, a New Jersey LLC, or INTEX, for a total purchase price of approximately $25.9 million, which consisted of $20.1 million in cash and $5.8 million in contingent consideration, subject to customary post-closing working capital adjustments. INTEX is located in Mays Landing, New Jersey and manufactures high-quality railing solutions, column wraps, and pergolas. We financed the acquisition with cash on hand.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table summarizes certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(U.S. dollars in thousands)	2023	2022	$ Variance	% Variance
Net sales	$377,692	$396,255	$(18,563)	(4.7)%
Cost of sales	269,519	273,795	(4,276)	(1.6)%
Gross profit	108,173	122,460	(14,287)	(11.7)%
Selling, general and administrative expenses	74,460	70,822	3,638	5.1%
Operating income (loss)	33,713	51,638	(17,925)	(34.7)%
Interest expense, net	10,774	4,010	6,764	168.7%
Income tax expense (benefit)	6,666	11,810	(5,144)	(43.6)%
Net income (loss)	$16,273	$35,818	$(19,545)	(54.6)%

Net Sales

Net sales for the three months ended March 31, 2023 decreased by $18.6 million, or 4.7%, to $377.7 million from $396.3 million for the three months ended March 31, 2022. The decrease was primarily due to an approximately 15% decline in volume, partially offset by positive pricing contribution and a $7.5 million net sales contribution from an acquisition. As expected, the volume declines were a result of actively managing lower channel inventory levels with our partners ahead of the traditional building season given the ongoing uncertain macroeconomic environment. Net sales for the three months ended March 31, 2023 decreased for our Residential segment by 2.4% and our Commercial segment by 22.5%, in each case as compared to the prior year period.

Cost of Sales

Cost of sales for the three months ended March 31, 2023 decreased by $4.3 million, or 1.6%, to $269.5 million from $273.8 million for the three months ended March 31, 2022 primarily due to decreased costs on lower sales volumes, partially offset by higher material costs and underutilization of manufacturing capacity.

Gross Profit

Gross profit for the three months ended March 31, 2023 decreased by $14.3 million, or 11.7%, to $108.2 million from $122.5 million for the three months ended March 31, 2022. The decrease in gross profit was primarily driven by the lower sales results in the Residential and Commercial segments. Gross profit as a percent of net sales decreased to 28.6% for the three months ended March 31, 2023 compared to 30.9% for the three months ended March 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.6 million, or 5.1%, to $74.5 million, or 19.7% of net sales, for the three months ended March 31, 2023 from $70.8 million, or 17.9% of net sales, for the three months ended March 31, 2022. The increase was primarily due to higher marketing expenses and contribution from acquisitions, partially offset by lower acquisition costs.

Interest Expense, net

Interest expense, net, increased by $6.8 million, or 168.7%, to $10.8 million for the three months ended March 31, 2023 from $4.0 million for the three months ended March 31, 2022. Interest expense, net increased due to a higher interest rate on outstanding debt and a higher principal balance outstanding during the three months ended March 31, 2023, when compared to the three months ended March 31, 2022.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased by $5.1 million to $6.7 million for the three months ended March 31, 2023 compared to $11.8 million for the three months ended March 31, 2022. The decrease in our income tax expense was primarily driven by the lower pre-tax income.

Net Income (Loss)

Net income (loss) decreased by $19.5 million to $16.3 million for the three months ended March 31, 2023 compared to $35.8 million for the three months ended March 31, 2022, due to the factors described above.

Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

The following tables summarize certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the six months ended March 31, 2023 and 2022.

	Six Months Ended March 31,
(U.S. dollars in thousands)	2023	2022	$ Variance	% Variance
Net sales	$593,951	$655,963	$(62,012)	(9.5)%
Cost of sales	438,199	444,894	(6,695)	(1.5)%
Gross profit	155,752	211,069	(55,317)	(26.2)%
Selling, general and administrative expenses	147,904	133,991	13,913	10.4%
Operating income	7,848	77,078	(69,230)	(89.8)%
Interest expense, net	20,073	8,158	11,915	146.1%
Income tax expense (benefit)	(2,662)	16,395	(19,057)	(116.2)%
Net income (loss)	$(9,563)	$52,525	$(62,088)	(118.2)%

Net Sales

Net sales for the six months ended March 31, 2023 decreased by $62.0 million, or 9.5%, to $594.0 million from $656.0 million for the six months ended March 31, 2022. The decrease was primarily due to an approximately 22% decline in volume, primarily as a result of the channel inventory reductions to better calibrate inventory to historical average levels discussed above, partially offset by positive pricing and a $28.4 million net sales contribution from recent acquisitions. Net sales for the six months ended March 31, 2023 decreased for our Residential segment by 8.7% and for our Commercial segment by 14.3%, in each case as compared to the prior year period.

Cost of Sales

Cost of sales for the six months ended March 31, 2023 decreased by $6.7 million, or 1.5%, to $438.2 million from $444.9 million for the six months ended March 31, 2022 primarily due to decreased costs on lower sales volumes, partially offset by higher material costs and underutilization of manufacturing capacity.

Gross Profit

Gross profit for the six months ended March 31, 2023 decreased by $55.3 million, or 26.2%, to $155.8 million from $211.1 million for the six months ended March 31, 2022. The decrease in gross profit was primarily driven by the lower sales results in the Residential and Commercial segments. Gross profit as a percent of net sales decreased to 26.2% for the six months ended March 31, 2023 compared to 32.2% for the six months ended March 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $13.9 million, or 10.4%, to $147.9 million, or 24.9% of net sales, for the six months ended March 31, 2023 from $134.0 million, or 20.4% of net sales, for the six months ended March 31, 2022. The increase was primarily due to the contribution from acquisitions and higher marketing and selling expenses, partially offset by lower acquisition costs.

Interest Expense, net

Interest expense, net, increased by $11.9 million, or 146.1%, to $20.1 million for the six months ended March 31, 2023 from $8.2 million for the six months ended March 31, 2022. Interest expense, net increased due to a higher interest rate on outstanding debt and a higher principal balance outstanding during the six months ended March 31, 2023, when compared to the six months ended March 31, 2022.

Income Tax Expense (Benefit)

Income tax expense decreased by $19.1 million to $(2.7) million for the six months ended March 31, 2023 compared to $16.4 million for the six months ended March 31, 2022. The decrease in our income tax expense was primarily driven by the pre-tax loss in the six months ended March 31, 2023 as compared to pre-tax income for the six months ended March 31, 2022.

Net Income (Loss)

Net income (loss) decreased by $62.1 million to $(9.6) million for the six months ended March 31, 2023 compared to $52.5 million for the six months ended March 31, 2022, due to the factors described above.

Segment Results of Operations

We report our results in two segments: Residential and Commercial. The key segment measures used by our chief operating decision maker in deciding how to evaluate performance and allocate resources to each of the segments are Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin. Depending on certain circumstances, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin may be calculated differently, from time to time, than our Adjusted EBITDA and Adjusted EBITDA Margin, which are further discussed under the heading “Non-GAAP Financial Measures.” Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin represent measures of segment profit reported to our chief operating decision maker for the purpose of making decisions about allocating resources to a segment and assessing its performance and are determined as disclosed in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q consistent with the requirements of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC 280, Segment Reporting. We define Segment Adjusted EBITDA as a segment’s net income (loss) before income tax (benefit) expense and by adding to or subtracting therefrom interest expense, net, depreciation and amortization, share-based compensation costs, asset impairment and inventory revaluation costs, business transformation costs, capital structure transaction costs, acquisition costs, initial public offering costs and certain other costs. Segment Adjusted EBITDA Margin is equal to a segment’s Segment Adjusted EBITDA divided by such segment’s net sales. Corporate expenses, which include selling, general and administrative costs related to our corporate offices, including payroll and other professional fees, are not included in computing Segment Adjusted EBITDA. Such corporate expenses decreased by $0.6 million to $21.7 million for the three months ended March 31, 2023, from $22.3 million for the three months ended March 31, 2022, and decreased by $0.1 million to $42.9 million for the six months ended March 31, 2023, from $43.0 million for the six months ended March 31, 2022.

Residential

The following table summarizes certain financial information relating to the Residential segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and six months ended March 31, 2023 and 2022.

	Three Months Ended March 31,				Six Months Ended March 31,
(U.S. dollars in thousands)	2023	2022	$ Variance	% Variance	2023	2022	$ Variance	% Variance
Net sales	$342,116	$350,358	$(8,242)	(2.4)%	$521,600	$571,491	$(49,891)	(8.7)%
Segment Adjusted EBITDA	80,375	98,350	(17,975)	(18.3)%	106,382	167,781	(61,399)	(36.6)%
Segment Adjusted EBITDA Margin	23.5%	28.1%	N/A	N/A	20.4%	29.4%	N/A	N/A

Net Sales

Net sales for the three months ended March 31, 2023 decreased by $8.2 million, or 2.4%, to $342.1 million from $350.4 million for the three months ended March 31, 2022. The decrease was attributable to lower net sales related to our Deck, Rail & Accessories businesses partially offset by positive growth in our Exteriors business.

Net sales for the six months ended March 31, 2023 decreased by $49.9 million, or 8.7%, to $521.6 million from $571.5 million for the six months ended March 31, 2022. The decrease was attributable to lower net sales related to our Deck, Rail & Accessories businesses as a result of channel inventory reductions to better calibrate inventory to historical average levels as discussed above, partially offset by $28.4 million in net sales contribution from recent acquisitions and positive growth in our Exteriors business.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended March 31, 2023 decreased by $18.0 million, or 18.3%, to $80.4 million from $98.4 million for the three months ended March 31, 2022. The decrease was mainly driven by lower sales, higher raw material costs and higher selling and marketing expenses.

Segment Adjusted EBITDA for the six months ended March 31, 2023 decreased by $61.4 million, or 36.6%, to $106.4 million from $167.8 million for the six months ended March 31, 2022. The decrease was mainly driven by lower sales, higher raw material costs and higher selling and marketing expenses.

Commercial

The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and six months ended March 31, 2023 and 2022.

	Three Months Ended March 31,				Six Months Ended March 31,
(U.S. dollars in thousands)	2023	2022	$ Variance	% Variance	2023	2022	$ Variance	% Variance
Net sales	$35,576	$45,897	$(10,321)	(22.5)%	$72,351	$84,472	$(12,121)	(14.3)%
Segment Adjusted EBITDA	7,829	8,675	(846)	(9.8)%	12,983	13,423	(440)	(3.3)%
Segment Adjusted EBITDA Margin	22.0%	18.9%	N/A	N/A	17.9%	15.9%	N/A	N/A

Net Sales

Net sales for the three months ended March 31, 2023 decreased by $10.3 million, or 22.5%, to $35.6 million from $45.9 million for the three months ended March 31, 2022. The decrease was primarily attributable to lower net sales in our Vycom and Scranton Products businesses as some of our Vycom channel partners met demand partially through inventory drawdowns which negatively impacted net sales.

Net sales for the six months ended March 31, 2023 decreased by $12.1 million, or 14.3%, to $72.4 million from $84.5 million for the six months ended March 31, 2022. The decrease was primarily attributable to lower net sales in our Vycom and Scranton Products businesses as some of our Vycom channel partners met demand partially through inventory drawdowns which negatively impacted net sales.

Segment Adjusted EBITDA

Segment Adjusted EBITDA of the Commercial segment was $7.8 million for the three months ended March 31, 2023, compared to $8.7 million for the three months ended March 31, 2022. The decrease was primarily driven by lower sales, partially offset by net manufacturing productivity.

Segment Adjusted EBITDA of the Commercial segment was $13.0 million for the six months ended March 31, 2023, compared to $13.4 million for the six months ended March 31, 2022. The decrease was primarily driven by lower sales, partially offset by net manufacturing productivity.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands, except per share amounts)	2023	2022	2023	2022
Adjusted Gross Profit	$130,702	$143,754	$202,601	$250,844
Adjusted Gross Profit Margin	34.6%	36.3%	34.1%	38.2%
Adjusted Net Income	$26,992	$50,783	$13,140	$79,541
Adjusted Diluted EPS	$0.18	$0.33	$0.09	$0.51
Adjusted EBITDA	$72,810	$90,921	$87,910	$149,441
Adjusted EBITDA Margin	19.3%	22.9%	14.8%	22.8%
Free Cash Flow	$39,777	$(85,585)	$15,858	$(181,538)

Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow

We define Adjusted Gross Profit as gross profit before depreciation and amortization, business transformation costs and acquisition costs as described below. Adjusted Gross Profit Margin is equal to Adjusted Gross Profit divided by net sales. We define Adjusted Net Income as net income (loss) before amortization, stock-based compensation costs, business transformation costs, acquisition costs, initial public offering costs, capital structure transaction costs and certain other costs as described below. We define Adjusted Diluted EPS as Adjusted Net Income divided by weighted average common shares outstanding—diluted, to reflect the conversion or exercise, as applicable, of all outstanding shares of restricted stock awards, restricted stock units and options to purchase shares of our common stock. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax (benefit) expense and depreciation and amortization and by adding to or subtracting therefrom items of expense and income as described below. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by net sales. We believe Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that can vary from company to company depending on, among other things, its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. For example, we add back depreciation and amortization and stock-based compensation because we do not consider them indicative of our core operating performance. We believe their exclusion facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe that showing gross profit and net income, as adjusted to remove the impact of these expenses, is helpful to investors in assessing our gross profit and net income performance in a way that is similar to the way management assesses our performance. Additionally, EBITDA and EBITDA margin are common measures of operating performance in our industry, and we believe they facilitate operating comparisons. Our management also uses Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.

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
•
Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin exclude the expense associated with our equity compensation plan, although equity compensation has been, and will continue to be, an important part of our compensation strategy;
•
Adjusted Gross Profit, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin exclude certain business transformation costs, acquisition costs and other costs, each of which can affect our current and future cash requirements; and
•
Other companies in our industry may calculate Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, none of these metrics should be considered indicative of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

In addition, we provide Free Cash Flow, which is a non-GAAP financial measure that we define as net cash provided by (used in) operating activities less purchases of property, plant and equipment. We believe Free Cash Flow is useful to investors as an important liquidity measure of the cash that is available to us after capital expenditures. Free Cash Flow is used by our management as a measure of our ability to generate and use cash, including in order to invest in future growth, fund acquisitions, return capital to our stockholders and repay indebtedness. Our use of Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results under GAAP. Some of these limitations are:

•
Free Cash Flow is not a substitute for net cash provided by (used in) operating activities, including because our capital expenditures as a manufacturing company can be significant and can vary from period to period;
•
Free Cash Flow does not reflect our future contractual commitments or mandatory debt repayments and accordingly does not represent residual cash flow available for discretionary expenditures or the total increase or decrease in our cash balance for a given period; and
•
Other companies in our industry may calculate Free Cash Flow differently than we do, limiting its usefulness as a comparative measure.

The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands)	2023	2022	2023	2022
Gross Profit	$108,173	$122,460	$155,752	$211,069
Depreciation and amortization (1)	22,413	20,086	46,733	38,567
Acquisitions costs (2)	—	1,208	—	1,208
Other costs (3)	116	—	116	—
Adjusted Gross Profit	$130,702	$143,754	$202,601	$250,844

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Gross Margin	28.6%	30.9%	26.2%	32.2%
Depreciation and amortization	5.9%	5.1%	7.9%	5.8%
Acquisitions costs	0.0%	0.3%	0.0%	0.2%
Other costs	0.1%	0.0%	0.0%	0.0%
Adjusted Gross Profit Margin	34.6%	36.3%	34.1%	38.2%

(1)
Depreciation and amortization for the three months ended March 31, 2023 and 2022 consists of $17.8 million and $14.8 million, respectively, of depreciation and $4.6 million and $5.3 million, respectively, of amortization of intangible assets relating to our manufacturing process. Depreciation and amortization for the six months ended March 31, 2023 and 2022 consists of $37.5 million and $28.5 million, respectively, of depreciation and $9.2 million and $10.1 million, respectively, of amortization of intangible assets relating to our manufacturing process.
(2)
Acquisition costs reflect inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition.
(3)
Other costs include costs related to a reduction in workforce of $0.1 million in the three and six months ended March 31, 2023.

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands, except per share amounts)	2023	2022	2023	2022
Net income (loss)	$16,273	$35,818	$(9,563)	$52,525
Amortization	11,620	12,564	23,457	25,444
Stock-based compensation (1)	1,101	1,804	2,360	3,765
Acquisition costs (2)	1,421	5,136	3,856	5,633
Other costs (3)	415	177	1,148	662
Tax impact of adjustments (4)	(3,838)	(4,716)	(8,118)	(8,488)
Adjusted Net Income	$26,992	$50,783	$13,140	$79,541

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income (loss)	$0.11	$0.23	$(0.06)	$0.34
Amortization	0.08	0.08	0.15	0.15
Stock-based compensation	0.01	0.01	0.01	0.02
Acquisition costs	0.01	0.03	0.03	0.04
Other costs	—	0.01	0.01	0.01
Tax impact of adjustments	(0.03)	(0.03)	(0.05)	(0.05)
Adjusted Diluted EPS (5)	$0.18	$0.33	$0.09	$0.51

(1)
Stock-based compensation costs reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.
(2)
Acquisition costs reflect costs directly related to completed acquisitions of $1.4 million and $3.9 million in the three months ended March 31, 2023 and 2022, respectively, and $3.9 million and $4.4 million in the six months ended March 31, 2023 and 2022, respectively, and inventory step-up adjustments related to recording inventory of acquired businesses at fair value on the date of acquisition of $1.2 million for the three and six months ended March 31, 2022.
(3)
Other costs include costs related to a reduction in workforce of $0.2 million in the three and six months ended March 31, 2023, respectively, costs for legal expense of $0.1 million in the three months ended March 31, 2022, and $0.2 million and $0.4 million in the six months ended March 31, 2023 and 2022, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million for the six months ended March 31, 2022, and other costs of $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, and $0.7 million and $0.2 million for the six months ended March 31, 2023 and 2022, respectively.
(4)
Tax impact of adjustments are based on applying a combined U.S. federal and state statutory tax rate of 26.5% for the three and six months ended March 31, 2023, respectively, and 24.5% for the three and six months ended March 31, 2022, respectively.
(5)
Weighted average common shares outstanding used in computing diluted net income per common share of 151,268,535 and 156,121,476 for the three months ended March 31, 2023 and 2022, respectively, and 151,185,650 and 156,560,502 for the six months ended March 31, 2023 and 2022, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands)	2023	2022	2023	2022
Net income (loss)	$16,273	$35,818	$(9,563)	$52,525
Interest expense	10,774	4,010	20,073	8,158
Depreciation and amortization	31,635	29,042	65,475	57,124
Income tax expense (benefit)	6,666	11,810	(2,662)	16,395
Stock-based compensation	5,626	4,928	9,583	8,944
Acquisition costs (1)	1,421	5,136	3,856	5,633
Other costs (2)	415	177	1,148	662
Total adjustments	56,537	55,103	97,473	96,916
Adjusted EBITDA	$72,810	$90,921	$87,910	$149,441

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income (loss)	4.3%	9.0%	(1.6)%	8.0%
Interest expense	2.8%	1.0%	3.4%	1.2%
Depreciation and amortization	8.4%	7.3%	11.0%	8.7%
Income tax expense (benefit)	1.8%	3.0%	(0.4)%	2.5%
Stock-based compensation	1.5%	1.2%	1.6%	1.4%
Acquisition costs	0.4%	1.3%	0.6%	0.9%
Other costs	0.1%	0.1%	0.2%	0.1%
Total adjustments	15.0%	13.9%	16.4%	14.8%
Adjusted EBITDA Margin	19.3%	22.9%	14.8%	22.8%

(1)
Acquisition costs reflect costs directly related to completed acquisitions of $1.4 million and $3.9 million in the three months ended March 31, 2023 and 2022, respectively, and $3.9 million and $4.4 million in the six months ended March 31, 2023 and 2022, respectively, and inventory step-up adjustments related to recording inventory of acquired businesses at fair value on the date of acquisition of $1.2 million for the three and six months ended March 31, 2022.
(2)
Other costs include costs related to a reduction in workforce of $0.2 million in the three and six months ended March 31, 2023, respectively, costs for legal expense of $0.1 million in the three months ended March 31, 2022, and $0.2 million and $0.4 million in the six months ended March 31, 2023 and 2022, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million for the six months ended March 31, 2022, and other costs of $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, and $0.7 million and $0.2 million for the six months ended March 31, 2023 and 2022, respectively.

Free Cash Flow Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands)	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$56,733	$(36,923)	$63,142	$(67,543)
Less: Purchases of property, plant and equipment	(16,956)	(48,662)	(47,284)	(113,995)
Free Cash Flow	$39,777	$(85,585)	$15,858	$(181,538)

Liquidity and Capital Resources

Liquidity Outlook

Our primary cash needs are to fund operations, working capital, capital expenditures, debt service, share repurchases and any acquisitions we may undertake. As of March 31, 2023, we had cash and cash equivalents of $126.3 million and total indebtedness of $597.0 million. CPG International LLC, our direct, wholly owned subsidiary, had approximately $147.2 million available under the borrowing base for future borrowings as of March 31, 2023. CPG International LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

On September 30, 2013, our subsidiary, CPG International LLC (as successor-in-interest to CPG Merger Sub LLC, a limited liability company formed to effect the acquisition of CPG International LLC), and the lenders party thereto entered into the Revolving Credit Facility. On March 9, 2017, the Revolving Credit Facility was amended and restated to provide for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a specified percentage of eligible accounts receivable and inventory, less reserves that may be established by the Revolver Administrative Agent in the exercise of its reasonable credit judgment. As of each of March 31, 2023 and September 30, 2022, CPG International LLC had no outstanding borrowings under the Revolving Credit Facility, respectively and had $2.8 million of outstanding letters of credit held against the Revolving Credit Facility at both dates. As of both March 31, 2023 and September 30, 2022, CPG International LLC had approximately $147.2 million available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $126.3 million and $120.8 million, respectively. Because our borrowing capacity under the Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, the amount available under the borrowing base may not reflect actual borrowing capacity under the Revolving Credit Facility.

Cash Uses

Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, share repurchases, and, if market conditions warrant, making selected acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.

The table below details the total operating, investing and financing activity cash flows for the six months ended March 31, 2023 and 2022.

Cash Flows

	Six Months Ended March 31,
(U.S. dollars in thousands)	2023	2022	$ Variance	% Variance
Net cash provided by (used in) operating activities	$63,142	$(67,543)	$130,685	193.5%
Net cash used in investing activities	(47,346)	(200,433)	153,087	76.4%
Net cash provided by (used in) financing activities	(10,354)	43,252	(53,606)	(123.9)%
Net increase (decrease) in cash	$5,442	$(224,724)	$230,166	102.4%

Operating Activities

Net cash provided by (used in) operating activities was $63.1 million and $(67.5) million for the six months ended March 31, 2023 and 2022, respectively. The $130.7 million increase in cash provided by operating activities is primarily related to lower production, which resulted in a decrease in inventory at March 31, 2023 as compared to September 30, 2022, while inventory levels at March 31, 2022 increased significantly from those at September 30, 2021.

Investing Activities

Net cash used in investing activities was $(47.3) million and $(200.4) million for the six months ended March 31, 2023 and 2022, respectively. Net cash used in investing activities for the six months ended March 31, 2023 primarily consisted of $(47.3) million for purchases of property, plant and equipment in the normal course of business, while net cash used in investing activities for the six months ended March 31, 2022, consisted of $(114.0) million for purchases of property, plant and equipment to support our expansion of capacity in our manufacturing facilities and $(86.9) million for acquisitions.

Financing Activities

Net cash provided by (used in) financing activities was $(10.4) million and $43.3 million for the six months ended March 31, 2023 and 2022, respectively. Net cash used in financing activities for the six months ended March 31, 2023 primarily consisted of ($7.5) million of treasury stock repurchases and ($3.0) million of debt principal payments, while net cash provided by financing activities for the six months ended March 31, 2022, consisted of $40.0 million of cash received from the revolving credit facility.

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

In the fiscal year ended September 30, 2022, we repurchased 2,508,906 shares of our Class A common stock under a $50 million accelerated share repurchase agreement at an average price of $19.93 per share. During the same period, we also repurchased 1,607,664 shares of our Class A common stock on the open market at an average price of $19.58 per share, totaling an approximately $31.5 million reacquisition cost. During the six months ended March 31, 2023, we repurchased an additional 352,760 shares of our Class A common stock on the open market at an average price of $21.23 per share, totaling an approximately $7.5 million reacquisition cost.

As of March 31, 2023, we had approximately $311.0 million available for repurchases under the Share Repurchase Program.

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

See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information.

Revolving Credit Facility

The Revolving Credit Facility provides for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. As of March 31, 2023, outstanding revolving loans under the Revolving Credit Facility bore interest at a rate which equaled, at our option, either (i) for alternative base rate, or ABR, borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the LIBOR, as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 25 to 75 basis points based on average historical availability, or (ii) for Eurocurrency borrowings, adjusted LIBOR plus a spread of 125 to 175 basis points, based on average historical availability. The maturity of the Revolving Credit Facility is the earlier of March 31, 2026 and the date that is 91 days prior to the maturity of the Term Loan Agreement or any permitted refinancing thereof.

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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of March 31, 2023 and September 30, 2022, CPG International LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the Revolving Credit Facility. As of March 31, 2023 and September 30, 2022, we had $597.0 million and $600.0 million outstanding under the 2022 Term Loan Agreement, respectively, and no outstanding amounts under the Revolving Credit Facility, respectively. The 2022 Term Loan Agreement and Revolving Credit Facility bear interest at variable rates. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities, after giving effect to related derivatives, as of March 31, 2023 and 2022, would have increased or decreased annual cash interest by approximately $3.0 million and $5.1 million, respectively.

We have entered into and may continue to enter into, agreements such as floating for fixed-rate interest rate swaps and other hedging contracts in order to hedge against interest rate volatility associated with our Senior Secured Credit Facilities. For example, effective November 2022, we entered into interest rate swaps, which swapped interest at a rate based on SOFR on a notional amount of $300 million for a fixed rate. We do not intend or expect to enter into interest rate swaps or other derivative transactions for speculative purposes. In the future, in order to manage our interest rate risk, we may refinance our existing debt.

Credit Risk

As of March 31, 2023 and September 30, 2022, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of our Class A common stock during the three months ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1, 2023 - January 31, 2023	—	$—	—	$311,028,793
February 1, 2023 – February 28, 2023	—	—	—	311,028,793
March 1, 2023 – March 31, 2023	—	—	—	311,028,793
Total	—	$—	—

(1)
On May 5, 2022, the Board of Directors authorized us to repurchase up to $400 million of our Class A common stock.

See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Second Restated Certificate of Incorporation of The AZEK Company Inc.	8-K	3.2	03/01/2023	001-39322

3.2	Amended and Restated Bylaws of The AZEK Company Inc.	8-K	3.3	03/10/2022	001-39322

4.1	Stockholders Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.1	08/14/2020	001-39322

4.2	Registration Rights Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.2	08/14/2020	001-39322

10.1	Fourth Amendment, dated January 26, 2023, to Amended and Restated Revolving Credit Agreement, dated as of March 9, 2017, among CPG International LLC, The AZEK Company Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent.	10-Q	10.3	02/09/2023	001-39322

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

† Management contract or compensatory plan.

+ Furnished herewith. This certification is deemed furnished and not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The AZEK Company Inc.

Date: May 5, 2023	By:	/s/ Peter Clifford
Peter Clifford Senior Vice President and Chief Financial Officer (Principal Financial Officer)