Form 10-Q
period 2023-06-30
AZEK Co Inc.
filed 2023-08-09
CIK 1782754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 149,359,773 shares of Class A Common Stock, $0.001 par value per share, and 100 shares of Class B Common Stock, $0.001 par value per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The AZEK Company Inc.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

in thousands	June 30, 2023	September 30, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$244,597	$120,817
Trade receivables, net of allowances	72,918	90,159
Inventories	221,281	299,905
Prepaid expenses	13,668	17,212
Other current assets	17,183	2,501
Total current assets	569,647	530,594
Property, plant and equipment - net	494,895	517,913
Goodwill	994,155	993,995
Intangible assets - net	210,800	245,835
Other assets	89,369	94,754
Total assets	$2,358,866	$2,383,091
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$53,010	$48,987
Accrued rebates	49,371	50,479
Accrued interest	130	4,436
Current portion of long-term debt obligations	6,000	6,000
Accrued expenses and other liabilities	58,581	72,589
Total current liabilities	167,092	182,491
Deferred income taxes	67,056	65,195
Long-term debt—less current portion	581,418	584,879
Other non-current liabilities	105,485	106,083
Total liabilities	921,051	938,648
Commitments and contingencies (See Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at June 30, 2023 and September 30, 2022, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,769,041 shares issued at June 30, 2023 and 155,157,220 shares issued at September 30, 2022	156	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at June 30, 2023 and at September 30, 2022, respectively	—	—
Additional paid‑in capital	1,653,714	1,630,378
Accumulated deficit	(87,690)	(113,002)
Accumulated other comprehensive income (loss)	691	—
Treasury stock, at cost, 6,416,077 and 4,116,570 shares at June 30, 2023 and September 30, 2022, respectively	(129,056)	(73,088)
Total stockholders' equity	1,437,815	1,444,443
Total liabilities and stockholders' equity	$2,358,866	$2,383,091

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2023	2022	2023	2022
Net sales	$387,553	$394,991	$981,504	$1,050,954
Cost of sales	255,353	268,604	693,552	713,498
Gross profit	132,200	126,387	287,952	337,456
Selling, general and administrative expenses	73,650	78,737	221,554	212,728
Operating income	58,550	47,650	66,398	124,728
Other expenses:
Interest expense, net	10,408	10,618	30,481	18,776
Total other expenses	10,408	10,618	30,481	18,776
Income before income taxes	48,142	37,032	35,917	105,952
Income tax expense	13,267	9,556	10,605	25,951
Net income	$34,875	$27,476	$25,312	$80,001
Other comprehensive income:
Unrealized gain due to change in fair value of derivatives, net of tax	$3,953	$—	$691	$—
Total other comprehensive income	3,953	—	691	—
Comprehensive income	$38,828	$27,476	$26,003	$80,001

Net income per common share:
Basic	$0.23	$0.18	$0.17	$0.52
Diluted	0.23	0.18	0.17	0.51

Weighted-average common shares outstanding:
Basic	150,140,392	153,493,355	150,610,890	154,199,158
Diluted	151,069,954	153,891,090	151,056,199	155,631,884

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. dollars, except for share amounts)

(Unaudited)

	Common Stock				Treasury Stock		Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – March 31, 2023	155,303,433	$155	100	$—	4,469,330	$(80,576)	$1,641,321	$(122,565)	$(3,262)	$1,435,073
Net income	—	—	—	—	—	—	—	34,875	—	34,875
Other comprehensive income	—	—	—	—	—	—	—	—	3,953	3,953
Stock-based compensation	—	—	—	—	—	—	4,105	—	—	4,105
Exercise of vested stock options	400,428	1	—	—	—	—	9,209	—	—	9,210
Cancellation of restricted stock awards	(978)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	66,158	—	—	—	—	—	(921)	—	—	(921)
Treasury stock purchases	—	—	—	—	1,946,747	(48,480)	—	—	—	(48,480)
Balance – June 30, 2023	155,769,041	$156	100	$—	6,416,077	$(129,056)	$1,653,714	$(87,690)	$691	$1,437,815

Balance – September 30, 2022	155,157,220	$155	100	$—	4,116,570	$(73,088)	$1,630,378	$(113,002)	$—	$1,444,443
Net income	—	—	—	—	—	—	—	25,312	—	25,312
Other comprehensive income	—	—	—	—	—	—	—	—	691	691
Stock-based compensation	—	—	—	—	—	—	13,607	—	—	13,607
Exercise of vested stock options	483,074	1	—	—	—	—	11,110	—	—	11,111
Cancellation of restricted stock awards	(19,306)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	148,053	—	—	—	—	—	(1,381)	—	—	(1,381)
Treasury stock purchases	—	—	—	—	2,299,507	(55,968)	—	—	—	(55,968)
Balance – June 30, 2023	155,769,041	$156	100	$—	6,416,077	$(129,056)	$1,653,714	$(87,690)	$691	$1,437,815

	Common Stock				Treasury Stock		Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – March 31, 2022	155,108,627	$155	100	$—	—	$—	$1,628,581	$(135,702)	$—	$1,493,034
Net income	—	—	—	—	—	—	—	27,476	—	27,476
Stock-based compensation	—	—	—	—	—	—	4,856	—	—	4,856
Exercise of vested stock options	46,608	—	—	—	—	—	1,072	—	—	1,072
Cancellation of restricted stock awards	(3,897)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	1,888	—	—	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	3,013,575	(50,073)	(8,395)	—	—	(58,468)
Balance – June 30, 2022	155,153,226	$155	100	$—	3,013,575	$(50,073)	$1,626,114	$(108,226)	$—	$1,467,970

Balance – September 30, 2021	154,866,313	$155	100	$—	—	$—	$1,615,236	$(188,227)	$—	$1,427,164
Net income	—	—	—	—	—	—	—	80,001	—	80,001
Stock-based compensation	—	—	—	—	—	—	13,707	—	—	13,707
Exercise of vested stock options	260,649	—	—	—	—	—	5,995	—	—	5,995
Cancellation of restricted stock awards	(14,470)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	40,734	—	—	—	—	—	(429)	—	—	(429)
Treasury stock purchases	—	—	—	—	3,013,575	(50,073)	(8,395)			(58,468)
Balance – June 30, 2022	155,153,226	$155	100	$—	3,013,575	$(50,073)	$1,626,114	$(108,226)	$—	$1,467,970

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Operating activities:
Net income	$25,312	$80,001
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation	63,504	48,764
Amortization of intangibles	35,035	37,966
Non-cash interest expense	1,236	4,194
Non-cash lease expense	(188)	(218)
Deferred income tax provision	1,599	21,520
Non-cash compensation expense	13,608	19,550
Fair value adjustment for contingent consideration	400	—
Loss on disposition of property, plant and equipment	278	317
Changes in certain assets and liabilities:
Trade receivables	17,241	(20,399)
Inventories	78,624	(121,574)
Prepaid expenses and other currents assets	(8,795)	(7,732)
Accounts payable	11,308	4,512
Accrued expenses and interest	(11,803)	(3,733)
Other assets and liabilities	2,684	2,532
Net cash provided by operating activities	230,043	65,700
Investing activities:
Purchases of property, plant and equipment	(54,059)	(139,491)
Proceeds from disposition of fixed assets	173	617
Acquisitions, net of cash acquired	(161)	(86,935)
Net cash used in investing activities	(54,047)	(225,809)
Financing activities:
Proceeds from 2022 Term Loan Agreement	—	595,500
Payments on 2022 Term Loan Agreement	(4,500)	—
Payment of debt issuance costs	—	(3,442)
Repayments of Term Loan Agreement	—	(467,654)
Proceeds under revolving credit facility	25,000	40,000
Payments under revolving credit facility	(25,000)	(40,000)
Repayments of finance lease obligations	(1,958)	(2,308)
Exercise of vested stock options	11,111	5,995
Cash paid for shares withheld for taxes	(1,381)	(429)
Purchases of treasury stock	(55,488)	(58,468)
Net cash provided by (used in) financing activities	(52,216)	69,194
Net increase (decrease) in cash and cash equivalents	123,780	(90,915)
Cash and cash equivalents – Beginning of period	120,817	250,536
Cash and cash equivalents – End of period	$244,597	$159,621
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$33,516	$10,269
Cash paid for income taxes, net	21,003	5,608
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$14,299	$24,321
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	2,828	18,705

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands of U.S. dollars, unless otherwise specified)

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The AZEK Company Inc. (the “Company”, “we”, “us” or “our”) is a Delaware corporation that holds all of the limited liability company interests in The AZEK Group LLC (f/k/a CPG International LLC), the entity which directly and indirectly holds all of the equity interests in the operating subsidiaries and which changed its name from CPG International LLC to The AZEK Group LLC on August 1, 2023. The Company is an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable building products for residential, commercial and industrial markets. The Company’s products include decking, railing, trim, porch, moulding, pergolas, outdoor furniture, bathroom and locker systems, as well as extruded plastic sheet products and other non-fabricated products for special applications in industrial markets. The Company operates in various locations throughout the United States. The Company’s residential products are primarily branded under the brand names AZEK®, TimberTech®, VERSATEX®, ULTRALOX®, StruXure™ and INTEX®, while the commercial products are branded under the Vycom® brand names Celtec®, Playboard®, Seaboard®, Flametec®, Designboard®, Corrtec™, Timberline®, and Scranton Products® brand names including Aria Partitions®, Eclipse Partitions®, Hiny Hiders® partitions, Tufftec Lockers® and Duralife Lockers®.

Secondary Offering

During the three months ended June 30, 2023, the Company completed an offering of 16,100,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriter of its option to purchase up to 2,100,000 additional shares of Class A common stock. All of the shares were sold by certain of the Company's stockholders (the "Selling Stockholders") to the underwriter at a price of $24.36 per share which the underwriter was then permitted to sell at variable prices to the public. The Company did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the secondary offering, the Company incurred approximately $1.1 million in expenses.

In connection with the secondary offering, the Company purchased from the underwriter 1,477,832 shares of its Class A common stock that were sold by the Selling Stockholders to the underwriter at a price per share of $24.36, which is equal to the price paid by the underwriter to the Selling Stockholders, resulting in an aggregate purchase price of approximately $36.0 million. The repurchase was made pursuant to the Company’s Share Repurchase Program (as defined in Note 13).

b. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates on a fiscal year ending September 30. The accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended June 30, 2023 and the cash flows for the nine months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income, stockholder’s equity or cash flows as previously reported.

The unaudited consolidated results of operations for the three months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023. The Company’s financial condition and results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from global health pandemics, geopolitical conflicts and other factors beyond the Company’s control. Management cannot predict the degree to, or the period over, which the Company may be affected by such factors.

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

See Note 11 for additional information.

Research and Development Costs

Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Condensed Consolidated Statements of Comprehensive Income. Total research and development expenses were $2.1 million and $2.6 million, respectively, for the three months ended June 30, 2023 and 2022, and $6.2 million and $6.9 million, respectively, for the nine months ended June 30, 2023 and 2022.

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

The Company also engages in customer rebates, which are recorded in “Net sales” in the Condensed Consolidated Statements of Comprehensive Income and in “Accrued rebates” and “Trade receivables” in the Condensed Consolidated Balance Sheets. The Company recorded accrued rebates of $49.4 million and $44.5 million as of June 30, 2023 and 2022, respectively, and contra trade receivables of $3.8 million and $4.9 million as of June 30, 2023 and 2022, respectively. The rebate activity was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$72,741	$40,146	$56,542	$47,648
Rebate expense	28,328	23,631	73,747	70,184
Rebate payments	(47,936)	(14,380)	(77,156)	(68,435)
Ending balance	$53,133	$49,397	$53,133	$49,397

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance.

3. BUSINESS COMBINATIONS

On August 1, 2022, the Company acquired INTEX Millwork Solutions, LLC, a New Jersey LLC, or INTEX, for a total purchase price of approximately $25.9 million, which consisted of $20.1 million in cash and $5.8 million in contingent consideration, subject to customary post-closing working capital adjustments. INTEX is located in Mays Landing, New Jersey and manufactures high-quality railing solutions, column wraps and pergolas. We funded the acquisition with cash on hand.

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

The following table represents the preliminary allocation of assets acquired and liabilities assumed on the acquisition date as of June 30, 2023 (in thousands):

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

As of the acquisition date, total intangible assets and goodwill amounted to $16.0 million, comprised of $7.3 million related to customer relationships, $1.1 million related to proprietary knowledge and $0.9 million related to trademarks, as well as $6.7 million in goodwill. Goodwill of $2.6 million was deductible for tax purposes. The estimated useful life for customer relationships is 12 years, and proprietary knowledge and trademarks is 10 years. The intangible assets weighted average useful life at the date of acquisition was 11.6 years.

4. INVENTORIES

Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out (“FIFO”) basis. Inventories consisted of the following (in thousands):

in thousands	June 30, 2023	September 30, 2022
Raw materials	$66,378	$72,464
Work in process	35,258	39,829
Finished goods	119,645	187,612
Total inventories	$221,281	$299,905

5. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment – net consisted of the following (in thousands):

	June 30, 2023	September 30, 2022
Land	$4,829	$3,350
Buildings and improvements	126,931	110,300
Manufacturing equipment	608,058	540,536
Computer equipment	31,677	28,198
Furniture and fixtures	7,022	6,867
Vehicles	1,092	941
Total property and equipment	779,609	690,192
Construction in progress	87,004	140,566
	866,613	830,758
Accumulated depreciation	(371,718)	(312,845)
Total property and equipment – net	$494,895	$517,913

Depreciation expense was approximately $20.2 million and $16.2 million in the three months ended June 30, 2023 and 2022, respectively, and $59.7 million and $46.4 million in the nine months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023 and 2022, $1.3 million and $1.6 million of interest was capitalized, respectively, and during the nine months ended June 30, 2023 and 2022, $4.2 million and $3.9 million of interest was capitalized, respectively.

6. GOODWILL AND INTANGIBLE ASSETS—NET

Goodwill

Goodwill consisted of the following (in thousands):

	Residential	Commercial	Total
Goodwill as of September 30, 2022	$953,606	$40,389	$993,995
Acquisitions	160	—	160
Goodwill as of June 30, 2023	$953,766	$40,389	$994,155
Accumulated impairment losses as of September 30, 2022	—	32,200	32,200
Accumulated impairment losses as of June 30, 2023	$—	$32,200	$32,200

Intangible assets, net

The Company did not have any indefinite lived intangible assets other than goodwill as of June 30, 2023 and September 30, 2022. Finite-lived intangible assets consisted of the following (in thousands):

		June 30, 2023
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Proprietary knowledge	10 — 15	$300,400	$(249,301)	$51,099
Trademarks	5 — 20	230,240	(161,442)	68,798
Customer relationships	12 — 19	176,852	(88,824)	88,028
Patents	9 — 10	8,500	(5,684)	2,816
Other intangibles	3 — 15	4,076	(4,017)	59
Total intangible assets		$720,068	$(509,268)	$210,800

		September 30, 2022
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$300,400	$(236,024)	$64,376
Trademarks	5 — 20	230,240	(151,259)	78,981
Customer relationships	12 — 19	176,852	(78,015)	98,837
Patents	9 — 10	8,500	(4,950)	3,550
Other intangible assets	3 — 15	4,076	(3,985)	91
Total intangible assets		$720,068	$(474,233)	$245,835

Amortization expense was $11.6 million and $12.5 million in the three months ended June 30, 2023 and 2022, respectively and $35.0 million and $38.0 million in the nine months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the remaining weighted-average amortization period for acquired intangible assets was 11.4 years.

7. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$1,807	$1,172	$1,397	$1,109
Provision	136	4	647	67
Bad debt write-offs	(1)	(1)	(102)	(1)
Ending balance	$1,942	$1,175	$1,942	$1,175

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	June 30, 2023	September 30, 2022
Employee related liabilities	$26,844	$36,866
Lease liability - operating	4,445	5,223
Customer deposits	4,312	2,494
Marketing	4,292	4,272
Lease liability - finance	2,622	2,366
Warranty	2,531	2,900
Freight	2,363	1,821
Utilities	2,172	794
Commissions	1,583	1,032
Professional fees	1,314	2,089
Construction in progress	1,176	9,032
Other	4,927	3,700
Total accrued expenses and other current liabilities	$58,581	$72,589

8. DEBT

Debt consisted of the following (in thousands):

	June 30, 2023	September 30, 2022
2022 Term Loan due April 28, 2029 — SOFR + 2.50% + 0.1% (7.70% at June 30, 2023 and 4.09% at September 30, 2022)	$595,500	$600,000
Revolving Credit Facility through March 31, 2026 - SOFR + 0.1%	—	—
Total	595,500	600,000
Less unamortized deferred financing costs	(4,176)	(4,712)
Less unamortized original issue discount	(3,906)	(4,409)
Less current portion	(6,000)	(6,000)
Long-term debt—less current portion and unamortized deferred financing costs	$581,418	$584,879

Term Loan Agreements

The term loan agreement, as amended and restated from time to time (the “Term Loan Agreement”), was a first lien term loan originally entered into on September 30, 2013 by the Company’s wholly-owned subsidiary, The AZEK Group LLC (as successor-in-interest to CPG Merger Sub LLC), as the initial borrower with a syndicate of lenders party thereto. On April 28, 2022, the obligations under the Term Loan Agreement were paid off in full and the Term Loan Agreement was terminated.

On April 28, 2022, The AZEK Group LLC entered into a new $600.0 million first lien term loan credit agreement (the “2022 Term Loan Agreement”), the proceeds of which were applied, among other uses, to prepay the obligations of the Term Loan Agreement in full. The 2022 Term Loan Agreement is a first lien term loan and will mature on April 28, 2029, subject to acceleration or prepayment. The 2022 Term Loan Agreement will amortize in equal quarterly installments of 0.25% of the aggregate principal amount of the loans outstanding, subject to reduction for certain prepayments. The loans thereunder bear an interest rate equal to (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Prime Rate as in effect on such day and (c) the one-month Term Secured Overnight Financing Rate ("SOFR") plus 1.00% per annum, provided that in no event will the alternative base rate be less than 1.50% per annum, plus an applicable margin of 1.50% and (ii) in the case of SOFR borrowings, the Term SOFR rate for the applicable interest period, in each case, plus an applicable margin of 2.50%. As of June 30, 2023 and September 30, 2022, The AZEK Group LLC had $595.5 million and $600.0 million outstanding under the 2022 Term Loan Agreement.

The obligations under the 2022 Term Loan Agreement are secured by a first priority security interest in the membership interests of The AZEK Group LLC owned by the Company, the equity interests of The AZEK Group LLC’s domestic subsidiaries, other than certain immaterial subsidiaries and other excluded subsidiaries, and all remaining assets not constituting Revolver Priority Collateral (as defined below and subject to certain exceptions) of the Company, The AZEK Group LLC and the subsidiaries of The AZEK Group LLC that are guarantors under the 2022 Term Loan Agreement (the “Term Loan Priority Collateral”), and a second priority security interest in the Revolver Priority Collateral. The obligations under the 2022 Term Loan Agreement are guaranteed by the Company and the wholly owned domestic subsidiaries of The AZEK Group LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

Loans under the 2022 Term Loan Agreement may be voluntarily prepaid in whole, or in part, in each case without premium or penalty, subject to certain customary conditions. The 2022 Term Loan Agreement also requires mandatory prepayments of loans under the 2022 Term Loan Agreement from the proceeds of certain debt issuances and certain asset dispositions (subject to certain reinvestment rights) and, commencing with the fiscal year ending September 30, 2023, a percentage of excess cash flow (subject to step-downs upon The AZEK Group LLC achieving certain leverage ratios and other reductions in connection with other debt prepayments).

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

As of June 30, 2023 and September 30, 2022, unamortized deferred financing fees related to the 2022 Term Loan Agreement were $4.2 million and $4.7 million, respectively.

Revolving Credit Facility

The AZEK Group LLC has also entered into a revolving credit facility, as amended and restated from time to time (the “Revolving Credit Facility”), with certain of our direct and indirect subsidiaries and certain lenders party thereto. The Revolving Credit Facility provides for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a set percentage of eligible accounts receivable and inventory, less reserves that may be established by the administrative agent and the collateral agent in the exercise of their reasonable credit judgment.

The AZEK Group LLC had no outstanding borrowings under the Revolving Credit Facility as of June 30, 2023 and September 30, 2022, respectively. In addition, The AZEK Group LLC had $2.8 million of outstanding letters of credit held against the Revolving Credit Facility as of both June 30, 2023 and September 30, 2022. The AZEK Group LLC had approximately $147.2 million available under the borrowing base for future borrowings as of June 30, 2023. The AZEK Group LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

On March 31, 2021, The AZEK Group LLC amended the Revolving Credit Facility, resulting in a repricing and extension thereof. Pursuant to such amendment, the interest rate has been reduced by 25 basis points to (i) for ABR borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the LIBOR as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 25 to 75 basis points, based on average historical availability, or (ii) for Eurocurrency borrowings, adjusted LIBOR plus a spread of 125 to 175 basis points, based on average historical availability. The maturity date for the Revolving Credit Facility was extended from May 9, 2022 to the earlier of March 31, 2026 and the date that is 91 days prior to the maturity of the Term Loan Agreement or any permitted refinancing thereof.

On January 26, 2023, The AZEK Group LLC further amended the Revolving Credit Facility, replacing all LIBOR-based provisions with provisions reflecting SOFR, including, without limitation, the use of a new Adjusted Term SOFR benchmark rate equal to Term SOFR (as defined in the Revolving Credit Agreement) plus 0.10%.

Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility at June 30, 2023 and September 30, 2022 were $0.7 million and $0.9 million, respectively.

A “commitment fee” accrues on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points. The commitment fees were $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.3 million for the nine months ended June 30, 2023 and 2022, respectively.

The obligations under the Revolving Credit Facility are guaranteed by the Company and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. The obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the accounts receivable, inventory, deposit accounts, securities accounts and cash assets of the Company, The AZEK Group LLC and the subsidiaries of The AZEK Group LLC that are guarantors under the Revolving Credit Facility, and the proceeds thereof (subject to certain exceptions) (the “Revolver Priority Collateral”), plus a second priority security interest in all of the Term Loan Priority Collateral. The Revolving Credit Facility may be voluntarily prepaid in whole, or in part, in each case without premium or penalty. The AZEK Group LLC is also required to make mandatory prepayments (i) when aggregate borrowings exceed commitments or the applicable borrowing base and (ii) during “cash dominion,” which occurs if (a) the availability under the Revolving Credit Facility is less than the greater of (i) $12.5 million and (ii) 10% of the lesser of (x) $150.0 million and (y) the borrowing base, for five consecutive business days or (b) certain events of default have occurred and are continuing.

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, The AZEK Group LLC would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to The AZEK Group LLC’s ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of June 30, 2023, The AZEK Group LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

Interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Interest expense:
2022 Term Loan Agreement	$11,098	$4,365	$30,605	$4,365
Term Loan Agreement	—	1,140	—	8,824
Revolving Credit Facility	149	276	567	693
Other	1,120	910	3,329	2,595
Amortization - Deferred financing costs
2022 Term Loan Agreement	179	4,713	537	4,713
Term Loan Agreement	—	548	—	1,056
Revolving Credit Facility	66	66	197	196
Amortization - Original issue discount
2022 Term Loan	167	112	502	112
Term Loan	—	65	—	126
Capitalized interest	(1,306)	(1,577)	(4,191)	(3,904)
Interest expense	11,473	10,618	31,546	18,776
Interest income	(1,065)	—	(1,065)	—
Interest expense, net	$10,408	$10,618	$30,481	$18,776

See Note 11 for the fair value of the Company’s debt as of June 30, 2023 and September 30, 2022.

9. PRODUCT WARRANTIES

The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved. The warranty reserve activity consisted of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$14,381	$13,948	$15,023	$12,699
Adjustments to reserve	1,656	2,341	1,822	4,618
Warranty claims payment	(751)	(801)	(1,559)	(1,829)
Ending balance	15,286	15,488	15,286	15,488
Current portion of accrued warranty	(2,531)	(3,170)	(2,531)	(3,170)
Accrued warranty – less current portion	$12,755	$12,318	$12,755	$12,318

10. LEASES

The Company leases vehicles, machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. We sublease excess office real estate to a third-party tenant. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As of June 30, 2023 and September 30, 2022, amounts associated with leases are included in Other assets, Accrued expense and other liabilities and Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

Lease assets and lease liabilities as of June 30, 2023 and September 30, 2022 were as follows (in thousands):

Leases	Classification on Balance Sheet	June 30, 2023	September 30, 2022
Assets
ROU operating lease assets	Other assets	$16,383	$19,724
Finance lease assets	Other assets	72,085	73,541
Total lease assets		$88,468	$93,265
Liabilities
Current
Operating	Accrued expenses and other liabilities	$4,445	$5,223
Finance	Accrued expenses and other liabilities	2,622	2,366
Non-Current
Operating	Other non-current liabilities	14,509	17,261
Finance	Other non-current liabilities	75,818	75,706
Total lease liabilities		$97,394	$100,556

The components of lease expense for the three and nine months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease expense	$1,473	$1,497	$4,477	$4,121
Finance lease amortization of assets	1,262	877	3,783	2,390
Finance lease interest on lease liabilities	1,098	911	3,293	2,584
Short term	96	188	297	406
Sublease income	(75)	(71)	(218)	(277)
Total lease expense	$3,854	$3,402	$11,632	$9,224

The tables below present supplemental information related to leases as of June 30, 2023 and September 30, 2022:

Weighted-average remaining lease term (years)	June 30, 2023	September 30, 2022
Operating leases	6.8	6.9
Finance leases	25.7	26.5
Weighted-average discount rate
Operating leases	4.3%	4.1%
Finance leases	5.8%	5.9%

The following table summarizes the maturities of lease liabilities at June 30, 2023:

(in thousands)	Operating Leases	Finance Leases	Total
2023	$1,494	$1,737	$3,231
2024	4,720	6,904	11,624
2025	3,863	6,795	10,658
2026	2,545	6,632	9,177
2027	1,905	6,168	8,073
Thereafter	7,711	122,231	129,942
Total lease payments	22,238	150,467	172,705
Less: interest	(3,284)	(72,027)	(75,311)
Present value of lease liability	$18,954	$78,440	$97,394

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

At the inceptions of the swap agreements and as of June 30, 2023, both swaps were designated and qualified as cash flow hedges in accordance with ASC 815. Their gain (loss) is recorded in Accumulated other comprehensive income (loss) and then reclassified into Interest expense in the same period in which the hedged transaction affects earnings. As of June 30, 2023, the Company expects to reclass approximately $2.3 million ($1.7 million after-tax) as a reduction to interest expense in the next 12 months.

The following table provides the fair values of the interest rate derivative instruments as well as their classification on the Balance Sheet as of June 30, 2023 and September 30, 2022 (in thousands):

			Fair Value as of
	Fair Value Hierarchy	Balance Sheet Location	June 30, 2023	September 30, 2022
Assets
Interest rate swaps	Level 2	Other current assets	$2,344	$—
Liabilities
Interest rate swaps	Level 2	Other non-current liabilities	$1,391	$—

The Company estimates the fair value of interest rate swaps using a valuation model based on observable market data, such as yield curves. Both swaps are classified as Level 2 measurement in the fair value hierarchy.

The following table summarizes the effects of the interest rate derivative instruments in Statements of Income and on Accumulated other comprehensive income (loss) in the three and nine months ended June 30, 2023 and 2022 (in thousands):

	Cash Flow Hedge - Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Accumulated Other	Cash Flow Hedge - Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Comprehensive Income (Loss)	Three Months Ended June 30,
	2023	2022	into Income	2023	2022
Interest rate swaps	$3,952	$—	Interest expense, net	$303	$—

	Cash Flow Hedge - Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain (Loss) Reclassified from Accumulated Other	Cash Flow Hedge - Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
	Nine Months Ended June 30,		Comprehensive Income (Loss)	Nine Months Ended June 30,
	2023	2022	into Income	2023	2022
Interest rate swaps	$691	$—	Interest expense, net	$263	$—

Other Financial Instruments

The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	June 30, 2023		September 30, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2022 Term Loan due April 28, 2029	$595,500	$596,244	$600,000	$586,500

Financial instruments remeasure at fair value on a recurring basis – During the year ended September 30, 2022, the Company entered into an arrangement for a contingent payment to the former owner and employee of StruXure. The contingent payment is based on achievement of a minimum EBITDA amount and a multiple of EBITDA, for EBITDA exceeding a higher threshold for calendar year 2022. Based on the formula, the potential contingent payout can range from zero to $13.9 million. At the date of acquisition, the fair value was estimated to be $9.5 million. As of March 31, 2023, the fair value was increased to $12.7 million based on the actual EBITDA amount for StruXure. Compensation expense of $9.5 million was recognized for the year ended September 30, 2022 and $3.2 million was recognized for the nine months ended June 30, 2023. The Company paid $12.7 million as settlement of the contingent liability in April, 2023.

In connection with the acquisition of INTEX on August 1, 2022, the Company entered into a contingent consideration arrangement with the former owner of INTEX. The contingent consideration is based on achievement of a minimum gross profit amount for calendar year 2022. Based on the formula, the potential contingent consideration can range from zero to $6.2 million. At the date of the acquisition, the fair value was estimated to be $5.8 million. As of December 31, 2022, the fair value was increased to $6.2 million. Contingent payment of $5.8 million was included in the acquisition purchase price at the date of acquisition and the change in fair value of $0.4 million was recognized in selling, general and administrative expense for the nine months ended June 30, 2023. The Company paid $6.0 million of this contingent liability as of June 30, 2023 and will settle the remainder of the contingent liability in the fourth quarter of fiscal year 2023.

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

The segment data below includes data for Residential and Commercial for the three and nine months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net sales to customers
Residential	$351,608	$343,064	$873,208	$914,555
Commercial	35,945	51,927	108,296	136,399
Total	$387,553	$394,991	$981,504	$1,050,954
Adjusted EBITDA
Residential	$105,503	$91,093	$211,885	$258,874
Commercial	8,780	12,271	21,763	25,693
Total Adjusted EBITDA for reporting segments	$114,283	$103,364	$233,648	$284,567
Unallocated net expenses	(17,328)	(16,839)	(48,783)	(48,603)
Adjustments to Income before income tax provision
Depreciation and amortization	(33,064)	(29,606)	(98,539)	(86,730)
Stock-based compensation costs	(4,164)	(4,903)	(13,747)	(13,846)
Acquisition costs (1)	—	(3,228)	(3,856)	(8,861)
Secondary offering costs	(1,065)	—	(1,065)	—
Other costs (2)	(112)	(1,138)	(1,260)	(1,799)
Interest expense, net	(10,408)	(10,618)	(30,481)	(18,776)
Income before income tax provision	$48,142	$37,032	$35,917	$105,952

(1)
Acquisition costs reflect costs directly related to completed acquisitions of $3.2 million in the three months ended June 30, 2022, and $3.9 million and $7.7 million in the nine months ended June 30, 2023 and 2022, respectively, and inventory step-up adjustments related to recording inventory of acquired businesses at fair value on the date of acquisition of $1.2 million for the nine months ended June 30, 2022.
(2)
Other costs include costs related to a reduction in workforce of $0.1 million and $0.8 million in the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.8 million in the nine months ended June 30, 2023 and 2022, respectively, costs for legal expense of $0.2 million in the three months ended June 30, 2022, and $0.2 million and $0.6 million in the nine months ended June 30, 2023 and 2022, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million for the nine months ended June 30, 2022, and other costs of $0.1 million for the three months ended June 30, 2022, and $0.8 million and $0.3 million for the nine months ended June 30, 2023 and 2022, respectively.

13. CAPITAL STOCK

Secondary Offering

During the three months ended June 30, 2023, the Company completed an offering of 16,100,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriter of its option to purchase up to 2,100,000 additional shares of Class A common stock. All of the shares were sold by the Selling Stockholders to the underwriter at a price of $24.36 per share which the underwriter was then permitted to sell at variable prices to the public. The Company did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the secondary offering, the Company incurred approximately $1.1 million in expenses.

In connection with the secondary offering, the Company purchased from the underwriter 1,477,832 shares of its Class A common stock that were sold by the Selling Stockholders to the underwriter at a price per share of $24.36, which is equal to the price paid by the underwriter to the Selling Stockholders, resulting in an aggregate purchase price of approximately $36.0 million. The repurchase was made pursuant to the Company’s Share Repurchase Program (as defined below).

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

The table below summaries the Company's repurchases of its Class A common stock during the three and nine months ended June 30, 2023 and 2022 (in thousands, except per share amount):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Total number of shares repurchased	1,947	3,014	2,300	3,014
Reacquisition cost (1), (2), (3)	$48,480	$58,468	$55,968	$58,468
Average price per share	$24.90	$19.40	$24.34	$19.40
(1)
Reacquisition cost in the three and nine months ended June 30, 2023 includes the $36.0 million repurchase from the underwriter upon the completion of the secondary offering. The remaining repurchases in the three and nine months ended June 30, 2023 were made through open market transactions.
(2)
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), that includes, among other provisions, a one percent excise tax on net repurchases of stock after December 31, 2022. As of June 30, 2023, the Company recognized $0.5 million excise tax as reacquisition cost of share repurchases.
(3)
During the three and nine months ended June 30, 2022, the Company repurchased $50 million of shares under an accelerated share repurchase agreement ("ASR") and $8.5 million of shares on the open market.

As of June 30, 2023, the Company had approximately $262.5 million available for repurchases under the Share Repurchase Program.

14. STOCK-BASED COMPENSATION

The Company grants stock-based awards to attract, retain and motivate key employees and directors.

The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 2,745,034 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.

Stock-based compensation expense for the three months ended June 30, 2023 and 2022 was $4.2 million and $4.9 million, respectively, and for the nine months ended June 30, 2023 and 2022 was $13.7 million and $13.8 million, respectively, recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income. Total income tax benefit for the three months ended June 30, 2023 and 2022 was $0.9 million and $1.0 million, respectively, and for the nine months ended June 30, 2023 and 2022 was $2.9 million and $2.9 million, respectively. As of June 30, 2023, the Company had not yet recognized compensation cost on unvested stock-based awards of $28.2 million, with a weighted average remaining recognition period of 1.8 years.

The Company uses the Black Scholes pricing model to estimate the fair value of its service-based awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within ten years of the grant date.

The following table sets forth the significant assumptions used for the calculation of stock-based compensation expense for the nine months ended June 30, 2023 and 2022:

	December 12, 2022 Grant Date	November 19, 2021 Grant Date
Risk-free interest rate	3.77%	1.34%
Expected volatility	40.00%	40.00%
Expected term (in years)	6.00	6.00
Expected dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the performance-based stock option activity for the nine months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2022	1,410,653	$23.00
Granted	—	—
Exercised	(228,282)	23.00
Cancelled/Forfeited	(2,174)	23.00
Outstanding at June 30, 2023	1,180,197	23.00	7.0	8,604
Vested and exercisable at June 30, 2023	1,180,197	$23.00	7.0	8,604

The following table summarizes the service-based stock option activity for the nine months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2022	3,557,194	$25.57
Granted	250,477	20.18
Exercised	(261,601)	23.00
Cancelled/Forfeited	(75,339)	24.08
Outstanding at June 30, 2023	3,470,731	25.40	7.3	22,132
Vested and exercisable at June 30, 2023	2,445,254	$24.41	7.0	16,251

Restricted Stock Awards

A summary of the service-based restricted stock awards activity during the nine months ended June 30, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2022	275,628	$23.00
Granted	—	—
Vested	(146,595)	23.00
Forfeited	(19,306)	23.00
Outstanding and unvested at June 30, 2023	109,727	$23.00

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

A summary of the performance-based restricted stock unit awards activity for the nine months ended June 30, 2023 presented at target was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2022	221,469	$37.51
Granted	319,263	20.18
Vested	—	—
Forfeited	(27,261)	35.09
Outstanding and unvested at June 30, 2023	513,471	$26.86

Restricted Stock Units

A summary of the service-based restricted stock unit awards activity for the nine months ended June 30, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2022	574,499	$31.14
Granted	476,957	20.54
Vested	(210,228)	29.68
Forfeited	(32,921)	29.29
Outstanding and unvested at June 30, 2023	808,307	$25.34

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$34,875	$27,476	$25,312	$80,001
Net income attributable to common stockholders - basic and diluted	$34,875	$27,476	$25,312	$80,001
Denominator:
Weighted-average shares of common stock
Basic	150,140,392	153,493,355	150,610,890	154,199,158
Diluted	151,069,954	153,891,090	151,056,199	155,631,884
Net income per share attributable to common stockholders:
Net income per common share - basic	$0.23	$0.18	$0.17	$0.52
Net income per common share - diluted	$0.23	$0.18	$0.17	$0.51

The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income per share because the effect was anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Stock Options	819,718	5,014,206	4,999,267	446,175
Restricted Stock Units	98,732	422,466	281,145	243,480

16. INCOME TAXES

The Company calculates the interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting, specifically ASC-740-270-25-2. For interim periods, the Company estimates the annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rates for the three months ended June 30, 2023 and 2022 were 27.6% and 25.8%, respectively, and for the nine months ended June 30, 2023 and 2022 were 29.5% and 24.5%. The increase in the effective income tax rate for the three and nine months ended June 30, 2023, as compared to the three and nine months ended June 30, 2022, was primarily driven by increased estimates of state taxes and non deductible compensation costs.

17. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the year ended September 30, 2019, the Company was made aware of a worker’s compensation case that became reasonably possible to give rise to a liability. Discovery has been completed, and the Company filed motions for summary judgment in April 2023. A trial date has been set for May 2024. The Company expects any loss would be immaterial to the financial statements.

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

18. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

The AZEK Company Inc. (parent company only)

Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	June 30, 2023	September 30, 2022
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,437,815	$1,444,443
Total non-current assets	1,437,815	1,444,443
Total assets	$1,437,815	$1,444,443
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at June 30, 2023 and September 30, 2022, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,769,041 shares issued at June 30, 2023 and 155,157,220 shares issued at September 30, 2022	156	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at June 30, 2023 and at September 30, 2022, respectively	—	—
Additional paid‑in capital	1,653,714	1,630,378
Accumulated deficit	(87,690)	(113,002)
Accumulated other comprehensive income (loss)	691	—
Treasury stock, at cost, 6,416,077 and 4,116,570 shares at June 30, 2023 and September 30, 2022, respectively	(129,056)	(73,088)
Total stockholders’ equity	1,437,815	1,444,443
Total liabilities and stockholders’ equity	$1,437,815	$1,444,443

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income of subsidiaries	$34,875	$27,476	$25,312	$80,001
Net income of subsidiaries	$34,875	$27,476	$25,312	$80,001
Comprehensive income	$38,828	$27,476	$26,003	$80,001

The AZEK Company Inc. did not have any cash as of June 30, 2023 or September 30, 2022. Accordingly a Condensed Statement of Cash Flows has not been presented.

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

Dividends from Subsidiaries

There were $48.0 million and $55.5 million in cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during the three and nine months ended June 30, 2023, respectively, and $50.0 million in cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during both the three and nine months ended June 30,

2022. Cash dividends of $36.0 million were used to repurchase shares from the underwriter upon completion of the secondary offering during both the three and nine months ended June 30, 2023, $12.0 million and $19.5 million in cash dividends were used to fund share repurchases on the open market during the three and nine months ended June 30, 2023, respectively, and $50.0 million of cash dividends were used to fund the ASR during the three and nine months ended June 30, 2022.

Restricted Payments

The AZEK Group LLC is party to the Revolving Credit Facility and the 2022 Term Loan Agreement. The obligations under the Revolving Credit Facility and 2022 Term Loan Agreement are secured by substantially all of the present and future assets of the borrowers and guarantors, including equity interests of their domestic subsidiaries, subject to certain exceptions.

The obligations under the Revolving Credit Facility and 2022 Term Loan Agreement are guaranteed by the Company and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. The AZEK Group LLC is not permitted to make certain payments unless those payments are consistent with exceptions set forth in the agreements. These payments include repurchase of equity interests, fees associated with a public offering, income taxes due in other applicable payments. Further, the payments are only permitted if certain conditions are met related to availability and fixed charge coverage as defined in the Revolving Credit Facility and described in Note 8.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations, cash flows, expansion plans, capital investments, capacity targets and other strategic initiatives, are forward-looking statements. In some cases, forward looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” or the negative of these terms and similar expressions intended to identify forward-looking statements. In particular, statements about potential new products and product innovation, statements regarding the potential impact of climate change and extreme weather events, global health pandemics or geopolitical conflicts, such as the conflict between Russia and Ukraine, statements about the markets in which we operate and the economy more generally, including inflation and interest rates, supply and demand balance, growth of our various markets and growth in the use of engineered products as well as our ability to share in such growth, statements about our ability to source our raw materials in line with our expectations, future pricing for our products or our raw materials and our ability to successfully manage market and interest rate risks and control or reduce costs, statements with respect to our ability to meet future goals and targets, including our environmental, social and governance targets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in the Quarterly Report on Form 10-Q are forward-looking statements. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our 2022 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Overview

We are an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable outdoor living products, including TimberTech® decking, Versatex® and AZEK® Trim, and StruXure™ pergolas. Homeowners are investing in their outdoor spaces and are increasingly recognizing the significant advantages of engineered, long-lasting products, which are converting demand away from traditional materials, particularly wood. Our products transform those outdoor spaces by combining highly appealing aesthetics with significantly lower maintenance costs compared to traditional materials. Our innovative portfolio of outdoor living products, including decking, railing, trim, siding, pergolas, outdoor furniture, cladding and accessories, inspires consumers to design outdoor spaces tailored to their unique lifestyle needs. In addition to our leading suite of outdoor living products, we sell a broad range of highly engineered products that are sold in commercial markets, including partitions, lockers and storage solutions. One of our core values is to “always do the right thing”. We make decisions according to what is right, not what is the cheapest, fastest or easiest, and we strive to always operate with integrity, transparency and with the customer in mind. In furtherance of that value, we are focused on sustainability across our operations and have adopted strategies to enable us to meet the growing demand for environmentally-friendly products.

We report our results in two segments: Residential and Commercial. We leverage a shared technology and U.S.-based manufacturing platform to create an extensive range of long-lasting and low-maintenance products that convert demand away from traditional materials. Our Residential segment serves the high-growth outdoor living market by offering products that inspire consumers to design outdoor spaces tailored to their individual lifestyles. Our innovative portfolio of outdoor living products, including decking, railing, exterior trim, siding, outdoor furniture, pergolas and cabanas and accessories, are sold under our TimberTech®, AZEK Exteriors™, VERSATEX®, ULTRALOX®, StruXure and INTEX® brands. Our Commercial segment addresses demand for low-maintenance, highly engineered products in a variety of commercial and industrial markets, including the outdoor, graphic displays and signage, educational and recreational markets, as well as the industrial and chemical industries. Products sold by our Commercial segment include highly engineered polymer sheeting as well as partitions, lockers and storage solutions. Over our history we have developed a reputation as a leading innovator in our markets by leveraging our differentiated manufacturing capabilities, material science expertise and product management proficiency to consistently introduce new products into the market. This long-standing commitment has been critical to our ability to stay at the forefront of evolving industry trends and consumer demands, which in turn has allowed us to become a market leader across our core product categories.

Economic Environment; Global Events

Our business and financial performance may be affected by the macroeconomic environment, including increased inflation and rising interest rates. During the first quarter of fiscal 2023, our Residential channel partners met demand partially through inventory drawdowns causing us to experience a recalibration of channel inventory and negatively impacting sales for the period. Our Commercial channel partners underwent a similar inventory drawdown during the third quarter of fiscal 2023, albeit at a much smaller magnitude. We believe the recalibration in our Residential segment is complete and will better position us and our channel partners to drive continued expansion of our market position through the remainder of fiscal year 2023 and beyond. While inflation remains at elevated levels, we have begun to see inflationary trends moderate and the steep interest rate hikes which began in 2022 have given way to more measured rate movements. Looking ahead, we will continue proactively adjusting our operating plans, capital expenditures and expenses as necessary and appropriate and executing on our long-term strategy.

Other global events may also affect our business and financial performance, including the direct and indirect adverse effects from global health pandemics and geopolitical conflicts. Supply chains continue to recover from global disruptions experienced over the last few years. The current conflict between Russia and Ukraine also continues to create substantial uncertainty in the global political and economic landscapes. While our operations are primarily within North America and we have no operations in Russia or Ukraine, and we do not have direct exposure to customers and vendors in Russia and Ukraine, our business may be impacted by disruptions to global supply chains generally and our supply chain in particular, increases to commodity and fuel prices, and, in turn, prices of our raw materials. This conflict could also lead to an increased threat of cyberattacks against U.S. companies. These increased threats could pose risks to the security of our information technology systems, as well as the confidentiality, availability and integrity of our or our customers’ data.

We are unable to fully predict the impact that the above events and conditions will have on the global economy, our industry or our business, financial condition, results of operations or cash flows. See also Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q and Part 1, Item 1A “Risk Factors” of our 2022 Form 10-K.

Recent Acquisition

On August 1, 2022, we acquired INTEX Millwork Solutions, LLC, a New Jersey LLC, or INTEX, for a total purchase price of approximately $25.9 million, which consisted of $20.1 million in cash and $5.8 million in contingent consideration, subject to customary post-closing working capital adjustments. INTEX is located in Mays Landing, New Jersey and manufactures high-quality railing solutions, column wraps, and pergolas. We funded the acquisition with cash on hand.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table summarizes certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
(U.S. dollars in thousands)	2023	2022	$ Variance	% Variance
Net sales	$387,553	$394,991	$(7,438)	(1.9)%
Cost of sales	255,353	268,604	(13,251)	(4.9)%
Gross profit	132,200	126,387	5,813	4.6%
Selling, general and administrative expenses	73,650	78,737	(5,087)	(6.5)%
Operating income	58,550	47,650	10,900	22.9%
Interest expense, net	10,408	10,618	(210)	(2.0)%
Income tax expense	13,267	9,556	3,711	38.8%
Net income	$34,875	$27,476	$7,399	26.9%

Net Sales

Net sales for the three months ended June 30, 2023 decreased by $7.4 million, or 1.9%, to $387.6 million from $395.0 million for the three months ended June 30, 2022. The decrease was primarily due to an approximately 5% decline in volume, largely in our Commercial segment, partially offset by positive pricing contribution and a $6.7 million net sales contribution from an acquisition. As expected, the volume declines were primarily attributable to our Commercial segment as some of our channel partners met demand partially through inventory drawdown which negatively impacted net sales. Net sales for the three months ended June 30, 2023 increased for our Residential segment by 2.5% and decreased for our Commercial segment by 30.8%, in each case as compared to the prior year period.

Cost of Sales

Cost of sales for the three months ended June 30, 2023 decreased by $13.3 million, or 4.9%, to $255.4 million from $268.6 million for the three months ended June 30, 2022 primarily due to decreased costs on lower sales volumes and lower raw material costs driven by certain commodity deflation.

Gross Profit

Gross profit for the three months ended June 30, 2023 increased by $5.8 million, or 4.6%, to $132.2 million from $126.4 million for the three months ended June 30, 2022. The increase in gross profit was primarily driven by lower cost of sales. Gross profit as a percent of net sales increased to 34.1% for the three months ended June 30, 2023 compared to 32.0% for the three months ended June 30, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $5.1 million, or 6.5%, to $73.7 million, or 19.0% of net sales, for the three months ended June 30, 2023 from $78.7 million, or 19.9% of net sales, for the three months ended June 30, 2022. The decrease was primarily due to lower acquisition costs and lower marketing expenses.

Interest Expense, net

Interest expense, net, decreased by $0.2 million, or 2.0%, to $10.4 million for the three months ended June 30, 2023 from $10.6 million for the three months ended June 30, 2022. Interest expense, net decreased due to refinancing fees related to our Term Loan Agreement in prior year and interest income earned during the current year, mostly offset by a higher interest rate on outstanding debt during the three months ended June 30, 2023, when compared to the three months ended June 30, 2022.

Income Tax Expense

Income tax expense increased by $3.7 million to $13.3 million for the three months ended June 30, 2023 compared to $9.6 million for the three months ended June 30, 2022. The increase in our income tax expense was primarily driven by our higher pre-tax income.

Net Income

Net income increased by $7.4 million to $34.9 million for the three months ended June 30, 2023 compared to $27.5 million for the three months ended June 30, 2022, due to the factors described above.

Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022

The following tables summarizes certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the nine months ended June 30, 2023 and 2022.

	Nine Months Ended June 30,
(U.S. dollars in thousands)	2023	2022	$ Variance	% Variance
Net sales	$981,504	$1,050,954	$(69,450)	(6.6)%
Cost of sales	693,552	713,498	(19,946)	(2.8)%
Gross profit	287,952	337,456	(49,504)	(14.7)%
Selling, general and administrative expenses	221,554	212,728	8,826	4.1%
Operating income	66,398	124,728	(58,330)	(46.8)%
Interest expense, net	30,481	18,776	11,705	62.3%
Income tax expense	10,605	25,951	(15,346)	(59.1)%
Net income	$25,312	$80,001	$(54,689)	(68.4)%

Net Sales

Net sales for the nine months ended June 30, 2023 decreased by $69.5 million, or 6.6%, to $981.5 million from $1,051.0 million for the nine months ended June 30, 2022. The decrease was primarily due to an approximately 16% decline in volume, primarily as a result of the channel inventory reductions in the first part of the fiscal year to better calibrate inventory to historical average levels discussed above, partially offset by positive pricing and a $35.1 million net sales contribution from recent acquisitions. Net sales for the nine months ended June 30, 2023 decreased for our Residential segment by 4.5% and for our Commercial segment by 20.6%, in each case as compared to the prior year period.

Cost of Sales

Cost of sales for the nine months ended June 30, 2023 decreased by $19.9 million, or 2.8%, to $693.6 million from $713.5 million for the nine months ended June 30, 2022 primarily due to decreased costs on lower sales volumes and lower raw material costs driven by certain commodity deflation, partially offset by underutilization of manufacturing capacity.

Gross Profit

Gross profit for the nine months ended June 30, 2023 decreased by $49.5 million, or 14.7%, to $288.0 million from $337.5 million for the nine months ended June 30, 2022. The decrease in gross profit was primarily driven by lower net sales. Gross profit as a percent of net sales decreased to 29.3% for the nine months ended June 30, 2023 compared to 32.1% for the nine months ended June 30, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $8.8 million, or 4.1%, to $221.6 million, or 22.6% of net sales, for the nine months ended June 30, 2023 from $212.7 million, or 20.2% of net sales, for the nine months ended June 30, 2022. The increase was primarily due to the contribution from acquisitions and higher marketing and selling expenses, partially offset by lower acquisition costs.

Interest Expense, net

Interest expense, net, increased by $11.7 million, or 62.3%, to $30.5 million for the nine months ended June 30, 2023 from $18.8 million for the nine months ended June 30, 2022. Interest expense, net increased due to a higher interest rate on outstanding debt and a higher principal balance outstanding during the nine months ended June 30, 2023, when compared to the nine months ended June 30, 2022.

Income Tax Expense

Income tax expense decreased by $15.3 million to $10.6 million for the nine months ended June 30, 2023 compared to $26.0 million for the nine months ended June 30, 2022. The decrease in our income tax expense was primarily driven by the lower pre-tax income in the nine months ended June 30, 2023 as compared to pre-tax income for the nine months ended June 30, 2022.

Net Income

Net income decreased by $54.7 million to $25.3 million for the nine months ended June 30, 2023 compared to $80.0 million for the nine months ended June 30, 2022, due to the factors described above.

Segment Results of Operations

We report our results in two segments: Residential and Commercial. The key segment measures used by our chief operating decision maker in deciding how to evaluate performance and allocate resources to each of the segments are Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin. Depending on certain circumstances, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin may be calculated differently, from time to time, than our Adjusted EBITDA and Adjusted EBITDA Margin, which are further discussed under the heading “Non-GAAP Financial Measures.” Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin represent measures of segment profit reported to our chief operating decision maker for the purpose of making decisions about allocating resources to a segment and assessing its performance and are determined as disclosed in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q consistent with the requirements of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC 280, Segment Reporting. We define Segment Adjusted EBITDA as a segment’s net income (loss) before income tax (benefit) expense and by adding to or subtracting therefrom interest expense, net, depreciation and amortization, share-based compensation costs, asset impairment and inventory revaluation costs, business transformation costs, capital structure transaction costs, acquisition costs, initial public offering costs and certain other costs. Segment Adjusted EBITDA Margin is equal to a segment’s Segment Adjusted EBITDA divided by such segment’s net sales. Corporate expenses, which include selling, general and administrative costs related to our corporate offices, including payroll and other professional fees, are not included in computing Segment Adjusted EBITDA. Such corporate expenses increased by $0.1 million to $22.7 million for the three months ended June 30, 2023, from $22.6 million for the three months ended June 30, 2022, and remained flat at $65.6 million for both nine months ended June 30, 2023 and 2022.

Residential

The following table summarizes certain financial information relating to the Residential segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and nine months ended June 30, 2023 and 2022.

	Three Months Ended June 30,				Nine Months Ended June 30,
(U.S. dollars in thousands)	2023	2022	$ Variance	% Variance	2023	2022	$ Variance	% Variance
Net sales	$351,608	$343,064	$8,544	2.5%	$873,208	$914,555	$(41,347)	(4.5)%
Segment Adjusted EBITDA	105,503	91,093	14,410	15.8%	211,885	258,874	(46,989)	(18.2)%
Segment Adjusted EBITDA Margin	30.0%	26.6%	N/A	N/A	24.3%	28.3%	N/A	N/A

Net Sales

Net sales for the three months ended June 30, 2023 increased by $8.5 million, or 2.5%, to $351.6 million from $343.1 million for the three months ended June 30, 2022. The increase was attributable to higher net sales related to our Deck, Rail & Accessories and our Exteriors businesses.

Net sales for the nine months ended June 30, 2023 decreased by $41.3 million, or 4.5%, to $873.2 million from $914.6 million for the nine months ended June 30, 2022. The decrease was attributable to lower net sales related to our Deck, Rail & Accessories businesses as a result of channel inventory reductions in the first part of the fiscal year to better calibrate inventory to historical average levels as discussed above, partially offset by $35.1 million in net sales contribution from recent acquisitions and positive growth in our Exteriors business.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended June 30, 2023 increased by $14.4 million, or 15.8%, to $105.5 million from $91.1 million for the three months ended June 30, 2022. The increase was mainly driven by higher net sales, lower raw material costs and lower marketing expenses.

Segment Adjusted EBITDA for the nine months ended June 30, 2023 decreased by $47.0 million, or 18.2%, to $211.9 million from $258.9 million for the nine months ended June 30, 2022. The decrease was mainly driven by lower net sales and higher selling and marketing expenses.

Commercial

The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and nine months ended June 30, 2023 and 2022.

	Three Months Ended June 30,				Nine Months Ended June 30,
(U.S. dollars in thousands)	2023	2022	$ Variance	% Variance	2023	2022	$ Variance	% Variance
Net sales	$35,945	$51,927	$(15,982)	(30.8)%	$108,296	$136,399	$(28,103)	(20.6)%
Segment Adjusted EBITDA	8,780	12,271	(3,491)	(28.4)%	21,763	25,693	(3,930)	(15.3)%
Segment Adjusted EBITDA Margin	24.4%	23.6%	N/A	N/A	20.1%	18.8%	N/A	N/A

Net Sales

Net sales for the three months ended June 30, 2023 decreased by $16.0 million, or 30.8%, to $35.9 million from $51.9 million for the three months ended June 30, 2022. The decrease was attributable to lower net sales in our Vycom and Scranton Products businesses as some of our channel partners met demand partially through inventory drawdowns which negatively impacted net sales.

Net sales for the nine months ended June 30, 2023 decreased by $28.1 million, or 20.6%, to $108.3 million from $136.4 million for the nine months ended June 30, 2022. The decrease was attributable to lower net sales in our Vycom and Scranton Products businesses as some of our channel partners met demand partially through inventory drawdowns which negatively impacted net sales.

Segment Adjusted EBITDA

Segment Adjusted EBITDA of the Commercial segment was $8.8 million for the three months ended June 30, 2023, compared to $12.3 million for the three months ended June 30, 2022. The decrease was primarily driven by lower net sales, partially offset by lower material costs.

Segment Adjusted EBITDA of the Commercial segment was $21.8 million for the nine months ended June 30, 2023, compared to $25.7 million for the nine months ended June 30, 2022. The decrease was primarily driven by lower net sales, partially offset by lower material costs and net manufacturing productivity.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands, except per share amounts)	2023	2022	2023	2022
Adjusted Gross Profit	$156,183	$147,554	$358,784	$398,398
Adjusted Gross Profit Margin	40.3%	37.4%	36.5%	37.9%
Adjusted Net Income	$45,046	$45,241	$58,187	$124,781
Adjusted Diluted EPS	$0.30	$0.29	$0.39	$0.80
Adjusted EBITDA	$96,955	$86,524	$184,865	$235,964
Adjusted EBITDA Margin	25.0%	21.9%	18.8%	22.5%
Free Cash Flow	$160,126	$107,747	$175,984	$(73,791)

Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow

We define Adjusted Gross Profit as gross profit before depreciation and amortization, business transformation costs and acquisition costs as described below. Adjusted Gross Profit Margin is equal to Adjusted Gross Profit divided by net sales. We define Adjusted Net Income as net income (loss) before amortization, stock-based compensation costs, business transformation costs, acquisition costs, initial public offering and secondary offering costs, capital structure transaction costs and certain other costs as described below. We define Adjusted Diluted EPS as Adjusted Net Income divided by weighted average common shares outstanding—diluted, to reflect the conversion or exercise, as applicable, of all outstanding shares of restricted stock awards, restricted stock units and options to purchase shares of our common stock. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax (benefit) expense and depreciation and amortization and by adding to or subtracting therefrom items of expense and income as described below. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by net sales. We believe Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that can vary from company to company depending on, among other things, its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. For example, we add back depreciation and amortization and stock-based compensation because we do not consider them indicative of our core operating performance. We believe their exclusion facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe that showing gross profit and net income, as adjusted to remove the impact of these expenses, is helpful to investors in assessing our gross profit and net income performance in a way that is similar to the way management assesses our performance. Additionally, EBITDA and EBITDA margin are common measures of operating performance in our industry, and we believe they facilitate operating comparisons. Our management also uses Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.

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

The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands)	2023	2022	2023	2022
Gross Profit	$132,200	$126,387	$287,952	$337,456
Depreciation and amortization (1)	23,983	20,843	70,716	59,410
Acquisitions costs (2)	—	—	—	1,208
Other costs (3)	—	324	116	324
Adjusted Gross Profit	$156,183	$147,554	$358,784	$398,398

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Gross Margin	34.1%	32.0%	29.3%	32.1%
Depreciation and amortization	6.2%	5.3%	7.2%	5.7%
Acquisitions costs	0.0%	0.0%	0.0%	0.1%
Other costs	0.0%	0.1%	0.0%	0.0%
Adjusted Gross Profit Margin	40.3%	37.4%	36.5%	37.9%

(1)
Depreciation and amortization for the three months ended June 30, 2023 and 2022 consists of $19.5 million and $15.6 million, respectively, of depreciation and $4.5 million and $5.2 million, respectively, of amortization of intangible assets relating to our manufacturing process. Depreciation and amortization for the nine months ended June 30, 2023 and 2022 consists of $57.0 million and $44.0 million, respectively, of depreciation and $13.7 million and $15.4 million, respectively, of amortization of intangible assets relating to our manufacturing process.
(2)
Acquisition costs reflect inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition.
(3)
Other costs include costs related to a reduction in workforce of $0.1 million in the nine months ended June 30, 2023 and $0.3 million in the three and nine months ended June 30, 2022.

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands, except per share amounts)	2023	2022	2023	2022
Net income	$34,875	$27,476	$25,312	$80,001
Amortization	11,578	12,522	35,035	37,966
Stock-based compensation costs (1)	1,062	1,460	3,423	5,224
Acquisition costs (2)	—	3,227	3,856	8,861
Capital structure transaction costs (3)	—	5,112	—	5,112
Secondary offering costs	1,065	—	1,065	—
Other costs (4)	112	1,138	1,260	1,799
Tax impact of adjustments (5)	(3,646)	(5,694)	(11,764)	(14,182)
Adjusted Net Income	$45,046	$45,241	$58,187	$124,781

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income	$0.23	$0.18	$0.17	$0.51
Amortization	0.07	0.08	0.23	0.24
Stock-based compensation costs	0.01	0.01	0.02	0.04
Acquisition costs	—	0.02	0.03	0.06
Capital structure transaction costs	—	0.03	—	0.03
Secondary offering costs	0.01	—	0.01	—
Other costs	—	0.01	0.01	0.01
Tax impact of adjustments	(0.02)	(0.04)	(0.08)	(0.09)
Adjusted Diluted EPS (6)	$0.30	$0.29	$0.39	$0.80

(1)
Stock-based compensation costs reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.
(2)
Acquisition costs reflect costs directly related to completed acquisitions of $3.2 million in the three months ended June 30, 2022, and $3.9 million and $7.7 million in the nine months ended June 30, 2023 and 2022, respectively, and inventory step-up adjustments related to recording inventory of acquired businesses at fair value on the date of acquisition of $1.2 million for the nine months ended June 30, 2022.
(3)
Capital structure transaction costs include third party costs related to the 2022 Term Loan Agreement.
(4)
Other costs include costs related to a reduction in workforce of $0.1 million and $0.8 million in the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.8 million in the nine months ended June 30, 2023 and 2022, respectively, costs for legal expense of $0.2 million in the three months ended June 30, 2022, and $0.2 million and $0.6 million in the nine months ended June 30, 2023 and 2022, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million for the nine months ended June 30, 2022, and other costs of $0.1 million for the three months ended June 30, 2022, and $0.8 million and $0.3 million for the nine months ended June 30, 2023 and 2022, respectively.
(5)
Tax impact of adjustments are based on applying a combined U.S. federal and state statutory tax rate of 26.5% for the three and nine months ended June 30, 2023 and 24.5% for the three and nine months ended June 30, 2022.
(6)
Weighted average common shares outstanding used in computing diluted net income per common share of 151,069,954 and 153,891,090 for the three months ended June 30, 2023 and 2022, respectively, and 151,056,199 and 155,631,884 for the nine months ended June 30, 2023 and 2022, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands)	2023	2022	2023	2022
Net income	$34,875	$27,476	$25,312	$80,001
Interest expense	10,408	10,618	30,481	18,776
Depreciation and amortization	33,064	29,606	98,539	86,730
Income tax expense (benefit)	13,267	9,556	10,605	25,951
Stock-based compensation costs	4,164	4,903	13,747	13,846
Acquisition costs (1)	—	3,227	3,856	8,861
Secondary offering costs	1,065	—	1,065	—
Other costs (2)	112	1,138	1,260	1,799
Total adjustments	62,080	59,048	159,553	155,963
Adjusted EBITDA	$96,955	$86,524	$184,865	$235,964

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income	9.0%	7.0%	2.6%	7.6%
Interest expense	2.7%	2.7%	3.1%	1.8%
Depreciation and amortization	8.5%	7.5%	10.0%	8.3%
Income tax expense (benefit)	3.4%	2.4%	1.1%	2.5%
Stock-based compensation costs	1.1%	1.2%	1.4%	1.3%
Acquisition costs	0.0%	0.8%	0.4%	0.8%
Secondary offering costs	0.3%	0.0%	0.1%	0.0%
Other costs	0.0%	0.3%	0.1%	0.2%
Total adjustments	16.0%	14.9%	16.2%	14.9%
Adjusted EBITDA Margin	25.0%	21.9%	18.8%	22.5%

(1)
Acquisition costs reflect costs directly related to completed acquisitions of $3.2 million in the three months ended June 30, 2022, and $3.9 million and $7.7 million in the nine months ended June 30, 2023 and 2022, respectively, and inventory step-up adjustments related to recording inventory of acquired businesses at fair value on the date of acquisition of $1.2 million for the nine months ended June 30, 2022.
(2)
Other costs include costs related to a reduction in workforce of $0.1 million and $0.8 million in the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.8 million in the nine months ended June 30, 2023 and 2022, respectively, costs for legal expense of $0.2 million in the three months ended June 30, 2022, and $0.2 million and $0.6 million in the nine months ended June 30, 2023 and 2022, respectively, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million for the nine months ended June 30, 2022, and other costs of $0.1 million for the three months ended June 30, 2022, and $0.8 million and $0.3 million for the nine months ended June 30, 2023 and 2022, respectively.

Free Cash Flow Reconciliation

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$166,901	133,243	$230,043	$65,700
Less: Purchases of property, plant and equipment	(6,775)	(25,496)	(54,059)	(139,491)
Free Cash Flow	$160,126	$107,747	$175,984	$(73,791)

Liquidity and Capital Resources

Liquidity Outlook

Our primary cash needs are to fund operations, working capital, capital expenditures, debt service, share repurchases and any acquisitions we may undertake. As of June 30, 2023, we had cash and cash equivalents of $244.6 million and total indebtedness of $595.5 million. The AZEK Group LLC (f/k/a CPG International LLC), our direct, wholly owned subsidiary, had approximately $147.2 million available under the borrowing base for future borrowings as of June 30, 2023. The AZEK Group LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

The AZEK Group LLC is party to the Revolving Credit Facility and the 2022 Term Loan Agreement, or, together, the Senior Secured Credit Facilities. The obligations under the Senior Secured Credit Facilities are secured by specified assets. The obligations under the Senior Secured Credit Facilities are guaranteed by us and the wholly owned domestic subsidiaries of The AZEK Group LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

The Senior Secured Credit Facilities contain covenants restricting payments of dividends by The AZEK Group LLC unless certain conditions, as provided in the Senior Secured Credit Facilities, are met. The covenants under our Senior Secured Credit Facilities provide for certain exceptions for specific types of payments. However, other than restricted payments under the specified exceptions, the covenants under our 2022 Term Loan Agreement generally prohibit the payment of dividends unless the Total Net Leverage Ratio (as defined in the 2022 Term Loan Agreement) of The AZEK Group LLC, on a pro forma basis, is no greater than 4.25:1.00 and no event of default has occurred and is occurring.

Since our and our subsidiaries’ restricted net assets exceed 25% of our consolidated net assets, in accordance with Rule 12-04, Schedule 1 of Regulation S-X, refer to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for condensed parent company financial statements of the Company.

Cash Sources

We have historically relied on cash flows from operations generated by The AZEK Group LLC, borrowings under the credit facilities, issuances of notes and other forms of debt financing and capital contributions to fund our cash needs.

On September 30, 2013, our subsidiary, The AZEK Group LLC (as successor-in-interest to CPG Merger Sub LLC, a limited liability company formed to effect the acquisition of The AZEK Group LLC), and the lenders party thereto entered into the Revolving Credit Facility. On March 9, 2017, the Revolving Credit Facility was amended and restated to provide for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a specified percentage of eligible accounts receivable and inventory, less reserves that may be established by the Revolver Administrative Agent in the exercise of its reasonable credit judgment. As of both June 30, 2023 and September 30, 2022, The AZEK Group LLC had no outstanding borrowings under the Revolving Credit Facility and had $2.8 million of outstanding letters of credit held against the Revolving Credit Facility at both dates. As of both June 30, 2023 and September 30, 2022, The AZEK Group LLC had approximately $147.2 million available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $244.6 million and $120.8 million, respectively. Because our borrowing capacity under the Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, the amount available under the borrowing base may not reflect actual borrowing capacity under the Revolving Credit Facility.

Cash Uses

Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, share repurchases, and, if market conditions warrant, making selected acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.

The table below details the total operating, investing and financing activity cash flows for the nine months ended June 30, 2023 and 2022.

Cash Flows

	Nine Months Ended June 30,
(U.S. dollars in thousands)	2023	2022	$ Variance	% Variance
Net cash provided by operating activities	$230,043	$65,700	$164,343	250.1%
Net cash used in investing activities	(54,047)	(225,809)	171,762	76.1%
Net cash provided by (used in) financing activities	(52,216)	69,194	(121,410)	(175.5)%
Net increase (decrease) in cash	$123,780	$(90,915)	$214,695	236.1%

Operating Activities

Net cash provided by operating activities was $230.0 million and $65.7 million for the nine months ended June 30, 2023 and 2022, respectively. The $164.3 million increase in cash provided by operating activities is primarily related to a decrease in inventory, partially offset by reduced profitability due to a decline in sales volume for the nine months ended June 30, 2023. During the first quarter of fiscal 2023, our channel partners met demand partially through inventory drawdowns causing us to lower production, which resulted in a decrease in inventory at June 30, 2023 as compared to September 30, 2022, while inventory levels at June 30, 2022 increased significantly from those at September 30, 2021.

Investing Activities

Net cash used in investing activities was $(54.0) million and $(225.8) million for the nine months ended June 30, 2023 and 2022, respectively. Net cash used in investing activities for the nine months ended June 30, 2023 primarily consisted of $(54.1) million for purchases of property, plant and equipment in the normal course of business, while net cash used in investing activities for the nine months ended June 30, 2022, consisted of $(139.5) million for purchases of property, plant and equipment to support our expansion of capacity in our manufacturing facilities and $(86.9) million for acquisitions.

Financing Activities

Net cash provided by (used in) financing activities was $(52.2) million and $69.2 million for the nine months ended June 30, 2023 and 2022, respectively. Net cash used in financing activities for the nine months ended June 30, 2023 primarily consisted of $(55.5) million of treasury stock repurchases and $(4.5) million of debt principal payments offset by $11.1 million of exercise of vested stock options, while net cash provided by financing activities for the nine months ended June 30, 2022, consisted of cash received from the 2022 Term Loan Agreement of $595.5 million offset by repayments for the Term Loan Agreement of $(467.7) million, treasury stock repurchase of $(58.5) million, and debt issuance costs of $(3.4) million.

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

The table below summaries our repurchases of our Class A common stock during the three and nine months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Total number of shares repurchased	1,947	3,014	2,300	3,014
Reacquisition cost (1), (2), (3)	$48,480	$58,468	$55,968	$58,468
Average price per share	$24.90	$19.40	$24.34	$19.40
(1)
Reacquisition cost in the three and nine months ended June 30, 2023 includes the $36.0 million repurchased from the underwriter upon the completion of the secondary offering. The remaining repurchases in the three and nine months ended June 30, 2023 were made through open market transactions.
(2)
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), that includes, among other provisions, a one percent excise tax on net repurchases of stock after December 31, 2022. As of June 30, 2023, we recognized $0.5 million excise tax as reacquisition cost of share repurchases.
(3)
During the three and nine months ended June 30, 2022, we repurchased $50 million of shares under an accelerated share repurchase agreement ("ASR") and $8.5 million of shares on the open market.

As of June 30, 2023, we had approximately $262.5 million available for repurchases under the Share Repurchase Program.

See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information.

Revolving Credit Facility

The Revolving Credit Facility provides for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. As of June 30, 2023, outstanding revolving loans under the Revolving Credit Facility bore interest at a rate which equaled, at our option, either (i) for alternative base rate, or ABR, borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the LIBOR, as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 25 to 75 basis points based on average historical availability, or (ii) for Eurocurrency borrowings, adjusted LIBOR plus a spread of 125 to 175 basis points, based on average historical availability. The maturity of the Revolving Credit Facility is the earlier of March 31, 2026 and the date that is 91 days prior to the maturity of the Term Loan Agreement or any permitted refinancing thereof.

On January 26, 2023, The AZEK Group LLC further amended the Revolving Credit Facility, replacing all LIBOR-based provisions with provisions reflecting the Secured Overnight Financing Rate, or SOFR, including, without limitation, the use of a new Adjusted Term SOFR benchmark rate equal to Term SOFR (as defined in the Revolving Credit Agreement) plus 0.10%.

A “commitment fee” accrues on any unused portion of the revolving commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points.

The obligations under the Revolving Credit Facility are secured by a first priority security interest in certain assets, including substantially all of the accounts receivable, inventory, deposit accounts, securities accounts and cash assets of the Company, The AZEK Group LLC and the subsidiaries of The AZEK Group LLC that are guarantors under the Revolving Credit Facility, and the proceeds thereof (subject to certain exceptions), or the Revolver Priority Collateral, plus a second priority security interest in all of the Term Loan Priority Collateral (as defined below). The obligations under the Revolving Credit Facility are guaranteed by us and the wholly owned domestic subsidiaries of The AZEK Group LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

Revolving loans under the Revolving Credit Facility may be voluntarily prepaid in whole, or in part, in each case without premium or penalty. The AZEK Group LLC is also required to make mandatory prepayments (i) when aggregate borrowings exceed commitments or the applicable borrowing base and (ii) during “cash dominion,” which occurs if (a) the availability under the Revolving Credit Facility is less than the greater of (i) $12.5 million and (ii) 10% of the lesser of (x) $150.0 million and (y) the borrowing base, for five consecutive business days or (b) certain events of default have occurred and are continuing.

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of June 30, 2023 and September 30, 2022, The AZEK Group LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

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

The obligations under the 2022 Term Loan Agreement are secured by a first priority security interest in the membership interests of The AZEK Group LLC owned by us, the equity interests of The AZEK Group LLC’s domestic subsidiaries, other than certain immaterial subsidiaries and other excluded subsidiaries, and all remaining assets not constituting Revolver Priority Collateral (subject to certain exceptions) of the Company, The AZEK Group LLC and the subsidiaries of The AZEK Group LLC that are guarantors under the 2022 Term Loan Agreement, and a second priority security interest in the Revolver Priority Collateral. The obligations under the 2022 Term Loan Agreement are guaranteed by us and the wholly owned domestic subsidiaries of The AZEK Group LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

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

Loans under the 2022 Term Loan Agreement may be voluntarily prepaid in whole, or in part, in each case without premium or penalty, subject to certain customary conditions. The 2022 Term Loan Agreement also requires mandatory prepayments of loans under the 2022 Term Loan Agreement from the proceeds of certain debt issuances and certain asset dispositions (subject to certain reinvestment rights) and, commencing with the fiscal year ending September 30, 2023, a percentage of excess cash flow (subject to step-downs upon The AZEK Group LLC achieving certain leverage ratios and other reductions in connection with other debt prepayments).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the Revolving Credit Facility. As of June 30, 2023 and September 30, 2022, we had $595.5 million and $600.0 million outstanding under the 2022 Term Loan Agreement, respectively, and no outstanding amounts under the Revolving Credit Facility, respectively. The 2022 Term Loan Agreement and Revolving Credit Facility bear interest at variable rates. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities, after giving effect to related derivatives, as of June 30, 2023 and 2022, would have increased or decreased annual cash interest by approximately $3.0 million and $6.0 million, respectively.

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

Credit Risk

As of June 30, 2023 and September 30, 2022, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of our Class A common stock during the three months ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1), (2), (3)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1), (2), (3)
April 1, 2023 - April 30, 2023	—	$—	—	$311,028,793
May 1, 2023 – May 31, 2023	1,603,307	24.57	1,603,307	271,637,771
June 1, 2023 – June 30, 2023	343,440	26.46	343,440	262,548,740
Total	1,946,747	$24.90	1,946,747

(1)
On May 5, 2022, the Board of Directors authorized us to repurchase up to $400 million of our Class A common stock.
(2)
During the three months ended June 30, 2023, we repurchased 1,477,832 shares of our Class A common stock from the underwriter upon the completion of the secondary offering, resulting in an aggregate purchase price of approximately $36.0 million and an additional 468,915 shares of our Class A common stock on the open market, totaling an approximately $12.0 million reacquisition cost.
(3)
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), that includes, among other provisions, a one percent excise tax on net repurchases of stock after December 31, 2022. As of June 30, 2023, we recognized $0.5 million excise tax as reacquisition cost of share repurchases.

See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

Jesse Singh, our Chief Executive Officer and member of our Board of Directors, entered into an equity trading plan on May 10, 2023. Mr. Singh’s plan provides for the sale of up to 143,000 shares of Class A common stock between September 11, 2023 and September 10, 2024 at various minimum prices. Mr. Singh’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding insider trading.

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

The AZEK Company Inc.

Date: August 9, 2023	By:	/s/ Peter Clifford
Peter Clifford Senior Vice President and Chief Financial Officer (Principal Financial Officer)