Form 10-K
period 2023-09-30
AZEK Co Inc.
filed 2023-11-29
CIK 1782754

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at March 31, 2023 (the last day of the registrant’s most recent second quarter) was $2,796,678,033 based on the closing price of the registrant’s Class A common stock as reported on the New York Stock Exchange on such date.

As of October 31, 2023, the registrant had 147,699,313 shares of Class A Common Stock, $0.001 par value per share, and 100 shares of Class B Common Stock, $0.001 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

General

The AZEK Company Inc. (the Company, which may be referred to as AZEK, we or us) is an industry-leading designer and manufacturer of beautiful, low maintenance and environmentally sustainable outdoor living products, including TimberTech® decking, Versatex® and AZEK® Trim, and StruXureTM pergolas. Our predecessor was formed on August 15, 2013, and, in connection with our initial public offering, or our IPO, we became a Delaware corporation and changed our name to The AZEK Company Inc. on June 11, 2020. Our principal executive offices are located at 1330 W. Fulton Street, Suite 350, Chicago, Illinois 60607, and our telephone number is 877-275-2935. We operate highly automated manufacturing and recycling facilities in Ohio, Pennsylvania, Idaho, Georgia, Nevada, New Jersey, Michigan and Minnesota. Our website address is www.azekco.com. We use our investor relations website at investors.azekco.com as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls and webcasts. We also make available free of charge on our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC at www.sec.gov. The contents of our websites and webcasts and information that can be accessed through our websites and webcasts are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with (or furnish to) the SEC, and any references to our websites and webcasts are intended to be inactive textual references only.

Business and Growth Strategies

We are an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable products focused on the highly attractive, large and fast-growing Outdoor Living market. Homeowners continue to invest in their homes and outdoor spaces and, we believe, are increasingly recognizing the significant advantages of engineered, long-lasting products, which convert demand away from traditional materials, particularly wood. Our products transform those outdoor spaces by combining highly appealing aesthetics with significantly lower maintenance costs compared to traditional materials. Our innovative portfolio of Outdoor Living products, including decking, railing, exterior trim, siding, cladding, pergolas and cabanas and accessories, inspires consumers to design outdoor spaces tailored to their unique lifestyle needs. In addition to our leading suite of Outdoor Living products, we sell a broad range of highly engineered products that are sold in commercial markets, including partitions, lockers and storage solutions. We are a leader in our product categories because of our significant scale, vertically-integrated manufacturing capabilities, extensive material science expertise and execution-focused management team.

Over our more than 30-year history, we have developed a reputation as a leading innovator in our markets by leveraging our differentiated manufacturing capabilities, material science and research and development, or R&D, expertise to capitalize on favorable secular growth trends that are accelerating material conversion from traditional materials such as wood, to sustainable, low-maintenance engineered materials, and to expand our markets. We believe our core competency of consistently launching new, high-quality products into the market, combined with our consistent investments in sales, marketing, R&D and manufacturing, will continue to solidify our position as a market leader and enable us to generate long-term demand for our products through various economic cycles. Throughout our history, we have introduced numerous disruptive products and demonstrated our ability to drive material conversion and extend our portfolio, addressing consumer needs across a wide range of price segments. We have achieved a premium brand reputation through our unwavering commitment to our customers and developing innovative new products that combine the latest style and design trends with our differentiated material science expertise and proprietary production technologies. Our competitive advantages enable us to create award-winning products and back them with some of the industry’s longest warranties, such as the 50-year fade & stain limited warranty and the lifetime product limited warranty that we offer on our TimberTech Advanced PVCTM decking product lines.

We have created an operating platform that is centered around sustainability, one of our core strategic pillars, which extends across our value chain from product design to raw material sourcing and manufacturing, and we increasingly utilize plastic waste, recycled wood and scrap in our products. We have also made significant investments in our recycling capabilities over the past few years, which further enhance the sustainability of our manufacturing operations and reduce our costs. In fiscal year 2019, we opened a new polyethylene recycling facility near our Wilmington, Ohio facility that utilizes advanced technologies to transform a broad range of plastic waste into raw material used in our products. Today, leveraging the output from this polyethylene recycling facility, our TimberTech CompositeTM decking lines offer high-quality products made from up to 85% recycled material. In fiscal year 2020, we acquired Return Polymers, which operates PVC recycling plants in Ashland, Ohio and Dowagiac, Michigan. During fiscal year 2023, we invested additional capital into Return Polymer’s operations which are expected to roughly triple our PVC recycling capacity since our acquisition of Return Polymers in 2020. Through our recycling programs, approximately 420 million pounds of waste and scrap were diverted from landfills in fiscal year 2023. Furthermore, approximately 99% of scrap generated is re-used, and the majority of our TimberTech, AZEK ExteriorsTM and Versatex products are recyclable at the end of their useful lives through our FULL-CIRCLETM recycling programs.

We believe our multi-faceted growth and margin expansion strategy positions us to drive profitable above-market growth in the markets we serve. This strategy includes initiatives to:

•
Accelerate material conversion from wood and other traditional building materials to AZEK’s low-maintenance, long-lasting products by capitalizing on downstream awareness and sales investments;
•
Build the leading consumer brand and best-in-class consumer journey experience in outdoor living;
•
Introduce innovative, sustainable new products that expand our markets;
•
Drive multi-channel expansion by extending our reach across geographies, channels and markets;
•
Expand margins through enhanced recycling capabilities and productivity initiatives; and
•
Execute strategic acquisitions that broaden our product portfolio, expand our addressable market and enhance our manufacturing operations.

Our Brands and Products

We currently operate in two reportable segments: Residential and Commercial. Our Residential segment serves the high-growth Outdoor Living market by offering products that inspire consumers to design outdoor spaces tailored to their individual lifestyles. Our innovative portfolio of Outdoor Living products, including decking, railing, exterior trim, pergolas and cabanas and accessories, are sold under our TimberTech, AZEK Exteriors, VERSATEX, ULTRALOX®, StruXureTM and INTEX® brands. Our Commercial segment addresses demand for low-maintenance, highly engineered PVC and olefin sheet products for sale into a variety of commercial and industrial markets, including, under the Vycom business unit, the graphic displays and signage, educational and recreational markets, as well as, under the Scranton Products business unit, sustainable, low-maintenance privacy and storage solutions primarily for schools, stadium arenas and recreational and commercial facilities. On November 1, 2023, we divested our Vycom business within the Commercial segment. See Note 19 in the Consolidated Financial Statements for additional information.

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

In fiscal year 2023, our Residential segment generated net sales of $1,223 million, representing approximately 89% of our total consolidated net sales. Our Residential segment consists of Deck, Rail & Accessories which is approximately 70% of Residential net sales and Exteriors which is approximately 30% of Residential net sales. Demand for our Residential segment products is largely driven by repair and remodel activity, which we estimate accounted for approximately 80% of our Residential segment net sales in fiscal year 2023 with the remaining sales attributable to new construction activity.

Decking

We offer a diverse portfolio of wood-alternative decking products and are one of the only decking manufacturers to offer both capped wood composite and advanced PVC decking products. Our decking products transform consumers’ outdoor areas into aesthetically appealing spaces, while reducing lifetime maintenance costs as compared to those made with traditional materials. These high-quality, innovative products are artfully crafted with a broad range of design options and distinguishing features, such as cascading or variegated tones to emulate the natural look and finish of wood. Our products are long lasting and often a more cost-effective alternative over time than products made of traditional materials such as wood, which can fade quickly, require frequent sanding, staining and maintenance and are prone to rot, splinter and crack. In addition, our decking products span a wide range of entry-level to premium price points and are covered by some of the industry’s longest warranties. We are also committed to sustainability and to manufacturing our products with recycled waste and scrap. The wood used in the core of our decking products is 100% recycled, and we do not use any virgin timber. We continue to expand our use of recycled materials in our products.

Through our primary decking product lines—TimberTech Advanced PVC and TimberTech Composite—we offer a broad range of colors, textures and styles to provide consumers with a myriad of design options at a variety of price points. Our TimberTech Advanced PVC line is our most advanced, premium capped polymer technology and offers single- and multi-color options, multiple form factors, including variable widths and a 1.5” thick profile version, and increased benefits with respect to durability, slip resistance, heat dissipation and fire resistance, as compared to both wood and capped composite products. TimberTech Advanced PVC products are made from up to 60% recycled content. Our TimberTech Composite lines are made from a combination of recycled plastics, 100% recycled wood and other additives, and are made from up to 85% recycled content. All of our decking lines are backed by our industry-leading warranties, ranging from 25-year limited fade and stain warranties on our TimberTech Composite Prime products to a lifetime product limited warranty and a 50-year fade and stain limited warranty on our TimberTech Advanced PVC products.

Our decking product lines are complemented by our porch collection as well as our broad range of decking accessories, including in-deck and riser lighting, risers for use on stairs, fascia, end coating, flashing and joist tape and our TimberTech Deck Cleaner. Our growing portfolio of porch board products leverages the same materials and production technologies as our industry-leading decking products and allows us to deliver similar design aesthetics and low-maintenance benefits across a variety of textures. We also offer a broad range of high-quality fasteners that enable an efficient installation, safe fastening and superior aesthetics, including traditional fasteners, which are color-matched to the decking product and are offered in both coated carbon steel and stainless steel; concealed fasteners, which are covered with a color-matching cap to blend into the associated decking product; and hidden fasteners, which are fastened out of sight under the decking boards.

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

We believe we are particularly well positioned to serve the fast growing aluminum railing market. Using Ultralox’s proprietary Interlocking Machine, a dealer or contractor can create a customized aluminum, pre-panelized, interlocking railing system on site. This facilitates faster and easier assembly and installation without special tools, mechanical fasteners or welding for both residential and commercial applications. Our TimberTech brand also sells a pre-panelized version that utilizes the Ultralox Interlocking® Technology branded as Impression Rail Express®.

To complement our railing products, we offer an array of functional and decorative accessories, including drink rails, structural mounting posts, a complete lighting package and gate kits. Our decking, railing and related accessory products are frequently used in combination in order to enable consumers to create their own highly customized and sustainable outdoor living spaces.

Exteriors

We are the leading designer and manufacturer of PVC trim and moulding products for the Outdoor Living market. We operate two large PVC trim manufacturing plants and offer a diverse portfolio of PVC trim and moulding products through our AZEK Exteriors and VERSATEX brands. Our trim and moulding products are aesthetically similar to wood and can be easily milled, routed or shaped for use in almost any application. Our products are moisture- and insect-resistant and are more durable and require less maintenance than traditional wood products. Contractors and homeowners can use our products in conventional applications, to express their creativity through unique home exteriors, and to complement our decking and railing products. For example, two-story decks are often paired with column wraps, canvas porch ceilings and other trim and moulding accents. Our trim and moulding products are also increasingly utilized within the home, including as wainscot trim or as shiplap, which originated to protect the exteriors of homes in harsh climates, but is now a popular way to create unique interior spaces. Our products are also used by mill shops and original equipment manufacturer, or OEM fabricators, who rely on our products due to their consistent formulation, dimensional accuracy and precision and high machinability, to manufacture a wide range of other Outdoor Living products such as pergolas, arbors and flowerbeds.

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

• Canvas SeriesTM—Designed to add contrast to porch ceilings and interior trim projects, these products deliver the look of rich hardwoods without knots or labor intensive staining requirements.

• PaintPro®— Innovative cellular PVC trim that has the same high- performance and low-maintenance benefits of traditional AZEK trim, but can be painted many colors. PaintPro trim offers quick drying times with no priming needed and superior paint adhesion.

• TimberTech Cladding—Combines premium natural hardwood aesthetics and the durability of advanced polymer technology for use as a cladding rain screen for premium curb appeal.

• Shingle Siding—The most authentic looking shingle siding, with variable-width tabs and keyways, made with our moisture resistant advanced polymer in a panel format, making it easy for contractors to install.

• Board & Batten—Combines different sizes of AZEK board and batten strips to create unique patterns that add texture and shadows to a home's exterior.

In addition to the products described above, we offer custom milled solutions through our INTEX brand for builders and a number of accessories such as fastening systems, adhesives, sealants and bonding solutions.

Pergolas and Cabanas

Our pergola and cabana product offering primarily consists of high-quality and innovative pergolas and cabanas manufactured by our StruXure and INTEX brands. Our pergolas and cabanas add another element to homeowners’ creation of beautiful, low maintenance, and sustainable outdoor living spaces. These products are designed to provide shade and rain protection features while complementing our other outdoor living products, primarily our decking products, and open additional markets for us. StruXure’s products feature tech-enabled rotating louvers that allow consumers to enjoy their outdoor living spaces in virtually all environments, rain or shine. They are also made from up to 50% recycled aluminum and support our commitment to environmental stewardship. StruXure’s flagship pergola product, the Pergola XTM, is a fully customized pergola to fit each specific installation, while StruXure’s Cabana XTM product is a standardized, yet customizable, cabana for both residential and commercial applications. In addition, INTEX manufactures a portfolio of high-end pergolas and similar products made from PVC.

Commercial Segment

During the three years ended September 30, 2023, our Commercial segment included our Vycom and Scranton Products businesses. On November 1, 2023, we sold our Vycom business, and we retained our Scranton Products business. Demand for our Scranton Products business is driven primarily by commercial construction and repair and remodel activity, material conversion and favorable secular trends such as an increased emphasis on privacy. In fiscal year 2023, our Commercial segment generated net sales of $147 million, which represented approximately 11% of our total net sales.

Vycom

Through the date of the sale of our Vycom business, we offered, through our Vycom business, a comprehensive line of highly engineered polymer materials for a variety of commercial and industrial markets, including the markets for graphic displays and signage, recreation and playground equipment and marine and chemical industries.

Scranton Products

Scranton Products provides low-maintenance bathroom partitions, shower and dressing stalls, lockers and other storage solutions. Scranton Products markets its partitions under the Aria, Eclipse and Hiny Hiders brands and its lockers under the TuffTec and Duralife brands. Scranton Products' primary customers are schools, parks, recreational facilities, stadium arenas, industrial plants and retail and commercial facilities, and Scranton Products continues to expand rapidly into the commercial repair and remodel market primarily through sales of our high-privacy bathroom partitions. Products sold by Scranton Products are designed to replace traditional materials such as metal, wood and baked enamel with more durable, long-lasting, low-maintenance and more aesthetically pleasing materials. These products are highly resistant to rust, dents, scratches and graffiti and are easily cleaned. Scranton Products offers an extensive array of attractive colors, textures and finishes that replicate more traditional materials. As compared to metal and wood alternatives, Scranton Products' partitions and locker products sell at premium prices but deliver significantly reduced life-cycle costs through increased durability and lower maintenance expenses.

Product Research and Development

Over the past 30 years, we have built an R&D organization with significant expertise in material science and production process technologies. We leverage our R&D and U.S.-based manufacturing capabilities to deliver innovative new products to market that address evolving consumer needs. We have made substantial investments in our R&D organization, which, as of September 30, 2023, consisted of over 35 team members, including approximately 20 engineers. We are committed to continuing to invest in our R&D capabilities to further strengthen our ability to regularly introduce new products that set us apart from our competition and accelerate future growth.

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

We believe our focus on innovation allows us to bring on-trend products to market rapidly. Our new product roadmap incorporates our sustainability objectives, consumer design and functionality trends as well as feedback from our channel partners to develop products that accelerate conversion away from wood to our type of low maintenance materials. Our technological and material science expertise enables us to deliver innovative outdoor living products such as wide-width and multi-width decking products as well as unique visuals such as those found in our Landmark Collection® decking that provide homeowners with a rustic aesthetic without the hassle of maintaining wood. More recently in fiscal year 2023, our technological and material science expertise enabled us to successfully introduce new TimberTech decking colors including Boardwalk®, an on-trend grey weathered wood color option within our Advanced PVC Landmark Collection, and Reclaimed ChestnutTM, a light tan-blonde weathered wood color option within our TimberTech Composite Reserve CollectionTM. We also launched two new high-performance PVC rail options, Statement RailTM and Pinnacle RailTM, adding high-end PVC railing as an option to our expansive portfolio of aluminum and composite offerings.

We have a broad portfolio of ongoing development projects across our core product categories as well as certain adjacent products and markets. We leverage our acquisitions to bring us new technologies and product applications. For example, we continue to leverage the Ultralox team to develop new aluminum and steel railing and fencing products and the INTEX team to introduce new premium PVC railing products to our customers. In addition, we are constantly evaluating opportunities to use our technological and U.S.-based manufacturing capabilities to expand into new markets where we believe there is an opportunity to drive material conversion or otherwise broaden our market reach.

Distribution

Within our Residential segment, we sell our products through a network of approximately 40 distributors with over 170 branch locations and more than 10,000 professional dealer and lumber locations and home improvement retail outlets, including both stocking and special order locations across the United States and Canada. We have exclusive relationships with our distributors with respect to specified geographies, and, although some legacy distributors are permitted to carry only certain of our products, many of our distributors are required to carry a comprehensive selection of our TimberTech and AZEK products. Our top ten distributors for the year ended September 30, 2023, accounted for a majority of our total net sales during that period, and Parksite Inc. accounted for approximately 19% of our net sales for that period. Our dealers typically exhibit high brand loyalty and are incentivized to consolidate the manufacturers from which they purchase to maximize early buy discounts and annual volume rebates. Contractors purchase our products through dealers and retailers. We believe contractors are typically loyal to brands and products they trust because their reputations are often connected to the quality of the products they install and they are a direct point of contact for consumers to provide feedback. We consider the needs of and feedback from contractors in designing and manufacturing new products, and we invest in strengthening our relationships with these contractors as we believe they significantly influence decisions regarding material and brand selection for the types of products we produce. We allocate significant sales force resources to support our dealers, and we believe our strong relationships with dealers and contractors are driven by the trust and reliability that we have generated through product innovation, superior quality and performance and the continuing support that we offer.

Within our Commercial segment, we have sold our products through a widespread distribution network, as well as directly to OEMs. Our Scranton Products bathroom partition and locker systems are sold through a network of approximately 770 dealers who sell to industrial and commercial customers across the United States and in Canada. We market the benefits of our bathroom partition and locker systems directly to architects and facilities managers, who frequently specify products by name and material in their designs. Our Vycom products were sold through approximately 120 engineered product distributors across the United States, Canada and Latin America, who in turn sell full sheet and/or fabricated products that have been converted into a wide variety of components or items for various industrial uses primarily to OEMs. We also sold certain Vycom products directly to OEMs.

In fiscal year 2023, approximately 99% of our gross sales came from the United States and Canada. Our distributors in locations outside of the United States and Canada are responsible for marketing and selling our products in other countries to which our products are exported. We are continually evaluating our distribution strategy to ensure that we can meet the demands of our consumers in the most effective ways.

Operations and Manufacturing

We are a vertically integrated, U.S.-based manufacturer, delivering superior quality products with a competitive cost position. Our relatively low transportation costs resulting from being U.S.-based, provides us with a competitive freight advantage relative to imported products. Our versatile, process-oriented manufacturing operations are built on a foundation of extensive material and processing development. Our proprietary production technologies, material blending proficiency and range of extrusion capabilities enable innovation and facilitate expansion into new markets. We have deep experience working with multiple technologies that enable us to provide some of the industry’s most attractive visuals through advanced streaking and multi-color technologies. Our manufacturing footprint includes 14 manufacturing and recycling facilities across 13 geographic locations totaling approximately 3.4 million square feet, and we have made significant investments in people, processes and systems to increase our manufacturing scale and productivity.

We have integrated manufacturing operations and differentiated technical expertise in producing and utilizing recycled materials to include in our sustainable, cutting-edge products. Sustainability is one of our core strategic pillars, and we are committed to continually introducing sustainable products that help to reduce deforestation by utilizing recycled materials instead of wood, and materials that are versatile and recyclable at the end of their useful lives. We are dedicated to investing in and expanding our recycling capability in order to increase the use of reclaimed materials in our manufacturing processes.

In line with our core values of being “better today than yesterday” and “leading through innovation”, we use our continuous improvement program known as the AZEK Integrated Management System to manage and monitor operations, and we also utilize Lean Six Sigma tools and techniques at all our manufacturing facilities to reduce material waste and improve manufacturing efficiency.

Facilities Overview

We are headquartered in Chicago, Illinois and operate 14 manufacturing and recycling facilities in the United States, including our newest manufacturing facility in Boise, Idaho that began operations in fiscal year 2022. In alignment with our sustainability values, our Chicago corporate office is located in a 2019 LEED-Certified building. Currently, we produce our AZEK Exteriors and Scranton Products products primarily at our manufacturing facilities in Scranton, Pennsylvania, our TimberTech products primarily at our manufacturing facilities in Scranton, Pennsylvania and Wilmington, Ohio, all of our VERSATEX trim products at our manufacturing facility in Aliquippa, Pennsylvania, our StruXure products at our manufacturing facilities in and around Dahlonega, Georgia and Henderson, Nevada, our INTEX products at our manufacturing facility in Mays Landing, New Jersey and all of our ULTRALOX railing products through our manufacturing facility in Eagan, Minnesota. We operate our polyethylene recycling facility in Wilmington, Ohio, and, our PVC recycling operations are located in Ashland, Ohio and Dowagiac, Michigan.

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

We maintain comprehensive marketing campaigns using various media in support of our brands, targeted towards growing our dealer base, as well as acquisition and engagement of customer groups such as architects, builders, remodelers, contractors and consumers. We continue to invest in our marketing organization and prioritize demand generation and brand building amongst consumer and pro audiences. Our elevated brand positioning, diverse digital strategy, consistent media presence and experiences drive increased engagement with a variety of customer groups as well as affinity among consumer and professional influencers. Our digital platform facilitates the consumer journey from inspiration and design to installation. The experience educates consumers on the benefits of our products versus traditional materials, utilizes digital visualization tools to allow consumers to re-imagine their outdoor living spaces and directly connects users to pre-qualified local contractors and dealers. We also participate in a wide range of other marketing, promotional and public relations activities to increase brand awareness to consumers. These campaigns include media coverage and features in design, lifestyle, and specialty publications, as well as print advertising in brand-relevant publications such as Architectural Digest, Coastal Living, Elle Décor, Luxe Interiors + Designs, Real Simple, Southern Living, Veranda and others. We enjoy strong preference for our products among professional contractors, who typically purchase our products at dealers, and we are investing in improved merchandising at pro locations and retailers as the majority of consumers include visits to home improvement locations as they research decking and outdoor living projects. These consumer engagement strategies are focused on creating additional brand differentiation, pull-through demand and accelerating our growth. In addition, we have recently refreshed our TimberTech brand messaging to strengthen and reinforce our product difference unique to the decking industry: a combination of Timber + Tech. “Timber” is intended to capture the beauty, textures, and colors of real wood within a sustainable, composite or PVC material. “Tech” defines how our decking is engineered to perform far better than wood.

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

Commercial Segment

Our Vycom sales organization focused on providing engineered polymer solutions for a wide variety of industries, including the graphic displays and signage, semiconductor, marine, chemical and corrosion, recreation and playground industries. Our Vycom products have historically been sold to plastics distributors in the United States, Canada and Latin America, who sell primarily to OEMs, and in certain cases were sold directly to OEMs. Our Vycom sales force was made up of a combination of direct territory managers and manufacturing representatives focused on increasing market penetration by working with printers, fabricators, OEMs and end-users to generate demand for Vycom materials.

Scranton Products utilizes direct sales and regional manufacturers’ sales representatives to provide coverage to a network of approximately 770 dealers who sell to institutional and commercial customers across the United States and in Canada. The Scranton Products’ sales force and agents service architects and facility managers to create pull-through demand in traditional institutional markets, such as schools, universities and stadium arenas, and in targeted new markets, such as retail stores, commercial and professional buildings and industrial facilities. Our Scranton Products sales force has leveraged a leading market position, enhanced promotional materials and specialized products to develop close relationships with architects and assist them in designing products and has enhanced awareness of the benefits of our products through targeted efforts to educate architects and designers.

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

The cost of petrochemical resins used in our manufacturing processes has historically varied significantly and has been affected by changes in supply and demand and in the price of crude oil, construction demand and macroeconomic conditions. Substantially all of our resins are purchased under supply contracts that average approximately one to two years, for which pricing is variable based on an industry benchmark price index. The resin supply contracts are negotiated annually and generally provide that we are obligated to purchase a minimum amount of resins from each supplier. In addition, the price of reclaimed polyethylene material, waste wood fiber, aluminum, other additives (including modifiers, TiO2 and pigments) and other raw materials fluctuates depending on, among other things, overall market supply and demand and general economic conditions. We seek to mitigate the effects of fluctuations in our raw material costs by broadening our supplier base, increasing our use of recycled material, increasing our use of scrap and reducing waste and exploring options for material substitution without sacrificing quality.

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

While we face significant competition, we also have several competitive advantages. We believe our key competitive advantages are:

•
Aesthetics. Our high-quality, innovative products are artfully crafted with a broad range of style and design options and distinguishing features, such as cascading or variegated tones to emulate the natural look and finish of wood.
•
Innovation. Our focus on innovation and our material science expertise allow us to continually bring effective, desirable and on-trend products to market rapidly for our customers. For example, we are able to develop premium PVC products, such as our TimberTech Advanced PVC decking collections and our Captivate® siding and trim, that offer benefits and advantages that other materials cannot match. We believe that our competitors would need to expend significant resources to compete in such areas.
•
Cost and Maintenance. Our products transform consumers’ outdoor areas into aesthetically appealing spaces, while reducing lifetime maintenance and associated costs as compared to those made with traditional materials. Traditional materials such as wood can fade quickly, require frequent sanding, staining and maintenance and are prone to rot, splinter and crack. Our products are long lasting and a more cost-effective alternative over time.
•
Sustainability. We are committed to sustainability and to manufacturing our products with recycled waste and scrap. The wood used in the core of our decking products is 100% recycled, and we do not use any virgin timber. We continue to expand our use of recycled materials in our products.

Residential Segment

Our primary competition for our decking and railing products consists of wood products, which constitute a substantial majority of decking and railing sales, as measured by linear feet of lumber. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products.

In addition to wood, we compete with other manufacturers of wood-alternative products, including Trex Company Inc., and Westlake Corp., including Westlake Royal Building Products and Kleer Lumber.

Commercial Segment

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

Intellectual Property

We rely on trademark and service mark protection to protect our brands, and we have registered or applied to register many of these trademarks and service marks. In particular, we believe the AZEK and AZEK Exteriors brands, the TimberTech brand, the VERSATEX brand, the StruXure brand, the Intex brand, the Ultralox brand and the FULL-CIRCLE brand, including FULL-CIRCLE PVC Recycling® and FULL-CIRCLE Recycling®, are important in the development of product awareness and for differentiating products from competitors . We also rely on a combination of unpatented proprietary know-how and trade secrets, and to a lesser extent, patents to preserve our position in the market. As of September 30, 2023, we had approximately 400 trademark registrations and 172 issued patents and pending patent applications in the United States and other countries. As of September 30, 2023, we had approximately 101 issued U.S. patents and 21 U.S. patent applications pending. We also had approximately 35 issued foreign patents and 15 foreign patent applications pending. As we develop technologies and processes that we believe are innovative, we intend to continually assess the patentability of new intellectual property. In addition, we employ various other methods, including confidentiality and nondisclosure agreements with third parties and employees who have access to trade secrets, to protect our trade secrets and know-how. Our intellectual property rights may be challenged by third parties and may not be effective in excluding competitors from using the same or similar technologies, brands or works.

Environmental, Social Responsibility and Corporate Governance

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

Under the direction of our chief executive officer and the board of directors, we are focused on continually improving our high level of environmental and social responsibility and further strengthening our corporate governance. Our board of directors is responsible for overseeing our strategy on environmental, social and governance, or ESG, matters, including corporate responsibility and sustainability, and related policies and communications. Additionally, we have established an internal ESG Steering Committee comprised of cross-functional leaders from across our organization that is focused on implementing ESG strategies and policies and reports directly to our chief executive officer.

We operate our business in a manner that is centered on sustainability and promotes environmental stewardship and circularity across our value chain from product design to raw material sourcing and manufacturing to employee, customer and stakeholder communications and engagement. For example, we estimate that since 2015 more than two million trees have been saved because our customers chose our decking products over wood. As part of the building materials industry, we believe that we can play a role in advancing the circular economy to create a more sustainable future by increasing the recycling of wood, plastic, aluminum and water, measuring our product lifecycle impacts, measuring and committing to reduce our carbon footprint and encouraging those in our supply chain to do the same. For instance, the wood used in the core of our composite decking products is 100% recycled from sources that include, but are not limited to, facilities that manufacture wood mouldings, flooring, windows, doors and other products. Through our recycling programs, approximately 420 million pounds of scrap and waste were diverted from landfills in fiscal year

2023. In 2022, we committed to setting science-based emissions reductions targets through the Science-Based Targets initiative, a partnership between CDP, the United Nations Global Compact, World Resources Institute and the World Wide Fund for Nature. Other actions we are committed to include investing in state-of-the-art polyethylene and PVC recycling facilities, continuing and expanding our innovative FULL-CIRCLE Recycling program, increasing the amount of recycled content in our products, which lowers the overall carbon footprint of our products, repurposing the scraps from our board-making process back into production – thereby diverting that material from the landfill, implementing water- and energy-efficient manufacturing processes at our manufacturing and recycling facilities and deliberately sourcing and reusing hard-to-recycle materials that would traditionally end up in landfills. AZEK has been broadly recognized for its leadership in sustainability and ESG, including receiving the Real Leaders 2023 Impact Award, being named one of USA Today’s 2023 Climate Leaders, being named one of U.S. News & World Report’s 2024 Best Companies to Work For as well as achieving +VantageVinyl verification from the Vinyl Sustainability Council for the third year in a row. Our products have also been recognized for sustainability leadership and innovation, including TimberTech Advanced PVC decking garnering Good Housekeeping’s 2023 Sustainable Innovation Award and Green Builder’s 2023 Sustainable Product of the Year Award and AZEK Exteriors Captivate Siding & Trim also earning Green Builder’s 2023 Sustainable Product of the Year Award.

We are also committed to social responsibility within our workforce and our community and have adopted human capital and human rights management policies to further our commitment to social responsibility. Our inclusive culture is comprised of innovative, growth-minded individuals committed to always doing the right thing, continuous improvement and solving problems for our customers and partners.

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

The members of our management team and our board of directors come from diverse backgrounds, and we have implemented recruitment strategies that enable us to hire and retain diverse and highly talented employees that bring a diverse range of thought and skills to the business. In our employee selection process and the operation of our business we adhere to equal employment opportunity policies and are committed to including diverse candidates in any pool of candidates from which employees are chosen. Additionally, we work to build an inclusive culture of continued learning by offering a comprehensive training program which includes diversity-focused and leadership development trainings in order to provide employees opportunities to broaden their perspective and develop their skills in application to the business. In 2023, we launched several learning development programs that serve to increase employee understanding of business and industry knowledge as well as technical skills.

Our employees frequently hear from executive management, including the Chief Executive Officer, who leads monthly employee town halls where he provides business updates, aligns employees to our mission and values, and answers questions submitted directly from employees. We also regularly conduct small employee focus groups that are often led by members of executive management with our CHRO to receive their feedback on the business. On an annual basis, we distribute an employee engagement survey that allows us to identify areas of strength and opportunities for improvement to ensure continued engagement, satisfaction and retention of our employees. These results of these focus groups and surveys allow us to measure our achievement of our human capital objectives, including by helping us identify areas of strength and opportunities for improvement. As of September 30, 2023, we had 2,236 full-time employees. Our workforce is not unionized, and we are not a party to any collective bargaining agreements. We believe we have satisfactory relations with our employees.

We are also proud to develop a culture that celebrates the individuality of our employees while providing a supportive team environment. We host quarterly, diversity-focused engagement events frequently featuring employees themselves, and even members from our Board of Directors. We offer employee resource groups that provide resources and support to our employees and are active in our local communities. We also provide opportunities for employees to get involved in the community as volunteers, whether in support of sustainability or people-focused initiatives. We implemented an employee charitable match program that matched donations made by employees and contributes in recognition of volunteer hours served to eligible charitable organizations.

In recognition of creating a culture where employees feel highly engaged, appreciated and fulfilled, we were named one of Chicago Tribune’s Top Workplaces for the third year in a row in 2023. We were also named one of America’s Most Trusted Companies in 2022 by Newsweek and Statista in a survey of 50,000 participants including customers, investors and employees. We were included in Inc. Magazine’s first-annual Best-Led Companies. Finally, we were also recognized on the inaugural list of the Best Companies to Work For in the Construction and Materials industry by U.S. News & World Report.

As a company, we are committed to being responsible and respected citizens in the communities in which we live and work. We support organizations that help people live more productive, educated and enriched lives and encourage our employees to contribute their time to support various community and charitable activities in alignment with their values.

Our corporate governance policies set clear expectations and responsibilities for our leaders, employees and business partners to conduct our operations in a manner that is consistent with the highest standards of business ethics and accountability and is based on maintaining a close alignment of our interests with those of our stakeholders. Notable features of our corporate governance structure include the following:

•
Seven of our eight directors have been determined to be independent for purposes of the New York Stock Exchange, or NYSE, corporate governance listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.
•
Our non-executive chairperson of the board of directors convenes and chairs executive sessions of the independent directors to discuss certain matters without executive officers present.
•
Three of our Audit Committee members have been affirmatively determined by the board of directors to qualify as “audit committee financial experts” as defined by the Securities and Exchange Commission, or the SEC.
•
Two of our eight directors (or 25%) are women, and three of our directors (or 37.5%) are considered of diverse ethnicity and race, reflecting our policy of non-discrimination and our commitment to ensuring that diverse candidates are included in any pool of director candidates from which board nominees are chosen.
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

Environmental Laws and Regulations; Health and Safety

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
•
our ability to retain management;
•
risks related to acquisitions, divestitures or joint ventures we may pursue;
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

Demand for products in our Residential segment depends primarily on the level of repair and remodel activity and, to a lesser extent, new construction activity which are in turn impacted by interest rates and inflation. The recent and continued combination of high interest rates and high inflation have reduced the affordability of mortgages and increased the cost of home improvement projects. These trends have likely resulted in reduced levels of repair and remodel as well as new construction activity and demand for our products, and we expect these trends may continue for the foreseeable future. In addition, the residential repair and remodel market depends in part on home equity financing, and accordingly, the level of equity in homes will affect consumers' ability to obtain a home equity line of credit and engage in renovations that would result in purchases of our products. While home prices and equity levels of current homeowners have remained strong, higher interest rates could cause home prices to decrease and a weakness or reduction in home prices may result in a decreased demand for our residential products. We cannot predict if or when interest rates or inflation levels will decline or the impact that any such decline may have on home prices, repair and remodel activity, new construction activity, demand for our products, our business generally or our financial condition.

Many of our residential products are impacted by consumer demand for, and spending on, outdoor living spaces and home exteriors. For example, sales of our decking and railing products depend on lifestyle and architectural trends and the extent to which consumers prioritize spending to enhance outdoor living spaces for their homes. While we believe consumer preferences have increased spending on outdoor living and home exteriors in recent years, the level of spending could decrease in the future, including as a result of high interest rates and inflation levels and potential decreases in home prices as discussed above. Decreased spending on outdoor living spaces and home exteriors generally or as a percentage of repair and remodel activity may decrease demand for our outdoor living products.

Demand for our products in our Commercial segment is primarily affected by the level of commercial and governmental construction and renovation activity. The levels of commercial and governmental construction and renovation activity are affected by the levels of interest rates, availability of financing for commercial and industrial projects, the general business environment and the availability of governmental funding. Sales of products by our Commercial segment have included sales for use in institutions, such as universities and schools, and in federal, state and local government buildings, which depend on federal, state and local funding for construction and renovation projects. Sales to institutions that depend on public funding are affected by factors that may impose constraints on funding availability for construction and renovation projects, including increased operational costs, budget cuts by federal, state and local governments, including as a result of lower than anticipated tax revenues, increased limitations on federal spending or government shutdowns. Sales to commercial establishments depend on, among other things, general levels of industrial production and business growth and the performance of the various markets in which our commercial end customers operate.

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

The primary raw materials used in our products are various petrochemical resins, including polyethylene, polypropylene and PVC resins, reclaimed polyethylene and PVC material, waste wood fiber and aluminum. We also utilize other additives including modifiers, TiO2, and pigments. Our contracts with key suppliers are typically short term in nature, with terms generally ranging from one to three years. While we do not rely on any single supplier for the majority of our raw materials, we do obtain certain raw materials from single or a limited number of suppliers. In particular, we rely on a single supplier for certain critical capped compounds used in our decking and railing products. We do not currently have arrangements in place for a redundant or second-source supply for those compounds. In the past, we have experienced disruptions and delays in our supply chain causing us to seek alternate suppliers for certain raw materials, and we may need to do so again in the future. Alternate suppliers may be more expensive, may encounter delays in shipments to us or may be unavailable, which would adversely affect our business, financial condition and results of operations.

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

In addition, increases in the market prices of raw materials used in the manufacture of our products could adversely affect our operating results as prices of our raw materials directly impact our cost of sales. The cost of some of the raw materials we use in the manufacture of our products is subject to significant price volatility and other drivers often outside of our control. For example, the cost of petrochemical resins used in our manufacturing processes has historically varied significantly and has been affected by changes in supply and demand and in the price of crude oil. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt our supply chain, and cause our suppliers to incur significant costs in preparing for or responding to these effects. In the past, we have faced price volatility for some of our raw materials as a result of extreme weather events and weather-related disruptions, particularly in the southern part of the United States where a significant portion of our raw materials are produced. To the extent such extreme weather events continue in the future or increase in frequency or severity, we may continue to face increased and/or unpredictable costs for our raw materials. Global economic uncertainty or conflict between or within nation states have also historically impacted global supply chains and raw material prices. For example, crude oil prices have fluctuated considerably in recent years, in large part due to the ongoing conflict between Russia and Ukraine. The recent escalation between Israel and Hamas may also have an impact on energy and commodity prices and on our raw materials and freight costs. We are unable to predict the impact that future supply and demand balances, weather events or conflicts may have on the global economy, our industry or our business, financial condition, results of operations or cash flows. We have not entered into hedges of our raw material costs, and our supply contracts with our major vendors generally do not contain obligations to sell raw materials to us at a fixed price.

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

Our ability to grow relies in part on the continued conversion in demand from traditional wood products to our engineered products, and our business could suffer if this conversion does not continue, or reverses, in the future. A number of suppliers of wood and wood composite decking, railing and trim products have established relationships with contractors, builders and large home improvement retailers, and, to compete successfully, we must expand and strengthen our relationships with those parties. We must also compete successfully with products from other manufacturers that offer alternatives to wood and wood composite products, including by developing competitive new products and by responding successfully to new products introduced, and pricing actions, including price reductions, and other competitive actions taken, by competitors. Some of our competitors have financial, production, marketing and other resources that are significantly greater than ours. Consolidation by industry participants could further increase their resources and result in competitors with expanded market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which may allow them to compete more effectively against us. Moreover, our competitors may develop products that are superior to our products (on a price-to-value basis or otherwise) or may adapt more quickly to new technologies or evolving customer requirements. Technological advances by our competitors may lead to new manufacturing techniques and make it more difficult for us to compete. If we are unable to compete successfully it could have a material adverse effect on our business, financial condition and results of operations.

Our business could be adversely affected if we fail to maintain product quality and product performance at an acceptable cost or if we incur significant losses, increased costs or harm to our reputation or brand as a result of product liability claims or product recalls.

In order to maintain and increase our net sales and sustain profitable operations we must produce high-quality products at acceptable manufacturing costs and yields. If we are unable to maintain the quality and performance of our products at acceptable costs, our brand, the market acceptance of our products and our results of operations would suffer. As we regularly modify our product lines and introduce changes to our manufacturing processes or incorporate new raw materials, we may encounter unanticipated issues with product quality or production delays. For example, we have disclosed our goal to continue to increase the proportions of recycled materials, primarily reclaimed polyethylene and PVC, into our products. While we engage in product testing in an effort to identify and address any product quality issues before we introduce products to market, unanticipated product quality or performance issues may be identified after a product has been introduced and sold.

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

We provide various warranties on our products, ranging from five years to lifetime warranties depending on the product and subject to various limitations. Management estimates warranty reserves, based in part upon historical warranty costs, as a proportion of sales by product line. Management also considers various relevant factors, including our stated warranty policies and procedures, as part of the evaluation of our warranty liability. Because warranty issues may surface later in the life cycle of a product, management continues to review these estimates on a regular basis and considers adjustments to these estimates based on actual experience compared to historical estimates. Estimating the required warranty reserves requires a high level of judgment, especially as many of our products are at a relatively early stage in their product life cycles, and we cannot be sure that our warranty reserves will be adequate for all warranty claims that arise. We also regularly modify our product lines and introduce changes to our manufacturing processes or incorporate new raw materials. While we perform extensive testing in connection with new products and formulations, changes in our products may result in unanticipated product quality or performance issues and an increase in warranty claims for certain of our products. Material warranty obligations in excess of our reserves could have a material adverse effect on our business, financial condition and results of operations.

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

Our business would suffer if we do not effectively manage our manufacturing processes, including adjusting production to meet demand, integrating new manufacturing facilities, achieving cost-savings initiatives and successfully introducing new technologies and products.

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

We also face risks in starting up new manufacturing facilities, including with respect to expanding our overall production capacity as well as moving production to such new facilities, that could increase costs, divert management attention and reduce our operating results. For example, in 2022 we opened a new manufacturing facility in Boise, Idaho. The establishment and operation of that facility, and any capacity expansion project, involves significant risks and challenges, including, but not limited to, design and construction delays and cost overruns. There can be no assurance that our Boise facility will contribute the incremental production capacity that we anticipated and in a manner suitable to our goals or that any other expansion project will be operational on the timeline or contribute the incremental production capacity that we anticipate, and we cannot guarantee that any such facility will operate at costs acceptable to us or that demand for our products will remain at levels high enough to meet the return on investment necessary to justify our investment in these projects.

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

Our operations depend upon our ability to maintain our strong relationships with our network of distributors and dealers. Our top ten distributors collectively accounted for a majority of our net sales for the year ended September 30, 2023. Our largest distributor, Parksite Inc., accounted for approximately 19% of our net sales for the year ended September 30, 2023. While we have long-standing business relationships with many of our key distributors and our distribution contracts generally provide for exclusive relationships with respect to certain products within certain geographies, these contracts typically permit the distributor to terminate for convenience on several months’ notice. The loss of, or a significant adverse change in, our relationships with one or more of our significant distributors could materially reduce our net sales.

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

An interruption of our production capability at one or more of our manufacturing facilities from global health pandemics, accident, calamity or other causes, or events affecting the global economy, could adversely affect our business.

We manufacture our products at a limited number of manufacturing facilities, and we generally do not have redundant production capabilities that would enable us to shift production of a particular product rapidly to another facility in the event of a loss of one of or a portion of one of our manufacturing facilities. A catastrophic loss of the use of one or more of our manufacturing facilities due to global health pandemics, accident, fire, explosion, labor issues, tornado, other weather conditions, natural disasters, condemnation, cancellation or non-renewals of leases, terrorist attacks or other acts of violence or war or otherwise could have a material adverse effect on our production capabilities. In addition, unexpected failures, including as a result of power outages or similar disruptions outside of our control, of our equipment and machinery could result in production delays or the loss of raw materials or products in the equipment or machinery at the time of such failures. Any of these events could result in substantial revenue loss and repair costs. An interruption in our production capabilities could also require us to make substantial capital expenditures to replace damaged or destroyed facilities or equipment. There are a limited number of manufacturers that make some of the equipment we use in our manufacturing facilities, and we could experience significant delay in replacing manufacturing equipment necessary to resume production. An interruption in our production capability, particularly if it is of significant duration, could result in a permanent loss of customers who decide to seek alternate products.

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

Acquisitions, divestitures or joint ventures we may pursue in the future may be unsuccessful.

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

We have also divested and may in the future divest certain assets or businesses that no longer fit with our strategic direction or growth targets. Divestitures also involve significant risks and uncertainties, including:

•
inability to find potential buyers on favorable terms;
•
failure to effectively transfer liabilities, contracts, facilities and employees to buyers;
•
requirements that we retain or indemnify buyers against certain liabilities and obligations;
•
the possibility that we will become subject to third-party claims arising out of such divestiture;
•
challenges in identifying and separating the intellectual property, systems and data to be divested from the intellectual property, systems and data that we wish to retain;
•
inability to reduce fixed costs previously associated with the divested assets or business;
•
challenges in collecting the proceeds from any divestiture;
•
disruption of our ongoing business and distraction of management;
•
loss of key employees who leave us as a result of a divestiture; and
•
if customers or partners of the divested business do not receive the same level of service from the new owners, or the new owners do not handle the customer data with the same level of care, our other businesses may be adversely affected, to the extent that these customers or partners also purchase other products offered by us or otherwise conduct business with our retained business.

Any of these risks could have a material adverse effect on our business, financial condition or results of operations.

We depend on third parties for transportation services, and the lack of availability of and/or increases in the cost of transportation could have a material adverse effect on our business and results of operations.

Our business depends on the transportation of both finished goods to our distributors and other customers and the transportation of raw materials to us primarily through the use of flatbed trucks and rail transportation. We rely on third parties for transportation of these items. The availability of these transportation services is subject to various risks, including those associated with supply shortages, change in fuel prices, work stoppages, operating hazards and interstate transportation regulations. In particular, a significant portion of our finished goods are transported by flatbed trucks, which are occasionally in high demand (especially at the end of calendar quarters) and/or subject to price fluctuations based on market conditions and the price of fuel. Any material delays and challenges, including increases to freight and shipping costs and our ability to secure sufficient quantities of flatbed trucks and railcars necessary for our operations, both with respect to our procurement of raw materials and our delivery of our products, may result in a material adverse effect on our results of operations.

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

The competition for skilled manufacturing, sales and other personnel is often intense in the regions in which our manufacturing facilities are located. During 2021, the entire country experienced an overall tightening and increasingly competitive labor market, and the labor market has remained very competitive. A sustained labor shortage or increased turnover rates within our employee base, caused by global health pandemics or other national or international emergencies, increases in the salaries and wages paid by competing employers, as a result of general macroeconomic factors or otherwise, could lead to increased costs, such as increased overtime to meet demand and increased salaries and wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative consequences, our business, financial condition and results of operations could be adversely affected. If we are unable to hire or retain skilled manufacturing, sales and other personnel for our new facilities, our ability to execute our business plan, and our results of operations, would suffer.

If we are unable to collect accounts receivable from one or more of our significant distributors, dealers or other customers, our financial condition and operating results could suffer.

We extend credit to our distributors and, to a lesser extent, dealers and other customers, based on an evaluation of their financial condition, and we generally do not require collateral to secure these extensions of credit. The financial health of many of our customers is affected by changes in the economy and the cyclical nature of the building industry. The effects of rising interest rates, reduced home prices and homeowner equity and prospective homebuyer purchasing power and any related economic downturn or protracted or severe economic declines and cyclical downturns from other causes in the building industry, including any long-term effects of global health pandemics, may cause our customers to be unable to satisfy their payment obligations, including their debts to us. While we maintain allowances for credit losses, these allowances may not be adequate to provide for actual losses, and our financial condition and results of operation could be materially and adversely affected if our credit losses significantly exceed our estimates.

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

The Sarbanes-Oxley Act requires, among other things, that we evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting. While we were able to determine that our disclosure controls and procedures and internal control over financial reporting were effective as of September 30, 2023, we anticipate that we will continue to expend resources to further improve our internal control over financial reporting.

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

Estimates and forecasts of market size and opportunity and of market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts of the size of the markets that we may be able to address and the growth in these markets are subject to many assumptions and may prove to be inaccurate. Further, recent increases in interest rates, reduced home prices and homeowner equity and prospective homebuyer purchasing power, as well as the global health pandemics, have affected and may continue to materially affect the growth of our markets, and we cannot predict the extent to which those estimates will be affected. Further, we may not be able to address fully the markets that we believe we can address, and we cannot be sure that these markets will grow at historical rates or the rates we expect for the future. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, even if we are able to address the markets that we believe represent our market opportunity and even if these markets experience the growth we expect, we may not be able to grow our business at similar rates, or at all.

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

In addition, climate change and new or revised rules and regulations related thereto, including regulations with respect to greenhouse gas emissions and regulations enacted by the SEC, may impact our business in numerous ways. Climate change and its effects could lead to further increases in raw material prices or their reduced availability due to, for example, increased frequency and severity of extreme weather events and any supply chain disruptions resulting therefrom, and could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending. In recent months, there have been substantial legislative and regulatory developments on climate-related issues, including proposed, issued or implemented legislation and rulemakings that would require companies to assess and/or disclose climate metrics, risks, opportunities, policies and practices. For example, in March 2022, the SEC proposed climate-related disclosure requirements that would require increased climate change-related disclosure in our periodic reports and other filings with the SEC. The potential impact to us of these legislative and regulatory developments is uncertain at this time, although we expect that the emerging legal and regulatory requirements on climate-related issues will result in additional compliance and may require us to spend significant resources and divert management attention. We cannot be sure that we will be able to successfully adapt our operations in response to any climate-related changes or comply with any increased reporting obligations in a cost-effective manner, and our business, financial condition and results of operations could be materially and adversely affected.

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

We rely on various technology systems, including information technology and operational technology systems, owned by us and third parties, to manage our operations, maintain books and records, record transactions, provide information to management and prepare our financial statements. In addition, we have made a significant investment in our website which we believe is critical for lead generation and is the primary forum through which we interact with end consumers. A failure of our technology systems or our website to operate as expected could disrupt our business and adversely affect our financial condition and results of operations. These systems and our website are vulnerable to damage from hardware failure; fire; power loss; data network and telecommunications failure; loss or corruption of data, cyber attacks and impacts of terrorism; natural disasters or other disasters. We may not have sufficient redundant operations to cover a loss or failure in a timely manner. In addition, the operation of these systems and our website are dependent upon third party technologies, systems and services, and support by third party vendors, and we cannot be sure that these third-party systems, services and support will continue to be available to us without interruption. Any damage to our technology systems or website could cause interruptions to our operations that materially adversely affect our ability to meet customers’ requirements, resulting in an adverse impact to our business, financial condition and results of operations. Periodically, these systems and our website need to be expanded, updated or upgraded as our business needs change. We may not be able to successfully implement changes in our technology systems and to our website without experiencing difficulties, which could require significant financial and human resources.

We face cybersecurity risks and risks arising from new regulations governing information security and privacy and may incur increasing costs in an effort to mitigate those risks.

The automated nature of our business and our reliance on digital technologies also makes us a target for, and potentially vulnerable to, cybersecurity attacks, computer malware, computer viruses, social engineering (including phishing and ransomware attacks), general hacking, physical or electronic break-ins, or similar disruptions. In addition, our hybrid working environment may exacerbate these and other operational risks. The techniques used to obtain unauthorized, improper or illegal access to our systems, or to disable or degrade service or sabotage systems, are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. Attempts to gain access to our systems or facilities could occur through various means, including, among others, hacking into our or our vendors’ or consumers’ systems, or attempting to fraudulently induce our employees, partners, consumers or others into clicking on a malware link or disclosing usernames, passwords, or other sensitive information, which may in turn be used to access our technology systems. Such efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect and prevent. We may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative or remedial measures. We are also subject to the risk that cybersecurity attacks on, or other security incidents affecting, our vendors may adversely affect our business even if an attack or breach does not directly impact our systems. Due to the evolving nature of cybersecurity threats, the scope and impact of any incident cannot be predicted. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. While we have implemented measures to safeguard our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cybersecurity attacks or security breaches that damage or interrupt access to information systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations which could have a material adverse effect on our business, financial condition and reputation.

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

The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements, which could cause us to incur substantial costs. In the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm Leach Bliley Act and various state laws relating to privacy and data security, including the California Consumer Privacy Act. Federal and state laws and regulations require notice of any data security breaches that involve personal information. These mandatory disclosures regarding a security breach are costly and often lead to widespread negative publicity, which may cause consumers to lose confidence in the effectiveness of our data security measures. We may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, and putting in place additional tools and devices designed to prevent security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents.

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

Our markets are affected by legislative and regulatory policies that promote or do not promote home ownership, such as U.S. federal and state legislative and regulatory policies enacted in response to the global health pandemics that provided various measures of relief for homeowners, primarily in the form of mortgage payment forbearance for homeowners with federally-backed mortgages, temporary moratoria on foreclosures and evictions and rental assistance. While those relief measures have largely lapsed, it remains uncertain how such relief measures and similar policies enacted in response to the global health pandemics and other events affecting the U.S. and global economies will continue to impact the U.S. real estate market and the U.S. and global economies generally, and our business, financial condition and results of operations may be materially and adversely affected as a result. Future changes to laws or policies relating to these or similar matters could reduce demand for our products and have a material adverse effect on our business, financial condition and results of operations.

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

We are dedicated to investing in and expanding our recycling capability in order to increase the use of reclaimed materials in our manufacturing processes. Our future financial performance depends in part on our management’s ability to successfully implement our strategic initiatives related to developing our recycling capabilities, increasing the recycle content of our products, and other cost savings measures, with an aim to reduce our material costs, improve net manufacturing productivity and enhance our business operations. We are still in the early stages of material substitution across our manufacturing network and realizing the benefits of our investments in recycling. To achieve such benefits, we must recycle materials on a cost-effective basis and efficiently convert these materials into high-quality finished goods. This strategy involves significant risks, including the risk that we are unable to meet our objectives with respect to recycle content and other recycle initiatives and our profitability may be negatively impacted as a result. In particular, the variability of our raw material sources can result in production issues causing a considerable reduction in our operating rates and yields, which may more than offset any savings we realize from the low purchase price of the materials. Our plants must convert our raw materials at high rates and net yields to generate the profit margins and cash flows necessary to achieve sustainable returns, and we may not produce a sustainable return on investment.

Our ability to achieve our environmental, social and governance and sustainability initiatives is subject to emerging risks and the outcomes may not achieve the anticipated benefits or align with new regulations and stakeholders’ expectations.

There has been an increasing focus from stakeholders and regulators related to ESG matters across all industries in recent years. ESG standard setting and stakeholder expectations continue to evolve. Criteria used to evaluate ESG practices and metrics often change rapidly and unexpectedly, which could result in uncertain expectations for public companies and may cause us to undertake costly initiatives to satisfy any new requirements, to the extent we are able and to the extent appropriate. Some investors may use ESG criteria to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility do not align with their ESG criteria. In addition, different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and could adversely affect our reputation, business, financial performance, and growth. Further, regulators across many jurisdictions, including those where we operate, continue to enact new or changed ESG-related regulations. Non-compliance with such regulations or a failure to address stakeholder and societal expectations may result in potential cost increases, litigation, fines, penalties, production and sales restrictions, brand or reputational damage, loss of customers, failure to retain and attract talent, lower valuation and increased investor activism.

We may, from time to time, communicate certain initiatives, targets, and goals regarding environmental matters, diversity, responsible sourcing and social investments and other ESG matters. These initiatives, targets, and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy, or completeness of the disclosure thereof. Further, statements about our ESG initiatives, targets, and goals, and progress against those targets and goals, may be based on standards, both internal and external, for measuring progress that are still developing, as well as assumptions, estimates and climate scenarios that are subject to change in the future. In addition, we could be criticized or subject to litigation for the scope or nature of such initiatives, targets, or goals, or for any revisions to such targets or goals. If our ESG-related data, processes, and reporting are incomplete or inaccurate, or if we fail, or are perceived to fail, to achieve progress with respect to our ESG targets or goals on a timely basis, or at all, our reputation, business, financial performance, and growth could be adversely affected.

We, along with our customers and vendors, face uncertainty in the public and private credit markets and in general economic conditions in the United States and around the world.

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

Geopolitical unrest and armed conflicts may cause economic conditions in the United States or abroad to deteriorate and exacerbate certain risks we face.

The current conflicts in the Middle East and Russia/Ukraine have created substantial uncertainty in the global political and economic landscapes. While our manufacturing operations are all within North America and we have no operations in the Middle East, Russia or Ukraine, we continue to monitor and respond to any adverse impact that such events may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, while we have no direct exposure to customers and vendors in Russia or Ukraine, we currently have and have had supplier relationships within Israel. While we do not currently expect a material adverse impact on our business or financial results, we are unable to fully predict the impact that current and future governmental actions and other events will have on the global economy, our industry or our business, financial condition, results of operations or cash flows. For example, these and similar conflicts have resulted in, and may in the future result in, increased inflation, escalating energy and commodity prices and constrained availability, and thus increasing costs, of raw materials and freight. Such conflicts and related events may also have the effect of heightening many of the other risks described in this annual report, such as those relating to our supply chain, volatility in prices of raw materials, scrap and other inputs, cybersecurity, demand for our products and market conditions, any of which could negatively affect our business, financial condition, results of operations or cash flows.

Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition and results of operations.

We procure certain of the raw materials we use in the manufacturing of our products directly or indirectly from outside of the United States. The United States has implemented certain tariffs on steel and aluminum imported into the country. In October 2023, certain industry groups within the United States petitioned the U.S. government to impose additional tariffs on the importation of aluminum. The imposition and continuation of tariffs and other potential changes in U.S. trade policy could increase the cost and/or limit the availability of raw materials, which could hurt our competitive position and adversely impact our business, financial condition and results of operations.

Risks Relating to Our Indebtedness

Our indebtedness could materially adversely affect our financial condition.

As of September 30, 2023, our total indebtedness was $594.0 million under our first lien credit facility, or the 2022 Term Loan Agreement, and, as described below, we may incur more debt. Our indebtedness could have important consequences to the holders of our Class A common stock, including the following:

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

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the credit agreements that govern the Senior Secured Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. As of

September 30, 2023, we had commitments available for borrowing under the Revolving Credit Facility of up to $150.0 million. We also have the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

In addition to cash we generate from our business, our principal existing source of cash is borrowings available under the Revolving Credit Facility. As of September 30, 2023, we had commitments available to be borrowed under the Revolving Credit Facility of up to $150.0 million. We also have the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions. There are limitations on our ability to incur the full $150.0 million of existing commitments under the Revolving Credit Facility. Availability will be limited to the lesser of a borrowing base and $150.0 million. The borrowing base is calculated on a monthly (or more frequent under certain circumstances) valuation of our inventory, accounts receivable and certain cash balances. As a result, our access to credit under the Revolving Credit Facility is potentially subject to significant fluctuation, depending on the value of the borrowing base-eligible assets as of any measurement date. Any inability to borrow under the Revolving Credit Facility may adversely affect our liquidity, financial position and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. For example, the Board of Governors of the Federal Reserve System increased interest rates multiple times in 2022 and 2023 in response to concerns about inflation, and it may raise interest rates again in the future. Based on amounts outstanding as of September 30, 2023, unhedged, each 100 basis point change in interest rates would result in a $2.9 million change in annual interest expense on our indebtedness under the Senior Secured Credit Facilities. We have and may continue to enter into agreements such as floating for fixed-rate interest rate swaps and or other hedging contracts in order to hedge against interest rate volatility associated with our Senior Secured Credit Facilities. For example, we have entered into $300 million of interest rate swaps against our 2022 Term Loan Agreement, which was accruing interest at a rate based on SOFR, for fixed rates. However, we may not enter into additional interest rate swaps in the future and, even if we do enter into additional interest rate swaps, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness. Moreover, any swaps or other instruments we have entered into or may enter into may not fully mitigate our interest rate risk. In addition, these agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable.

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
•
permit our board of directors to establish the number of directors and fill any vacancies (including vacancies resulting from an expansion in the size of our board of directors);
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
•
prohibit us, except under specified circumstances and subject to specified exceptions, from engaging in a business combinations with any stockholders, or stockholders, who own or within the last three years has owned 15% of our voting stock; and
•
establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

We cannot guarantee that our share repurchase program will be fully implemented or that it will enhance long-term stockholder value.

In May 2022, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $400 million of our Class A common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. The repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

The following table provides details of our properties as of September 30, 2023:

	Owned	Leased
Location	Square Feet	Square Feet
Scranton, PA	617,760	316,400
Wilmington, OH	500,000	334,422
Jeffersonville, OH	—	202,567
Aliquippa, PA	134,153	62,400
Ashland, OH	—	171,950
Eagan, MN	—	92,958
Hudson, WI	—	20,000
Sarasota, FL	—	19,250
Chicago, IL	—	25,722
Boise, ID	—	355,426
Dowagiac, MI	88,184	—
Dahlonega, GA	—	76,684
Dawsonville, GA	—	57,300
Cumming, GA	—	82,460
Henderson, NV	—	55,218
Comstock Park, MI	—	6,000
Mays Landing, NJ	—	136,000

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations and businesses that cover a wide range of matters, including, among others, contract and employment claims, personal injury claims, product liability claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation. For more information, see Note 17 "Commitments and Contingencies" to our Consolidated Financial Statements included elsewhere in this Annual Report.

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

Holders of Record

As of October 31, 2023, there were approximately 16 stockholders of record of our Class A common stock, although we believe there is a significantly larger number of beneficial owners whose shares are held in street name by brokers and other nominees, and one holder of record of our Class B common stock.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of our Class A common stock in the quarter ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1), (2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1), (2)
July 1, 2023 - July 31, 2023	—	$—	—	$262,548,740
August 1, 2023 - August 31, 2023	1,086,545	32.54	1,086,545	227,188,253
September 1, 2023 - September 30, 2023	765,801	32.97	765,801	201,938,443
Total	1,852,346	$32.72	1,852,346
(1)
On May 5, 2022, the Board of Directors authorized us to repurchase up to $400 million of our Class A common stock.
(2)
We repurchased 1,852,346 shares of our Class A common stock on the open market at an average price of $32.72 per share, totaling an approximately $60.6 million reacquisition cost, during the three months ended September 30, 2023.

See Note 12 in the Notes to Consolidated Financial Statements for additional information on Share Repurchase Program.

Dividends

We did not pay any dividends on our common stock during the years ended September 30, 2023 and 2022. We currently intend to retain earnings to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that our board of directors deems relevant.

Performance Graph

The following graph compares the cumulative total return on our Class A common stock since it began trading on the New York Stock Exchange on June 12, 2020 with the cumulative total return of the Russell 3000 Index and the S&P Composite 1500 Building Products Index. The graph assumes, in each case, an initial investment of $100 on June 12, 2020, based on the market price at the end of each month through and including September 30, 2023, and that all dividends paid by companies included in these indices have been reinvested. We did not pay any dividends during the period reflected in the graph.

Comparison of Cumulative Return for AZEK, Inc., Russell 3000 Index and S&P Composite 1500 Building Products Index
250
200
150
100
50
0
6/12/2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
Q4 2023
AZEK
Russell 3000
S&P Composite 1500 Building Products Index

	June 12, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023
The AZEK Company Inc.	$100.00	$117.35	$128.21	$141.62	$154.88	$156.39	$134.55	$170.31	$91.49	$61.66	$61.22	$74.84	$86.70	$111.57	$109.54
Russell 3000 Index	100.00	102.16	111.12	126.95	134.54	145.15	144.53	157.43	148.60	123.28	117.31	125.19	133.61	144.24	139.02
S&P Composite 1500 Building Products Index	100.00	103.85	125.90	142.65	166.16	180.29	174.68	206.96	162.81	135.22	137.47	156.10	166.89	193.49	188.68

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other sections of this Annual Report, including “Item 1. Business,” and our audited Consolidated Financial Statements and related Notes for the three years ended September 30, 2023, 2022 and 2021, included elsewhere in this Annual Report.

Forward-Looking Statements

This Annual Report contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report, including statements regarding future operations are forward-looking statements. In some cases, forward looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” or the negative of these terms and similar expressions intended to identify forward-looking statements. In particular, statements about potential new products and product innovation, statements regarding the potential impact of climate change and extreme weather events, global health pandemics or geopolitical conflicts, such as the conflict between Russia and Ukraine and the conflict in the Middle East, statements about the markets in which we operate and the economy more generally, including inflation and interest rates, growth of our various markets and growth in the use of engineered products as well as our ability to share in such growth, statements about our ability to source our raw materials in line with our expectations, future pricing for our products or our raw materials and our ability to successfully manage market and interest rate risks and control or reduce costs, statements with respect to our ability to meet future goals and targets, including our environmental, social and governance targets, statements about potential share repurchases, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in the Annual Report are forward-looking statements. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report and in our other SEC filings. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Overview

We are an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable outdoor living products, including TimberTech decking, Versatex and AZEK Trim, and StruXure pergolas. Homeowners continue to invest in their homes and outdoor spaces and we believe are increasingly recognizing the significant advantages of engineered, long-lasting products, which convert demand away from traditional materials, particularly wood. Our products transform those outdoor spaces by combining highly appealing aesthetics with significantly lower maintenance costs compared to traditional materials. Our innovative portfolio of Outdoor Living products, including decking, railing, trim, siding, cladding, pergolas and cabanas and accessories, inspires consumers to design outdoor spaces tailored to their unique lifestyle needs. In addition to our leading suite of Outdoor Living products, we sell a broad range of highly engineered products that are sold in commercial markets, including partitions, lockers and storage solutions. One of our core values is to “always do the right thing”. In furtherance of that value, we are focused on sustainability across our operations and have adopted strategies to enable us to meet the growing demand for environmentally-friendly products.

We report our results in two segments: Residential and Commercial. In our Residential segment, our primary consumer brands, TimberTech and AZEK, are recognized by contractors and consumers for their premium aesthetics, uncompromising quality and performance, and diversity of style and design options. Prior to our divestiture of our Vycom business on November 1, 2023, our Commercial segment manufactured engineered sheet products and high-quality bathroom partitions and lockers. Following the divestiture of our Vycom business, our Commercial segment will continue to manufacture high-quality bathroom partitions and lockers. Over our history we have developed a reputation as a leading innovator in our markets by leveraging our differentiated manufacturing capabilities, material science expertise and product management proficiency to consistently introduce new products into the market. This long-standing commitment has been critical to our ability to stay at the forefront of evolving industry trends and consumer demands, which in turn has allowed us to become a market leader across our core product categories.

Basis of Presentation

Our Consolidated Financial Statements in this Annual Report have been derived from our accounts and those of our wholly-owned subsidiaries. Our Consolidated Financial Statements are based on a fiscal year ending September 30.

In December 2021, we acquired StruXure Outdoor, LLC, and in August 2022, we acquired INTEX Millwork Solutions, LLC. The assets acquired and liabilities assumed in connection with these acquisitions were included in our consolidated balance sheet as of September 30, 2022 and in our consolidated statement of comprehensive income and statement of cash flow beginning from the effective date of the acquisition in December 2021 and August 2022, respectively. The results of operations of StruXure and INTEX are included in our Residential segment.

Secondary Offerings

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

During the three months ended June 30, 2023, we completed an offering of 16,100,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriter of its option to purchase up to 2,100,000 additional shares of Class A common stock. All of the shares were sold by certain of the Selling Stockholders to the underwriter at a price of $24.36 per share which the underwriter was then permitted to sell at variable prices to the public. We did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the offering, we incurred approximately $1.1 million in expenses. In connection with the secondary offering, we purchased from the underwriter 1,477,832 shares of its Class A common stock that were sold by the Selling Stockholders to the underwriter at a price per share of $24.36, which is equal to the price paid by the underwriter to the Selling Stockholders, representing an aggregate purchase price of approximately $36.0 million. The repurchase was made pursuant to our share repurchase program.

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

Volume of Products Sold

Our net sales depend primarily on the volume of products we sell during any given period, and volume is affected by the following items:

•
Economic conditions: Demand for our products is significantly affected by a number of economic factors impacting our customers and consumers. For example, demand for products sold by our Residential segment is driven primarily by home repair and remodeling activity and, to a lesser extent, new home construction activity. The residential repair and remodeling market depends in part on home equity financing, and accordingly, the level of equity in homes and prevailing interest rates affect consumers’ ability and willingness to obtain a home equity line of credit and engage in renovations that would result in purchases of our products. Demand for our products is also affected by overall interest rates and the availability of credit, consumer confidence and spending, housing affordability, demographic trends, employment levels and other macroeconomic factors that may influence the extent to which consumers engage in repair and remodeling projects to enhance the outdoor living spaces of their homes. Sales by our Commercial segment in the institutional construction market are affected by amounts available for expenditures in school construction, military bases and other public institutions, which depend in part on the availability of government funding and budgetary priorities. Sales of our engineered polymer materials in our industrial OEM markets were also affected by macroeconomic factors, in particular gross domestic product levels and levels of industrial production. Changes in these and other economic conditions can impact the volume of our products sold during any given period.
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
•
Marketing and distribution: Demand for our products is influenced by our efforts to expand and enhance awareness of our premium brands and the benefits of our products as well as to drive continued material conversion. Within our Residential segment, we sell our products through a national network of more than 10,000 professional dealer locations and home improvement retail outlets through more than 40 distributors as well as directly providing extensive geographic coverage enabling us to effectively serve contractors across the United States and Canada. Within our Commercial segment, we have sold our products through a widespread distribution network as well as directly to OEMs. Our customer-focused sales organization generates pull-through demand for our products by driving increased downstream engagement with consumers and key influencers such as architects, builders and contractors and by focusing on strengthening our position with dealers and growing our presence in retail. Our volume of product sales in a given period will be impacted by our ability to raise awareness of our brands and products.

Pricing

In general, our pricing strategy is to price our products at a premium relative to competing materials based on the value proposition they provide, including lower maintenance and lifetime costs. Our pricing strategy differs between our two operating segments as follows:

•
Residential: Prices for our residential products are typically set annually, however market trends over the last several years have warranted repricing on a more frequent basis, taking into account current and anticipated changes in input costs, market dynamics and new product introductions by us or our competitors.
•
Commercial: A number of our commercial product sales, such as those related to our partitions and lockers product lines, are customized by order, and, therefore, these products are typically priced based on the nature of the particular specifications ordered. For other commercial products, we maintain standard pricing lists that we review and change periodically as the market demands.

Cost of Materials

Raw material costs, including costs of petrochemical resins, reclaimed polyethylene and PVC material, waste wood fiber and aluminum, represent a majority of our cost of sales. The cost of petrochemical resins used in our manufacturing processes has historically varied significantly and has been affected by changes in supply and demand and in the price of crude oil. In addition, the price of reclaimed polyethylene material, waste wood fiber, aluminum, other additives (including modifiers, TiO2 and pigments) and other raw materials fluctuates depending on, among other things, overall market supply and demand and general business conditions. We have long-standing relationships as well as guaranteed supply contracts with some of our key suppliers but, other than certain contracts with prices determined based on the current index price, we have no fixed-price contracts with any of our major vendors. Under our guaranteed supply contracts, the prices are either established annually based on a discount to the then-current market prices or, for purchase orders, based on market rates in effect when the orders become effective. Prices for spot market purchases are negotiated on a continuous basis in line with the market at the time. During fiscal year 2022, we experienced significant increases in the cost of our raw materials due to factors such as global and domestic supply chain disruptions, extreme weather events, the conflict in Ukraine, elevated inflation levels and the ongoing direct and indirect effects of global health pandemics. While raw material prices have declined during fiscal year 2023 as compared to fiscal year 2022, and even though we seek to mitigate the effects of increases in raw material costs by broadening our supplier base, increasing our use of recycled material and scrap, reducing waste and exploring options for material substitution without sacrificing quality, raw material prices and shortages of raw materials similar to what we experienced in fiscal year 2022 may reemerge from time to time. We have not entered into hedges with respect to our raw material costs at this time, but we may choose to enter into such hedges in the future.

Product Mix

We offer a wide variety of products across numerous product lines within our Residential and Commercial segments, and these products are sold at different prices, are composed of different materials and involve varying levels of manufacturing complexity. In any particular period, changes in the volume of particular products sold and the prices of those products relative to other products will impact our average selling price and our cost of sales. For example, the gross margins of our Residential segment have historically exceed the gross margins of our Commercial segment. In addition to the impacts attributable to product mix as between the Residential and Commercial segments, our results of operations are impacted by the different margins associated with individual products. As we continue to introduce new products at varying price points to compete with products made with wood or other traditional materials across a wide range of prices, our overall gross margins may vary from period to period as a result of changes in product mix and different margins for our higher and lower price point offerings. We may choose to introduce new products with initially lower gross margins with the expectation that those margins will improve over time as we improve our manufacturing efficiency for those products. In addition, our product mix and our gross margins may be impacted by our marketing decisions in a particular period as well as the rebates and incentives that we may extend to our customers in a particular period. We also continue to seek to enhance our gross margins by improving manufacturing efficiency across our operations, including by investing in, and expanding, our recycling capabilities and implementing initiatives to more efficiently use scrap and to reduce waste. Our success in achieving margin improvements through these initiatives may vary due to changes in product mix as different products benefit to different degrees from these initiatives.

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

Economic Environment; Global Events

Our business and financial performance may be affected by the macroeconomic environment, including increased inflation and rising interest rates. For example, while inflationary pressures moderated throughout fiscal year 2023, we continued to be impacted by high raw material costs. Additionally, rising interest rates and elevated inflation levels may negatively impact the ability of consumers to purchase our products. Our business, financial condition and results of operations could be adversely affected if we are not able to pass any associated costs on to our customers or otherwise mitigate the impact of these pressures on us or our consumers.

During the first quarter of fiscal 2023, our Residential channel partners met demand partially through inventory drawdowns causing us to experience a recalibration of channel inventory and negatively impacting sales for the period. Our Commercial channel partners underwent a similar inventory drawdown during the third and fourth quarters of fiscal 2023. We believe the recalibration in our Residential segment is complete and will better position us and our channel partners to drive continued expansion of our market position. The recalibration in our Commercial segment channel inventory was primarily with respect to products sold by our Vycom business, which we divested on November 1, 2023.

Other global events may also affect our business and financial performance, including the direct and indirect adverse effects from global health pandemics and geopolitical conflicts. Supply chains continue to recover from global disruptions experienced over the last few years. The current conflicts between Russia and Ukraine and in the Middle East also continue to create substantial uncertainty in the global political and economic landscapes. While our manufacturing operations are all within North America and we have no operations in the Middle East, Russia or Ukraine, and we do not have direct exposure to customers and vendors in Russia and Ukraine, we have had supplier relationships within Israel. We do not currently expect a material adverse impact on our business as a result of these conflicts, but these conflicts remain fluid and additional conflicts may emerge, and our business may be impacted by further disruptions to global supply chains generally and our supply chain in particular, as well as increases to commodity and fuel prices, and, in turn, prices of our raw materials. These conflicts could also lead to an increased threat of cyberattacks against U.S. companies. These increased threats could pose risks to the security of our information technology systems, as well as the confidentiality, availability and integrity of our or our customers’ data.

We are unable to fully predict the impact that the above events and conditions will have on the global economy, our industry or our business, financial condition, results of operations or cash flows. Looking ahead, we will continue proactively adjusting our operating plans, capital expenditures and expenses as necessary and appropriate and executing on our long-term strategy.

Acquisitions and Divestitures

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

On December 29, 2021, we acquired StruXure Outdoor, LLC, a Georgia limited liability company, or StruXure, for a total purchase price of approximately $84.1 million, subject to customary post-closing working capital adjustments. StruXure is located in Dahlonega, Georgia and manufactures customizable outdoor pergolas and cabanas. We funded the acquisition with cash on hand.

On August 1, 2022, we acquired INTEX Millwork Solutions, LLC, a New Jersey LLC, or INTEX, for a total purchase price of approximately $25.9 million, subject to customary post-closing working capital adjustments. INTEX is located in Mays Landing, New Jersey and manufactures high-quality railing solutions, column wraps, and pergolas. We funded the acquisition with cash on hand.

We have also recently divested our Vycom business and may divest other portions of our business to the extent we deem advantageous. Strategic divestitures can allow us to focus on the highest value portions of our business and provide additional cash to finance our capital allocation priorities, but divestitures also can be time consuming and distracting for management and disruptive to our employees.

On November 1, 2023, we sold our Vycom business for a total sale price of $140.0 million.

Results of Operations

The following tables summarize certain financial information relating to our operating results that have been derived from our audited Consolidated Financial Statements for the years ended September 30, 2023, 2022 and 2021.

	Years Ended September 30,			2023 – 2022 Variance		2022 – 2021 Variance
(U.S. dollars in thousands)	2023	2022	2021	$ Variance	% Variance	$ Variance	% Variance
Net sales	$1,370,316	$1,355,586	$1,178,974	$14,730	1.1%	$176,612	15.0%
Cost of sales	932,663	946,266	789,023	(13,603)	(1.4)%	157,243	19.9%
Gross profit	437,653	409,320	389,951	28,333	6.9%	19,369	5.0%
Selling, general and administrative expenses	305,162	279,889	244,205	25,273	9.0%	35,684	14.6%
Other general expenses	1,065	—	2,592	1,065	N/M%	(2,592)	(100.0)%
Loss on disposal of property, plant and equipment	249	496	1,025	(247)	(49.8)%	(529)	(51.6)%
Operating income	131,177	128,935	142,129	2,242	1.7%	(13,194)	(9.3)%
Interest expense, net	39,293	24,956	20,311	14,337	57.4%	4,645	22.9%
Income tax expense	23,929	28,754	28,668	(4,825)	(16.8)%	86	0.3%
Net income (loss)	$67,955	$75,225	$93,150	$(7,270)	(9.7)%	$(17,925)	(19.2)%

“N/M” indicates the variance as a percentage is not meaningful.

Year Ended September 30, 2023, Compared with Year Ended September 30, 2022

Net Sales

Net sales for the year ended September 30, 2023 increased by $14.7 million, or 1.1%, to $1,370.3 million from $1,355.6 million for the year ended September 30, 2022. The increase was primarily due to positive pricing and a $37.3 million net sales contribution from recent acquisitions, partially offset by an approximately 5.3% decline in volume as a result of the channel inventory reductions in the first part of the fiscal year to better calibrate channel inventory to historical average levels as discussed above. Net sales for the year ended September 30, 2023 increased for our Residential segment by 4.6% and decreased for our Commercial segment by 21.1%, in each case as compared to the prior year. Within our Commercial segment, net sales for the year ended September 30, 2023 decreased for Vycom by 29.4% and decreased for Scranton Products by 9.4% in each case as compared to the prior year.

Cost of Sales

Cost of sales for the year ended September 30, 2023 decreased by $13.6 million, or 1.4%, to $932.7 million from $946.3 million for the year ended September 30, 2022, primarily due to decreased costs on lower sales volumes and lower raw material costs driven by certain commodity deflation, partially offset by underutilization of manufacturing capacity.

Gross Profit

Gross profit for the year ended September 30, 2023 increased by $28.3 million, or 6.9%, to $437.7 million from $409.3 million for the year ended September 30, 2022. Gross margin increased to 31.9% for the year ended September 30, 2023 compared to 30.2% for the year ended September 30, 2022. The increase in gross profit was driven by positive pricing and lower raw material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $25.3 million, or 9.0%, to $305.2 million, or 22.3% of net sales, for the year ended September 30, 2023 from $279.9 million, or 20.6% of net sales, for the year ended September 30, 2022. The increase was primarily attributable to higher employee-related expenses and marketing expenses, partially offset by lower acquisition costs.

Other General Expenses

Other general expenses were $1.1 million during the year ended September 30, 2023, which related to our secondary offering in May 2023.

Interest Expense, net

Interest expense, net, increased by $14.3 million, or 57.4%, to $39.3 million for the year ended September 30, 2023 from $25.0 million for the year ended September 30, 2022. Interest expense increased due to higher interest rate on outstanding debt and a higher average principal balance outstanding during the year ended September 30, 2023, when compared to the year ended September 30, 2022. The higher interest expense was partially offset by refinancing fees related to our 2022 Term Loan in the year ended September 30, 2022 and interest income.

Income Tax Expense

Income tax expense decreased by $4.8 million to $23.9 million for the year ended September 30, 2023 compared to $28.8 million for the year ended September 30, 2022. The decrease in our income tax expense was primarily driven by decreased state tax expense.

Net Income (Loss)

Net income decreased by $7.3 million to $68.0 million for the year ended September 30, 2023 compared to net income of $75.2 million for the year ended September 30, 2022, due to the factors described above.

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

During the fourth quarter of fiscal year 2022, we updated the process by which we estimate the value of our inventory. This included updating the assumptions that are used in determining and treating certain capitalized costs, primarily by incorporating the impacts of changes in the amount of recycled content introduced into our products since our last standard costing revaluation. See Note 11 in the Consolidated Financial Statements for additional information.

Gross Profit

Gross profit for the year ended September 30, 2022 increased by $19.4 million, or 5.0%, to $409.3 million from $390.0 million for the year ended September 30, 2021. Gross margin decreased to 30.2% for the year ended September 30, 2022 compared to 33.1% for the year ended September 30, 2021. The decrease in gross margin was driven by higher costs of materials and manufacturing, partially offset by higher sales.

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

Other General Expenses

Other general expenses were $2.6 million during the year ended September 30, 2021, which primarily related to our secondary offerings in January and June of 2021.

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

Income Tax Expense

Income tax expense increased by $0.1 million to $28.8 million for the year ended September 30, 2022 compared to $28.7 million for the year ended September 30, 2021. The increase in our income tax expense was primarily driven by additional state tax expense.

Net Income

Net income decreased by $17.9 million to $75.2 million for the year ended September 30, 2022 compared to net loss of $93.2 million for the year ended September 30, 2021, due to the factors described above.

Segment Results of Operations

We report our results in two segments: Residential and Commercial. The key segment measures used by our chief operating decision maker in deciding how to evaluate performance and allocate resources to each of the segments are Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin. Depending on certain circumstances, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin may be calculated differently, from time to time, than our Adjusted EBITDA and Adjusted EBITDA Margin, which are further discussed under the heading “Selected Consolidated Financial Data—Non-GAAP Financial Measures.” Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin represent measures of segment profit reported to our chief operating decision maker for the purpose of making decisions about allocating resources to a segment and assessing its performance and are determined as disclosed in our Consolidated Financial Statements included elsewhere in this Annual Report consistent with the requirements of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC, 280. We define Segment Adjusted EBITDA as a segment’s net income (loss) before income tax (benefit) expense and by adding to or subtracting therefrom interest expense, net, depreciation and amortization, stock-based compensation costs, asset impairment and inventory revaluation costs, business transformation costs, capital structure transaction costs, acquisition costs, initial public offering costs and certain other costs. Segment Adjusted EBITDA Margin is equal to a segment’s Segment Adjusted EBITDA divided by such segment’s net sales. Corporate expenses, which include selling, general and administrative costs related to our corporate offices, including payroll and other professional fees, are not included in computing Segment Adjusted EBITDA. Such corporate expenses increased by $7.0 million to $69.6 million for the year ended September 30, 2023 from $62.6 million for the year ended September 30, 2022, and increased by $2.9 million to $62.6 million for the year ended September 30, 2022 from $59.7 million for the year ended September 30, 2021.

Residential

The following table summarizes certain financial information relating to the Residential segment results that have been derived from our audited Consolidated Financial Statements for the years ended September 30, 2023, 2022 and 2021.

	Years Ended September 30,			2023 – 2022 Variance		2022 – 2021 Variance
(U.S. dollars in thousands)	2023	2022	2021	$ Variance	% Variance	$ Variance	% Variance
Net sales	$1,222,866	$1,168,751	$1,044,126	$54,115	4.6%	$124,625	11.9%
Segment Adjusted EBITDA	329,853	323,377	314,563	6,476	2.0%	8,814	2.8%
Segment Adjusted EBITDA Margin	27.0%	27.7%	30.1%	N/A	N/A	N/A	N/A

Net Sales

Net sales of the Residential segment for the year ended September 30, 2023 increased by $54.1 million, or 4.6%, to $1,222.9 million from $1,168.8 million for the year ended September 30, 2022. The increase was attributable to higher net sales related to our Deck, Rail & Accessories and Exteriors businesses. Acquisitions contributed $37.3 million of the increase in net sales for the year ended September 30, 2023.

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

Segment Adjusted EBITDA

Segment Adjusted EBITDA of the Residential segment for the year ended September 30, 2023 increased by $6.5 million, or 2.0% to $329.9 million from $323.4 million for the year ended September 30, 2022. The increase was mainly driven by positive pricing and lower raw material costs, mostly offset by higher selling, general and administrative expenses and underutilization of manufacturing capacity.

Segment Adjusted EBITDA of the Residential segment for the year ended September 30, 2022 increased by $8.8 million, or 2.8%, to $323.4 million from $314.6 million for the year ended September 30, 2021. The increase was mainly driven by higher sales, increases in pricing and improved manufacturing productivity, mostly offset by higher raw material costs, manufacturing costs and selling, general and administrative expenses.

Commercial

The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our audited Consolidated Financial Statements for the years ended September 30, 2023, 2022 and 2021.

	Years Ended September 30,			2023 – 2022 Variance		2022 – 2021 Variance
(U.S. dollars in thousands)	2023	2022	2021	$ Variance	% Variance	$ Variance	% Variance
Net sales	$147,450	$186,835	$134,848	$(39,385)	(21.1)%	$51,987	38.6%
Segment Adjusted EBITDA	31,008	40,255	19,323	(9,247)	(23.0)%	20,932	108.3%
Segment Adjusted EBITDA Margin	21.0%	21.5%	14.3%	N/A	N/A	N/A	N/A

Net Sales

Net sales of the Commercial segment for the year ended September 30, 2023 decreased by $39.4 million, or 21.1%, to $147.5 million from $186.8 million for the year ended September 30, 2022. Net sales for the year ended September 30, 2023 decreased for Vycom by 29.4% and decreased for Scranton Products by 9.4% in each case as compared to the prior year. The decrease was attributable to lower net sales in our Vycom and Scranton Products businesses as some of our channel partners met demand partially through inventory drawdowns which negatively impacted net sales.

Net sales of the Commercial segment for the year ended September 30, 2022 increased by $52.0 million, or 38.6%, to $186.8 million from $134.8 million for the year ended September 30, 2021. The increase was primarily attributable to higher net sales in both our Vycom and Scranton Products businesses.

Segment Adjusted EBITDA

Segment Adjusted EBITDA of the Commercial segment was $31.0 million for the year ended September 30, 2023, compared to $40.3 million for the year ended September 30, 2022. The decrease was primarily driven by lower net sales and underutilization of manufacturing capacity partially offset by lower material costs.

Segment Adjusted EBITDA of the Commercial segment was $40.3 million for the year ended September 30, 2022 compared to $19.3 million for the year ended September 30, 2021. The increase was driven by higher sales in both the Vycom and Scranton Products businesses.

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

	Years Ended September 30,
(U.S. dollars in thousands, except per share amounts)	2023	2022	2021
GAAP Financial Measures:
Gross Profit	$437,653	$409,320	$389,951
Gross Profit Margin	31.9%	30.2%	33.1%
Net Income	$67,955	$75,225	$93,150
Net Income Per Common Share - Diluted	$0.45	$0.49	$0.59
Net Profit Margin	5.0%	5.5%	7.9%
Net Cash Provided By Operating Activities	$362,542	$105,835	$207,679
Net Cash Used In Investing Activities	$(88,504)	$(280,176)	$(175,073)
Net Cash Provided By (Used In) Financing Activities	$(116,541)	$44,622	$2,918

	Years Ended September 30,
(U.S. dollars in thousands, except per share amounts)	2023	2022	2021
Non-GAAP Financial Measures:
Adjusted Gross Profit	$533,597	$512,598	$457,926
Adjusted Gross Profit Margin	38.9%	37.8%	38.8%
Adjusted Net Income	$111,733	$149,268	$152,933
Adjusted Diluted EPS	$0.74	$0.97	$0.98
Adjusted EBITDA	$291,223	$301,040	$274,187
Adjusted EBITDA Margin	21.3%	22.2%	23.3%
Free Cash Flow	$273,997	$(65,103)	$32,560

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

The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands)	2023	2022	2021
Gross profit	$437,653	$409,320	$389,951
Depreciation and amortization (1)	95,810	82,099	67,903
Inventories (2)	—	19,297	—
Acquisition costs (3)	—	1,373	—
Other costs (4)	134	509	72
Adjusted Gross Profit	$533,597	$512,598	$457,926

	Years Ended September 30,
	2023	2022	2021
Gross margin	31.9%	30.2%	33.1%
Amortization	7.0%	6.1%	5.7%
Inventories	0.0%	1.4%	0.0%
Acquisition costs	0.0%	0.1%	0.0%
Other costs	0.0%	0.0%	0.0%
Adjusted Gross Profit Margin	38.9%	37.8%	38.8%

(1)
Depreciation and amortization for fiscal years 2023, 2022 and 2021 consists of $77.6 million, $61.6 million and $46.0 million, respectively, of depreciation and $18.2 million, $20.5 million and $21.9 million, respectively, of amortization of intangible assets, comprised of intangibles relating to our manufacturing processes.
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
(4)
Other costs include reduction in workforce costs of $0.1 million and $0.5 million for fiscal years 2023 and 2022, respectively and impact of retroactive adoption of ASC 842 leases of $0.1 million for fiscal year 2021.

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands, except per share amounts)	2023	2022	2021
Net income	$67,955	$75,225	$93,150
Amortization	46,338	50,537	49,802
Stock-based compensation costs (1)	4,326	6,554	18,746
Acquisition and divestiture costs (2)	6,890	13,406	—
Secondary offering costs	1,065	—	2,592
Inventories (3)	—	19,297	—
Other costs (4)	843	2,764	5,192
Capital structure transaction costs (5)	—	5,112	—
Tax impact of adjustments (6)	(15,684)	(23,627)	(16,549)
Adjusted Net Income	$111,733	$149,268	$152,933

	Years Ended September 30,
	2023	2022	2021
Net income per common share — diluted	$0.45	$0.49	$0.59
Amortization	0.30	0.33	0.32
Stock-based compensation costs	0.03	0.05	0.12
Acquisition and divestiture costs	0.04	0.08	—
Secondary offering costs	0.01	—	0.02
Inventories	—	0.12	—
Other costs	0.01	0.02	0.03
Capital structure transaction costs	—	0.03	—
Tax impact of adjustments	(0.10)	(0.15)	(0.10)
Adjusted Diluted EPS (7)	$0.74	$0.97	$0.98

(1)
Stock-based compensation costs reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.
(2)
Acquisition and divestiture costs reflect costs directly related to completed acquisitions of $3.9 million and $11.5 million for fiscal years 2023 and 2022, respectively, costs related to divestiture of $3.0 million and $0.5 million for fiscal year 2023 and 2022, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $1.4 million for fiscal years 2022.
(3)
During the fourth quarter of fiscal year 2022, we updated the process by which we estimate the value of our inventory. This included updating the assumptions that are used in determining and treating certain capitalized costs, primarily by incorporating the impacts of changes in the amount of recycled content introduced into our products.
(4)
Other costs reflect reduction in workforce costs of $0.5 million and $1.6 million for fiscal years 2023 and 2022, respectively, costs for legal expenses of $0.3 million, $0.9 million and $2.3 million for fiscal years 2023, 2022 and 2021, respectively, other costs of $0.2 million for fiscal year 2022, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million and $2.4 million for fiscal years 2022 and 2021, respectively, and impact of the retroactive adoption of ASC 842 leases of $0.5 million for fiscal year 2021.
(5)
Capital structure transaction costs include third party costs related to the 2022 Term Loan Agreement of $5.1 million for fiscal year 2022.
(6)
Tax impact of adjustments is based on applying a combined U.S. federal and state statutory tax rate of 26.5% for fiscal year 2023 and 24.5% for fiscal years 2022 and 2021.
(7)
Weighted average common shares outstanding used in computing diluted net income (loss) per common share is 150,849,896, 154,517,843 and 156,666,394 shares for fiscal years 2023, 2022 and 2021, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands)	2023	2022	2021
Net income	$67,955	$75,225	$93,150
Interest expense, net	39,293	24,956	20,311
Depreciation and amortization	132,544	118,533	101,604
Tax expense	23,929	28,754	28,668
Stock-based compensation costs	18,704	18,105	22,670
Acquisition and divestiture costs (1)	6,890	13,406	—
Secondary offering costs	1,065	—	2,592
Inventories (2)	—	19,297	—
Other costs (3)	843	2,764	5,192
Total adjustments	223,268	225,815	181,037
Adjusted EBITDA	$291,223	$301,040	$274,187

	Years Ended September 30,
	2023	2022	2021
Net profit margin	5.0%	5.5%	7.9%
Interest expense, net	2.9%	1.8%	1.7%
Depreciation and amortization	9.6%	8.7%	8.6%
Tax expense	1.7%	2.2%	2.5%
Stock-based compensation costs	1.4%	1.4%	1.9%
Acquisition and divestiture costs	0.5%	1.0%	0.0%
Secondary offering costs	0.1%	0.0%	0.2%
Inventories	0.0%	1.4%	0.0%
Other costs	0.1%	0.2%	0.5%
Total adjustments	16.3%	16.7%	15.4%
Adjusted EBITDA Margin	21.3%	22.2%	23.3%

(1)
Acquisition and divestiture costs reflect costs directly related to completed acquisitions of $3.9 million and $11.5 million for fiscal years 2023 and 2022, respectively, costs related to divestiture of $3.0 million and $0.5 million for fiscal year 2023 and 2022, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $1.4 million for fiscal years 2022.
(2)
During the fourth quarter of fiscal year 2022, we updated the process by which we estimate the value of our inventory. This included updating the assumptions that are used in determining and treating certain capitalized costs, primarily by incorporating the impacts of changes in the amount of recycled content introduced into our products.
(3)
Other costs reflect reduction in workforce costs of $0.5 million and $1.6 million for fiscal years 2023 and 2022, respectively, costs for legal expenses of $0.3 million, $0.9 million and $2.3 million for fiscal years 2023, 2022 and 2021, respectively, other costs of $0.2 million for fiscal year 2022, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million and $2.4 million for fiscal years 2022 and 2021, respectively, and impact of the retroactive adoption of ASC 842 leases of $0.5 million for fiscal year 2021.

Free Cash Flow Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands)	2023	2022	2021
Net cash provided by operating activities	$362,542	$105,835	$207,679
Less: Purchases of property, plant and equipment	(88,545)	(170,938)	(175,119)
Free Cash Flow	$273,997	$(65,103)	$32,560
Net cash used in investing activities	$(88,504)	$(280,176)	$(175,073)
Net cash provided by (used in) financing activities	$(116,541)	$44,622	$2,918

Liquidity and Capital Resources

Liquidity Outlook

Our primary cash needs are to fund working capital, capital expenditures, debt service, share repurchases and any acquisitions we may undertake. As of September 30, 2023, we had cash and cash equivalents of $278.3 million and total indebtedness of $594.0 million. The AZEK Group LLC (f/k/a CPG International LLC), our direct, wholly owned subsidiary, had approximately $147.2 million available under the borrowing base of our Revolving Credit Facility for future borrowings as of September 30, 2023. The AZEK Group LLC has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

The AZEK Group LLC is party to the Senior Secured Credit Facilities. The obligations under the Senior Secured Credit Facilities are secured by specified assets. The obligations under the Senior Secured Credit Facilities are guaranteed by The AZEK Company Inc. and the wholly owned domestic subsidiaries of The AZEK Group LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

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

On September 30, 2013, our subsidiary, The AZEK Group LLC (as successor-in-interest to CPG Merger Sub LLC, a limited liability company formed to effect the acquisition of The AZEK Group LLC), Deutsche Bank AG New York Branch, as administrative agent and collateral agent, or the Revolver Administrative Agent, and the lenders party thereto entered into the Revolving Credit Facility. The Revolving Credit Facility provides for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a specified percentage of eligible accounts receivable and inventory, less reserves that may be established by the Revolver Administrative Agent in the exercise of its reasonable credit judgment. As of both September 30, 2023 and 2022, The AZEK Group LLC had no outstanding borrowings under the Revolving Credit Facility and had $2.8 million of outstanding letters of credit held against the Revolving Credit Facility. As of both September 30, 2023 and 2022, The AZEK Group LLC had approximately $147.2 million available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $278.3 million and $120.8 million, respectively. Because our borrowing capacity under the Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, the amount available under the borrowing base may not reflect actual borrowing capacity under the Revolving Credit Facility.

Cash Uses

Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, share repurchases, and, if market conditions warrant, making select acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.

Cash Flows

	Years Ended September 30,			2023 – 2022 Variance		2022 – 2021 Variance
(U.S. dollars in thousands)	2023	2022	2021	$ Variance	% Variance	$ Variance	% Variance
Net cash provided by operating activities	$362,542	$105,835	$207,679	$256,707	242.6%	$(101,844)	(49.0)%
Net cash used in investing activities	(88,504)	(280,176)	(175,073)	191,672	(68.4)%	(105,103)	60.0%
Net cash provided by (used in) financing activities	(116,541)	44,622	2,918	(161,163)	(361.2)%	41,704	1,429.2%
Net increase (decrease) in cash	$157,497	$(129,719)	$35,524	$287,216	N/M	$(165,243)	N/M

“N/M” indicates the variance as a percentage is not meaningful.

Year Ended September 30, 2023, Compared with Year Ended September 30, 2022

Cash Provided by Operating Activities

Net cash provided by operating activities was $362.5 million and $105.8 million for the years ended September 30, 2023 and 2022, respectively. The $256.7 million increase in cash provided by operating activities is primarily related to the decrease in inventory and increased profitability due to positive pricing and lower raw material costs. During the first quarter of fiscal 2023, our channel partners met demand partially through inventory drawdowns causing us to lower production, which resulted in a decrease in inventory at September 30, 2023 as compared to September 30, 2022, while inventory levels at September 30, 2022 increased significantly from those at September 30, 2021.

Cash Used in Investing Activities

Net cash used in investing activities was $88.5 million and $280.2 million for the years ended September 30, 2023 and 2022, respectively. The $191.5 million decrease in cash used in investing activities is primarily related to acquisitions completed during the year ended September 30, 2022 as well as purchases of property, plant and equipment returning to normalized levels during the year ended September 30, 2023, as compared to the year ended September 30, 2022 which included purchases of property, plant and equipment to support our expansion of capacity in our manufacturing facilities.

Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities was $(116.5) million and $44.6 million for the years ended September 30, 2023 and 2022, respectively. Net cash provided by (used in) financing activities for the year ended September 30, 2022 consisted of cash received from the 2022 Term Loan Agreement of $595.5 million, repayments for the Term Loan Agreement of $467.7 million and treasury stock repurchases of $81.5 million, as compared to the year ended September 30, 2023, which primarily consisted of $115.5 million of treasury stock repurchases and $15.0 million of proceeds from the exercise of stock options.

Year Ended September 30, 2022, Compared with Year Ended September 30, 2021

Cash Provided by Operating Activities

Net cash provided by operating activities was $105.8 million and $207.7 million for the years ended September 30, 2022 and 2021, respectively. The $101.8 million decrease in net cash provided by operating activities is primarily related to the increase in inventory and decrease in accounts payable for the year ended September 30, 2022, as compared to the year ended September 30, 2021.

Cash Used in Investing Activities

Net cash used in investing activities was $280.2 million and $175.1 million for the years ended September 30, 2022 and 2021, respectively. The $105.1 million increase in net cash used in investing activities is primarily related to acquisitions completed during the year ended September 30, 2022, as compared to the year ended September 30, 2021.

Cash Provided by Financing Activities

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

The table below summaries our repurchases of our Class A common stock during the year ended September 30, 2023 and 2022 (in thousands, except per share amount):

	Year Ended September 30,
	2023	2022
Total number of shares repurchased	4,152	4,117
Reacquisition cost (1), (2), (3)	$116,579	$81,483
Average price per share	$28.08	$19.79
(1)
Reacquisition cost in the year ended September 30, 2023 includes the $36.0 million repurchased from the underwriter upon the completion of the secondary offering. The remaining repurchases in the year ended September 30, 2023 were made through open market transactions.
(2)
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes, among other provisions, a one percent excise tax on net repurchases of stock after December 31, 2022. As of September 30, 2023, we recognized $1.1 million excise tax as reacquisition cost of share repurchases.
(3)
During the year ended September 30, 2022, we repurchased $50.0 million of shares under an accelerated share repurchase agreement and $31.5 million of shares on the open market.

As of September 30, 2023, we had approximately $201.9 million available for repurchases under the share repurchase program.

See Note 12 in the Notes to Condensed Consolidated Financial Statements for additional information.

Availability under our Revolving Credit Facility

The Revolving Credit Facility provides for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. Subject to the following paragraph, outstanding revolving loans under the Revolving Credit Facility bear interest at a rate which equals, at our option, either (i) for alternative base rate, or ABR, borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the LIBOR, as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 25 to 75 basis points based on average historical availability, or (ii) for Eurocurrency borrowings, adjusted LIBOR plus a spread of 125 to 175 basis points, based on average historical availability. The maturity of the Revolving Credit Facility is the earlier of March 31, 2026 and the date that is 91 days prior to the maturity of the Term Loan Agreement or any permitted refinancing thereof.

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

The obligations under the Revolving Credit Facility are secured by a first priority security interest in certain assets, including substantially all of the accounts receivable, inventory, deposit accounts, securities accounts and cash assets of The AZEK Company Inc., The AZEK Group LLC and the subsidiaries of The AZEK Group LLC that are guarantors under the Revolving Credit Facility, and the proceeds thereof (subject to certain exceptions), or the Revolver Priority Collateral, plus a second priority security interest in all of the Term Loan Priority Collateral (as defined below). The obligations under the Revolving Credit Facility are guaranteed by The AZEK Company Inc. and the wholly owned domestic subsidiaries of The AZEK Group LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of September 30, 2022 and 2021, The AZEK Group LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

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

Customer contracts are typically fixed price and short-term in nature. The transaction price is based on the product specifications and is determined at the time of order. We do not engage in contracts greater than one year, and therefore do not have any incremental costs capitalized as of September 30, 2023 or September 30, 2022.

We may offer various sales incentive programs throughout the year. We estimate the amount of sales incentive to allocate to each performance obligation, or product shipped, using the most-likely-amount method of estimation, based on sales to the direct customer or sell-through customer. The estimate is updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as part of net revenue in the period in which the change occurs under the cumulative catch-up method. In addition to sales incentive programs, we may offer a payment discount, if payments are received within 30 days. We estimate the payment discount that we determine will be taken by the customer based on prior history and using the most-likely-amount method of estimation. We believe the most-likely-amount method best predicts the amount of consideration to which we will be entitled. The payment discounts are also reflected as part of net revenue. The total amount of incentives was $132.6 million, $105.8 million and $92.5 million for the years ended September 30, 2023, 2022 and 2021, respectively.

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

Goodwill

We account for goodwill as the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We assign goodwill to six reporting units based on which reporting unit is expected to benefit from the business combination as of the acquisition date. We evaluate goodwill for impairment in the fourth quarter at the reporting unit level annually, or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below the carrying amount. Goodwill is considered to be impaired when the net book value of the reporting unit exceeds its estimated fair value. Our evaluation may begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount or we may elect to bypass the qualitative assessment and proceed to a quantitative assessment to determine if goodwill is impaired. In quantitative impairment tests, we first compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired and an impairment loss is recognized for the excess up to the amount of goodwill allocated to the reporting unit.

We measure fair value of the reporting units to which goodwill is allocated using an income based approach, a generally accepted valuation methodology, using relevant data available through and as of the impairment testing date. Under the income approach, fair value is determined using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. The key assumptions and factors used in this approach include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, discount rates, perpetuity growth rates, future capital expenditures, and working capital requirements, among others, and a review with comparable market multiples for the industry segment as well as our historical operating trends. Any impairment is increased to encompass the income tax effects of any tax deductible goodwill on the carrying amount of the reporting unit, so that the after-tax impairment loss is equivalent to the amount by which the carrying value of the reporting unit exceeds its fair value.

Our annual impairment testing as of August 1, 2023 resulted in fair values of our reporting units and indefinite-lived intangible assets in excess of carrying values. However, if our assumptions are not realized, it is possible that impairment charges may need to be recorded in the future. For example, changes in the discount rate assumption for a reporting unit or profit margin assumptions for certain reporting units which are within a reasonable range of historical rate fluctuations between test dates, would have had the following effects on the fair value cushion in excess of carrying value for the most sensitive reporting units, as of the August 1, 2023 test date:

•
For a reporting unit the current cushion of 13% will be eliminated by an increase from 14.5% to 16% in the discount rate, similarly for the same reporting unit a 10% decrease in the profit margin percentage will also eliminate the cushion
•
For another reporting unit the current cushion of 32% will be eliminated by a 17% decrease in the profit margin percentage.

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

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the Revolving Credit Facility. As of September 30, 2023 and 2022, we had $594.0 million and $600.0 million outstanding under the 2022 Term Loan Agreement, respectively, and no outstanding amounts under the Revolving Credit Facility at both dates. The 2022 Term Loan Agreement and Revolving Credit Facility bear interest at variable rates. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. For example, the Board of Governors of the Federal Reserve System increased interest rates multiple times in 2022 and 2023 in response to concerns about inflation, and it may raise interest rates again in the future. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities, after giving effect to related derivatives, as of September 30, 2023, 2022 and 2021, would have increased or decreased, respectively, annual cash interest by approximately $2.9 million, $3.0 million and $4.7 million, respectively.

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

Credit Risk

As of September 30, 2023 and 2022, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of products primarily to established distributors inside of the United States. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed. As of September 30, 2023, receivables from one customer represented 17.2% of gross trade receivables. As of September 30, 2022, two customers each represented more than 10% of gross trade receivables: Customer A was 10.6% and Customer B was 14.8%.

Foreign Currency Risk

Substantially all of our business is currently conducted in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar as compared to other currencies would have a material effect on our operating results.

Inflation

Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use and other costs, including freight and labor costs. Global inflation has increased during 2023, and geopolitical tensions and economic uncertainties have exacerbated inflationary pressures, including causing increases in the prices for goods and services and exacerbating global supply chain disruptions, which have resulted in, and may continue to result in, shortages in materials and services and related issues. Historically, we have generally been able over time to offset, in whole or in part, the effects of inflation and price fluctuations through sales price increases and production efficiencies associated with technological enhancements and volume growth; however, we cannot reasonably estimate our ability to offset any increases in raw material prices or freight or labor costs or other inflationary pressures in the future. Such sustained inflationary pressures may have an adverse effect on our business, financial condition and results of operations if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies.
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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2023, using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of September 30, 2023, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of September 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for our 2024 annual meeting of shareholders, or the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2023 fiscal year, and is herein incorporated by reference.

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

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, as well as their immediate family members and entities owned or controlled by them, and that is designed to promote compliance with insider trading laws, rules and regulations.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2023 fiscal year, and is herein incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2023 fiscal year, and is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2023 fiscal year, and is herein incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2023 fiscal year, and is herein incorporated by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Second Restated Certificate of Incorporation of The AZEK Company Inc.	8-K	3.2	03/01/2023	001-39322

3.2	Amended and Restated Bylaws of The AZEK Company Inc.	8-K	3.3	03/10/2022	001-39322

4.1	Registration Rights Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.2	08/14/2020	001-39322

4.2	Description of Registrant’s Securities	10-K	4.3	11/23/2021	001-39322

10.1	Amended and Restated Revolving Credit Agreement, dated as of March 9, 2017, by and among CPG International LLC, Barclays Bank PLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, TD bank, N.A. and The Huntington National Bank, as co-documentation agents, Deutsche Bank AG New York Branch as administrative and collateral agent and the lenders party thereto	S-1	10.1	02/07/2020	333-236325

10.2	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of June 5, 2020, among CPG International LLC, CPG Newco LLC, the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent	S-1/A	10.45	06/08/2020	333-236325

10.3	Second Amendment to Amended and Restated Revolving Credit Agreement, dated as of August 12, 2020, among CPG International LLC, The AZEK Company Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent	S-1	10.3	09/08/2020	333-248660

10.4	Third Amendment dated March 31, 2021 to Amended and Restated Revolving Credit Agreement dated as of March 9, 2017, among Borrower, the Company, the lenders party hereto and the Agent.	10-Q	10.2	05/14/2021	001-39322

10.5	Fourth Amendment, dated January 26, 2023, to Amended and Restated Revolving Credit Agreement, dated as of March 9, 2017, among CPG International LLC, The AZEK Company Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent.	10-Q	10.3	02/09/2023	001-39322

10.6	ABL Guarantee and Collateral Agreement, dated as of September 30, 2013, by and among CPG Merger Sub LLC, each other subsidiary of CPG Newco LLC party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent	S-1	10.2	02/07/2020	333-236325

10.7	Credit Agreement dated as of April 28, 2022, among CPG International LLC, the lenders party thereto and Bank of America, N.A, as administrative and collateral agent	8-K	10.1	05/03/2022	001-39322

10.8	Term Loan Guarantee and Collateral Agreement, dated as of April 28, 2022, among CPG International LLC, each of CPG International LLC’s subsidiaries identified therein and Bank of America, N.A. as administrative and collateral agent	8-K	10.2	05/03/2022	001-39322

10.9	Intercreditor Agreement, dated as of April 28, 2022, among Deutsche Bank, as ABL Agent, Bank of America, N.A., as Term Loan Agent, CPG International LLC, The AZEK Company Inc., and each of CPG International LLC’s subsidiaries identified therein	8-K	10.3	05/03/2022	001-39322

10.9†	Form of Indemnification Agreement	S-1	10.23	02/07/2020	333-236325

10.10†	Employment Agreement, dated as of May 26, 2016, by and between CPG International LLC and Jesse Singh	S-1	10.24	02/07/2020	333-236325

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.11†	Employment Offer Letter, dated as of September 20, 2017, by and between CPG International LLC and Jonathan Skelly	S-1	10.27	02/07/2020	333-236325

10.12†	Employment Agreement, dated as of July 14, 2021, by and between CPG International LLC and Peter Clifford	8-K	10.1	07/19/2021	001-39322

10.13†	Employment Offer Letter, dated as of September 14, 2021, by and between CPG International LLC and Samara Toole	10-Q	10.1	02/09/2023	001-39322

10.14†	Employment Offer Letter, dated as of December 12, 2020, by and between CPG International LLC and Morgan Walbridge	10-Q	10.2	02/09/2023	001-39322

10.14†	The AZEK Company Inc. 2020 Omnibus Incentive Compensation Plan	S-1	10.36	09/08/2020	333-248660

10.15†	Form of Restricted Stock Grant (Replacement Award for AOT Building Products, L.P. Profits Interests)	S-1	10.37	09/08/2020	333-248660

10.16†	Form of Nonqualified Stock Option Grant (Option Award for AOT Building Products, L.P. Profits Interests)	S-1	10.38	09/08/2020	333-248660

10.17†	Form of IPO Nonqualified Stock Option Award Agreement (Chair IPO Award)	S-1	10.39	09/08/2020	333-248660

10.18†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors	10-K	10.20	11/23/2021	001-39322

10.19†	Form of Time-Based Restricted Stock Unit Award Agreement (Mr. Skelly IPO Award)	S-1	10.39	02/07/2020	333-236325

10.20†	Form of Time-Based Restricted Stock Unit Award Agreement (2021, 2022 and 2023 Awards)	10-K	10.24	11/23/2021	001-39322

10.21*†	Form of Performance-Based Restricted Stock Unit Award Agreement (2021, 2022 and 2023 Awards)

10.22†	Form of Nonqualified Stock Option Award Agreement (2021, 2022 and 2023 Awards)	10-K	10.26	11/23/2021	001-39322

10.23†	Chairman IPO Award Letter Agreement, dated February 5, 2020, between CPG Newco LLC and Gary Hendrickson	S-1	10.41	02/07/2020	333-236325

10.24†	Form of Special Bonus Agreement	S-1/A	10.42	05/29/2020	333-236325

10.25†	Form of Amendment 1 to Special Bonus Agreement	S-1/A	10.43	05/29/2020	333-236325

10.26†	Key Employee Bonus Plan	10-K	10.31	11/23/2021	001-39322

10.27†	Form of Non-Employee Director Compensation Deferral Election Form	10-K	10.32	11/23/2021	001-39322

21.1*	Subsidiaries of the Registrant

23*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
97*	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The AZEK Company Inc.

Date: November 29, 2023	By:	/s/ Jesse Singh
Jesse Singh
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jesse Singh	Chief Executive Officer, President and Director	November 29, 2023
Jesse Singh	(Principal Executive Officer)

/s/ Peter Clifford	Senior Vice President, Chief Operations Officer and Chief Financial Officer	November 29, 2023
Peter Clifford	(Principal Financial Officer)

/s/ Randy Herth	Vice President, Chief Accounting Officer and Treasurer	November 29, 2023
Randy Herth	(Principal Accounting Officer)

/s/ Gary Hendrickson	Chairman of the Board of Directors	November 29, 2023
Gary Hendrickson

/s/ Sallie B. Bailey	Director	November 29, 2023
Sallie B. Bailey

/s/ Pamela Edwards	Director	November 29, 2023
Pamela Edwards

/s/ Howard Heckes	Director	November 29, 2023
Howard Heckes

/s/ Vernon J. Nagel	Director	November 29, 2023
Vernon J. Nagel

/s/ Harmit Singh	Director	November 29, 2023
Harmit Singh

/s/ Brian Spaly	Director	November 29, 2023
Brian Spaly

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The AZEK Company Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The AZEK Company Inc. and its subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Quantitative Goodwill Impairment Assessments - Certain Reporting Units

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $994.3 million as of September 30, 2023. Management tests goodwill for impairment annually during the fourth fiscal quarter ended September 30 or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below the carrying amount. The impairment evaluation may begin with a qualitative assessment, or the Company may proceed to a quantitative assessment to determine if goodwill is impaired. Management completed the annual goodwill impairment tests as of August 1, 2023, using a quantitative assessment for all six reporting units. In performing the quantitative test, management measures the fair value of the reporting units using an income-based approach and relevant data available through the testing date. Under the income approach, fair value is determined using a discounted cash flow method, projecting future cash flows of the reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. The key assumptions and factors used in this approach include, but are not limited to, revenue growth rates and profit margins based on internal Company forecasts, discount rates, perpetuity growth rates, future capital expenditures, and working capital requirements.

The principal considerations for our determination that performing procedures relating to the quantitative goodwill impairment assessments for certain reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the certain reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to profit margins for the certain reporting units and the discount rate related to one of the reporting units and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the quantitative goodwill impairment assessment, including controls over the valuation of the certain reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value of the certain reporting units; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of the underlying data used in the method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to profit margins for the certain reporting units and the discount rate related to one of the reporting units. Evaluating management’s assumptions related to profit margins involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the certain reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

November 29, 2023

We have served as the Company’s auditor since 2010.

The AZEK Company Inc.

Consolidated Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	As of September 30,
	2023	2022
ASSETS:
Current assets:
Cash and cash equivalents	$278,314	$120,817
Trade receivables, net of allowances	57,660	90,159
Inventories	221,101	299,905
Prepaid expenses	13,595	17,212
Other current assets	12,300	2,501
Total current assets	582,970	530,594
Property, plant and equipment, net	501,023	517,913
Goodwill	994,271	993,995
Intangible assets, net	199,497	245,835
Other assets	87,793	94,754
Total assets	$2,365,554	$2,383,091
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$56,015	$48,987
Accrued rebates	60,974	50,479
Accrued interest	260	4,436
Current portion of long-term debt obligations	6,000	6,000
Accrued expenses and other liabilities	71,994	72,589
Total current liabilities	195,243	182,491
Deferred income taxes	56,330	65,195
Long-term debt — less current portion	580,265	584,879
Other non-current liabilities	104,073	106,083
Total liabilities	$935,911	$938,648
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at September 30, 2023 and September 30, 2022, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,967,736 shares issued at September 30, 2023, and 155,157,220 issued at September 30, 2022	156	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at September 30, 2023 and September 30, 2022	—	—
Additional paid-in capital	1,662,322	1,630,378
Accumulated deficit	(45,047)	(113,002)
Accumulated other comprehensive income (loss)	1,878	—
Treasury stock, at cost, 8,268,423 shares at September 30, 2023 and 4,116,570 shares at September 30, 2022	(189,666)	(73,088)
Total stockholders’ equity	1,429,643	1,444,443
Total liabilities and stockholders’ equity	$2,365,554	$2,383,091

The accompanying notes are an integral part of these Consolidated Financial Statements.

The AZEK Company Inc.

Consolidated Statements of Comprehensive Income

(In thousands of U.S. dollars, except for share and per share amounts)

	Years Ended September 30,
	2023	2022	2021
Net sales	$1,370,316	$1,355,586	$1,178,974
Cost of sales	932,663	946,266	789,023
Gross profit	437,653	409,320	389,951
Selling, general and administrative expenses	305,162	279,889	244,205
Other general expenses	1,065	—	2,592
Loss on disposal of plant, property and equipment	249	496	1,025
Operating income	131,177	128,935	142,129
Other expenses:
Interest expense, net	39,293	24,956	20,311
Total other expenses	39,293	24,956	20,311
Income before income taxes	91,884	103,979	121,818
Income tax expense	23,929	28,754	28,668
Net income	$67,955	$75,225	$93,150
Other comprehensive income:
Unrealized gain due to change in fair value of derivatives, net of tax	$1,878	$—	$—
Total other comprehensive income	1,878	—	—
Comprehensive income	$69,833	$75,225	$93,150

Net income per common share:
Basic	$0.45	$0.49	$0.61
Diluted	$0.45	$0.49	$0.59

Weighted average shares used in calculating net income per common share:
Basic	150,162,256	153,510,110	153,777,859
Diluted	150,849,896	154,517,843	156,666,394

The accompanying notes are an integral part of these Consolidated Financial Statements.

The AZEK Company Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. dollars, except for share amounts)

	Common Stock				Treasury Stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance — September 30, 2020	154,637,240	$155	100	$—	—	$—	$1,587,208	$(283,475)	$—	$1,303,888
Adoption of ASU 2016-02	—	—	—	—	—	—	—	2,098	—	2,098
Net income	—	—	—	—	—	—	—	93,150	—	93,150
Stock-based compensation	—	—	—	—	—	—	22,250	—	—	22,250
Vesting of restricted stock	14,681	—	—	—	—	—	—	—	—	—
Exercise of vested stock options	260,338	—	—	—	—	—	5,988	—	—	5,988
Cancellation of restricted stock awards	(45,946)	—	—	—	—	—	—	—	—	—
IPO costs	—	—	—	—	—	—	(210)	—	—	(210)
Balance – September 30, 2021	154,866,313	$155	100	$—	—	$—	$1,615,236	$(188,227)	$—	$1,427,164
Net income	—	—	—	—	—	—	—	75,225	—	75,225
Stock-based compensation	—	—	—	—	—	—	17,971	—	—	17,971
Exercise of vested stock options	260,649	—	—	—	—	—	5,995	—	—	5,995
Cancellation of restricted stock awards	(16,425)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	46,683	—	—	—	—	—	(429)	—	—	(429)
Treasury stock purchases	—	—	—	—	4,116,570	(73,088)	(8,395)	—	—	(81,483)
Balance – September 30, 2022	155,157,220	$155	100	$—	4,116,570	$(73,088)	$1,630,378	$(113,002)	$—	$1,444,443
Net income	—	—	—	—	—	—	—	67,955	—	67,955
Other comprehensive income	—	—	—	—	—	—	—	—	1,878	1,878
Stock-based compensation	—	—	—	—	—	—	18,518	—	—	18,518
Exercise of vested stock options	650,138	1	—	—	—	—	14,954	—	—	14,955
Cancellation of restricted stock awards	(19,306)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	179,684	—	—	—	—	—	(1,528)	—	—	(1,528)
Treasury stock purchases	—	—	—	—	4,151,853	$(116,578)	—	—	—	(116,578)
Balance – September 30, 2023	155,967,736	$156	100	$—	8,268,423	$(189,666)	$1,662,322	$(45,047)	$1,878	$1,429,643

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-1

The AZEK Company Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Years Ended September 30,
	2023	2022	2021
Operating activities:
Net income	$67,955	$75,225	$93,150
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation expense	86,206	67,996	51,802
Amortization expense	46,338	50,537	49,802
Non-cash interest expense	1,647	5,638	3,110
Non-cash lease expense	(251)	(275)	(88)
Deferred income tax expense (benefit)	(9,487)	19,684	25,529
Non-cash compensation expense	18,518	27,512	22,250
Loss on disposition of property, plant and equipment	2,220	496	1,025
Bad debt provision	731	290	342
Changes in operating assets and liabilities:
Trade receivables	31,768	(8,545)	(6,772)
Inventories	78,688	(97,459)	(58,819)
Prepaid expenses and other current assets	(3,675)	(4,300)	(5,892)
Accounts payable	22,596	(32,146)	16,071
Accrued expenses and interest	17,416	(1,345)	14,910
Other assets and liabilities	1,872	2,527	1,259
Net cash provided by operating activities	362,542	105,835	207,679
Investing activities:
Purchases of property, plant and equipment	(88,545)	(170,938)	(175,119)
Proceeds from sale of property, plant and equipment	202	649	46
Purchases of intangible assets	—	(1,500)	—
Acquisitions, net of cash acquired	(161)	(108,387)	—
Net cash used in investing activities	(88,504)	(280,176)	(175,073)
Financing activities:
Proceeds under Revolving Credit Facility	25,000	40,000	—
Payments under Revolving Credit Facility	(25,000)	(40,000)	—
Payments of financing fees related to Term Loan Agreement	—	—	(939)
Payments of Term Loan Agreement	—	(467,654)	—
Proceeds from 2022 Term Loan Agreement	—	595,500	—
Payments on 2022 Term Loan Agreement	(6,000)	—	—
Payments of debt issuance costs related to 2022 Term Loan Agreement	—	(3,442)	—
Repayments of finance lease obligations	(2,619)	(3,865)	(1,921)
Payments of INTEX contingent consideration	(5,850)	—	—
Payments of initial public offering related costs	—	—	(210)
Exercise of vested stock options	14,954	5,995	5,988
Cash paid for shares withheld for taxes	(1,528)	(429)	—
Purchases of treasury stock	(115,498)	(81,483)	—
Net cash provided by (used in) financing activities	(116,541)	44,622	2,918
Net increase (decrease) in cash and cash equivalents	157,497	(129,719)	35,524
Cash and cash equivalents at beginning of period	120,817	250,536	215,012
Cash and cash equivalents at end of period	$278,314	$120,817	$250,536
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$41,728	$14,899	$17,119
Cash paid for income taxes, net	34,480	10,549	4,620
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$7,703	$29,562	$16,177
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	3,830	33,400	57,817

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

During the three months ended June 30, 2023, the Company completed an offering of 16,100,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriter of its option to purchase up to 2,100,000 additional shares of Class A common stock, at a public offering price of $24.36 per share. The shares were sold by certain of the Selling Stockholders. The Company did not receive any of the proceeds from the sale of the shares by those Selling Stockholders. In connection with the offering the Company incurred approximately $1.1 million in expenses.

In connection with the offering, the Company agreed to purchase from the underwriter 1,477,832 shares of its Class A common stock being sold by the Selling Stockholders to the underwriter at a price per share equal to the price being paid by the underwriter to the Selling Stockholders, resulting in an aggregate purchase price of approximately $36.0 million.

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

Customer contracts are typically fixed price and short-term in nature. The transaction price is based on the product specifications and is determined at the time of order. The Company does not engage in contracts greater than one year, and therefore does not have any incremental costs capitalized as of September 30, 2023 or September 30, 2022. The Company may offer various sales incentive programs throughout the year. It estimates the amount of sales incentive to allocate to each performance obligation, or product shipped, using the most-likely-amount method of estimation, based on sales to the direct customer or sell-through customer. The estimate is updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as part of net revenue in the period in which the change occurs under the cumulative catch-up method. In addition to sales incentive programs, the Company may offer a payment discount, if payments are received within 30 days. The Company estimates the payment discount that it believes will be taken by the customer based on prior history and using the most-likely-amount method of estimation. The Company believes the most-likely-amount method best predicts the amount of consideration to which it will be entitled. The payment discounts are also reflected as part of net revenue. The total amount of incentives were $132.6 million, $105.8 million and $92.5 million for the years ended September 30, 2023, 2022 and 2021, respectively.

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

Advertising Costs

Advertising costs primarily relate to trade publication advertisements, cooperative advertising, product brochures and samples. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Consolidated Statements of Comprehensive Income. Total advertising expenses were approximately $62.2 million, $52.5 million and $37.8 million for the years ended September 30, 2023, 2022 and 2021, respectively.

Research and Development Costs

Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Consolidated Statements of Comprehensive Income. Total research and development expenses were approximately $9.2 million, $9.5 million, and $7.4 million, for the years ended September 30, 2023, 2022 and 2021, respectively.

Cash and Cash Equivalents

The Company considers cash and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates or equals fair value due to their short-term nature.

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. As of September 30, 2023, cash and cash equivalents were maintained at major financial institutions in the United States, and current deposits are in excess of insured limits. The Company believes these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to the Company. The Company has not experienced any losses in such accounts.

Sales to certain Residential segment distributors accounted for 10% or more of the Company’s total net sales in 2023, 2022 and 2021 were as follows:

	Years Ended September 30,
	2023	2022	2021
Distributor A	18.7%	19.3%	23.3%

At September 30, 2023, receivables from one customer represented 17.2% of gross trade receivables. At September 30, 2022, two customers each represented more than 10% of gross trade receivables: Customer A was 10.6% and Customer B was 14.8%.

For each year ended September 30, 2023, 2022 and 2021, approximately 17%, 16% and 18%, respectively, of the Company’s materials purchases were purchased from its largest supplier.

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

Product Warranties

The Company provides product assurance warranties of various lengths and terms to certain customers based on standard terms and conditions. The Company provides for the estimated cost of warranties at the time revenue is recognized based on management’s judgment, considering such factors as cost per claim, historical experience, anticipated rates of claims, and other available information. Management reviews and adjusts these estimates, if necessary, based on the differences between actual experience and historical estimates. Refer to Note 8 for additional information.

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

PP&E is evaluated for impairment at the asset group level. If a triggering event suggests that a potential impairment has occurred, recoverability of these assets is assessed by evaluating whether or not future estimated undiscounted net cash flows are less than the carrying amount of the assets. If the estimated cash flows are less than the carrying amount, the assets are written down to their fair value through an impairment loss recognized as a non-cash component of “Operating income (loss)” within the Consolidated Statements of Comprehensive Income. The Company did not record an impairment charge for the years ended September 30, 2023, 2022 and 2021.

During the year ended September 30, 2023, 2022 and 2021, the Company recognized losses on disposal of fixed assets in the ordinary course of business of $0.2 million, $0.5 million and $1.0 million, respectively, the losses related to assets in the Residential segment. These losses are classified as “Loss on disposal of property, plant and equipment” in a separate caption within the Consolidated Statements of Comprehensive Income within “Operating income”.

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

The Company completed the annual goodwill impairment tests as of August 1, 2023, 2022 and 2021, using a quantitative assessment for all six of the reporting units, a qualitative assessment for five reporting units and a quantitative assessment for one of the reporting units, and a qualitative assessment for three reporting units and a quantitative assessment for one of the reporting units, respectively. As a result of these respective annual assessments, the Company noted that the fair value of each reporting unit was determined to be in excess of the carrying value and as such, there were no impairment charges for the years ended September 30, 2023, 2022 and 2021. Refer to Note 5 for additional information.

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

If a triggering event suggests that a potential impairment has occurred, recoverability of these assets is assessed by evaluating the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the long-lived assets. If the estimated cash flows are less than the carrying amount of the long-lived assets, the assets are written down to their fair value through an impairment loss recognized as a non-cash component of “Operating income (loss)”. The Company did not record an impairment charge for the years ended September 30, 2023, 2022 and 2021. Refer to Note 5 for additional information.

Deferred Financing Costs, Net

The Company has recorded deferred financing costs incurred in conjunction with its debt obligations. The Company amortizes debt issuance costs over the remaining life of the related debt using the straight-line method for the Revolving Credit Facility and the effective interest method for other debt. Deferred financing costs, net of accumulated amortization, are presented as “Other assets” (non-current) in the Consolidated Balance Sheets, insofar as they relate to the Revolving Credit Facility. Deferred financing costs related to the 2022 Term Loan Agreement are recorded as a reduction of “Long-term debt – less current portion” in the Consolidated Balance Sheets. Refer to Note 7 for additional information.

Stock-Based Compensation

The Company determines the expense for all employee stock-based compensation awards by estimating their fair value and recognizing such value as an expense, on a straight-line, ratable or cliff basis, depending on the award, in the Consolidated Financial Statements over the requisite service period in which employees earn the awards. The Company estimates the fair value for service-based awards granted to employees using the Black Scholes pricing model. The fair value of performance-based awards that are expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period. The fair value of service-based awards that are expected to vest is recognized as compensation expense on either (1) straight-line basis, (2) a ratable vesting basis or (3) a cliff vesting basis. The Company accounts for forfeitures as they occur.

To determine the fair value of a stock-based award using Black Scholes models, the Company makes assumptions regarding the risk-free interest rate, expected future volatility, expected dividend yield and performance period. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company estimates the expected volatility of the share price by reviewing the estimated post-IPO volatility levels of its common stock in conjunction with the historical volatility levels of public companies that operate in similar industries or are similar in terms of stage of development or size and then projecting this information toward its future expected volatility. The Company exercises judgment in selecting these companies, as well as in evaluating the available historical and implied volatility for these companies. Dividend yield is determined based on the Company’s future plans to pay dividends. The Company calculates the performance period based on the specific market condition to be achieved and derived from estimates of future performance. The Company calculates the expected term in years for each stock option using a simplified method based on the average of each option’s vesting term and original contractual term. The simplified method is used due to the lack of sufficient historical data available to provide a reasonable basis upon which to estimate the expected term of each stock option.

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

See Note 10 for additional information.

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

Revision of Previously Filed Quarterly Reports

During the fourth quarter of fiscal year 2023, the Company identified an error in its statement of cash flows related to classification of contingent consideration payments in connection with a recent acquisition. In the six and nine month periods ended March 31, 2023 and June 30, 2023, the Company classified such payments made more than three months from the date of the acquisition of $1.0 million and $5.8 million, respectively, within the operating activities section as opposed to within the financing activities section of the statement of cash flows. The Company evaluated the impact of the errors individually and in the aggregate on its previously issued financial statements, from both a qualitative and a quantitative perspective, and concluded that the errors were not material to any of the prior periods or to the current period financial statements. The Company determined that it will be appropriate to revise the related historical periods within statement of cash flows in the quarterly reports to be filed for the six and nine month periods ending March 31, 2024 and June 30, 2024 to achieve comparability in the financial statements.

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

The Company also engages in customer rebates, which are recorded in “Net sales” in the Consolidated Statements of Comprehensive Income and in “Accrued rebates” and “Trade receivables” in the Consolidated Balance Sheets. The Company recorded accrued rebates of $61.0 million, $50.5 million and $44.3 million as of September 30, 2023, 2022 and 2021, respectively, and contra trade receivables of $6.0 million, $6.1 million and $3.3 million as of September 30, 2023, 2022 and 2021, respectively. The rebate activity was as follows (in thousands).

	As of September 30,
	2023	2022	2021
Beginning balance	$56,542	$47,648	$32,679
Rebate expense	106,762	88,057	76,763
Rebate payments	(96,346)	(79,163)	(61,794)
Ending balance	$66,958	$56,542	$47,648

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

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out (“FIFO”) basis. Inventories consisted of the following (in thousands):

	As of September 30,
	2023	2022
Raw materials	$67,330	$72,464
Work in process	37,038	39,829
Finished goods	116,733	187,612
Total inventories	$221,101	$299,905

.

4. PROPERTY, PLANT AND EQUIPMENT — NET

Property, plant and equipment — net consisted of the following (in thousands):

	As of September 30,
	2023	2022
Land and improvements	$4,829	$3,350
Buildings and improvements	129,031	110,300
Manufacturing equipment	624,754	540,536
Computer equipment	32,300	28,198
Furnitures and fixtures	7,290	6,867
Vehicles	1,105	941
Total property, plant and equipment	799,309	690,192
Construction in progress	94,422	140,566
	893,731	830,758
Accumulated depreciation	(392,708)	(312,845)
Total property, plant and equipment – net	$501,023	$517,913

Depreciation expense was approximately $81.2 million, $64.5 million and $50.6 million in the years ended September 30, 2023, 2022 and 2021, respectively. During the years ended September 30, 2023, 2022 and 2021, $5.2 million, $5.6 million and $2.2 million of interest was capitalized, respectively.

5. GOODWILL AND INTANGIBLE ASSETS — NET

Goodwill

Goodwill consisted of the following (in thousands):

	Residential	Commercial	Total
Goodwill before impairment as of September 30, 2022	$953,606	$72,589	$1,026,195
Accumulated impairment losses as of September 30, 2022	—	(32,200)	(32,200)
Goodwill, net as of September 30, 2022	$953,606	$40,389	$993,995
Acquisitions	276	—	276
Goodwill before impairment as of September 30, 2023	$953,882	$72,589	$1,026,471
Accumulated impairment losses as of September 30, 2023	—	(32,200)	(32,200)
Goodwill, net as of September 30, 2023	$953,882	$40,389	$994,271

Intangible assets, net

The Company does not have any indefinite lived intangible assets other than goodwill as of September 30, 2023 and 2022.

Finite-lived intangible assets consisted of the following (in thousands):

		As of September 30, 2023
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$300,400	$(253,608)	$46,792
Trademarks	5 — 20	230,240	(164,759)	65,481
Customer relationships	12 — 19	176,852	(92,268)	84,584
Patents	9 — 10	8,500	(5,913)	2,587
Other intangible assets	3 — 15	4,076	(4,023)	53
Total intangible assets		$720,068	$(520,571)	$199,497

		As of September 30, 2022
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$300,400	$(236,024)	$64,376
Trademarks	5 — 20	230,240	(151,259)	78,981
Customer relationships	12 — 19	176,852	(78,015)	98,837
Patents	9 — 10	8,500	(4,950)	3,550
Other intangible assets	3 — 15	4,076	(3,985)	91
Total intangible assets		$720,068	$(474,233)	$245,835

Amortization expense was approximately $46.3 million, $50.5 million and $49.8 million for the years September 30, 2023, 2022 and 2021, respectively. As of September 30, 2023, the remaining weighted average amortization period for acquired intangible assets was 11.2 years.

Amortization expense relating to these amortizable intangible assets as of September 30, 2023, is expected to be as follows (in thousands):

2024	$40,748
2025	35,204
2026	29,660
2027	24,115
2028	18,572
Thereafter	51,198
Total	$199,497

6. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Allowance for Losses

Allowance for losses consisted of the following (in thousands):

	As of September 30,
	2023	2022	2021
Beginning balance	$1,397	$1,109	$1,332
Provision	731	290	342
Bad debt write-offs	(355)	(2)	(565)
Ending balance	$1,773	$1,397	$1,109

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	As of September 30,
	2023	2022
Employee related liabilities	$34,313	$36,866
Taxes	6,959	142
Lease liability operating	4,180	5,223
Customer deposits	4,152	2,494
Marketing	3,868	4,272
Construction in progress	2,863	9,032
Lease liability finance	2,777	2,366
Warranty	2,739	2,900
Utilities	2,141	794
Professional fees	2,073	2,089
Freight	1,242	1,821
Commissions	991	1,032
Other	3,696	3,558
Total accrued expenses and other current liabilities	$71,994	$72,589

7. DEBT

Debt consisted of the following (in thousands):

	As of September 30,
	2023	2022
2022 Term Loan due April 28, 2029 — SOFR + 2.50% + 0.1% (7.92% at September 30, 2023 and 4.09% at September 30, 2022)	$594,000	$600,000
Revolving Credit Facility through March 31, 2026 - SOFR + 0.1%	—	—
Total	594,000	600,000
Less unamortized deferred financing fees	(3,996)	(4,712)
Less unamortized original issue discount	(3,739)	(4,409)
Less current portion	(6,000)	(6,000)
Long-term debt — less current portion and unamortized financing fees	$580,265	$584,879

As of September 30, 2023, the Company scheduled fiscal year debt payment on the 2022 Term Loan Agreement as follows (in thousands):

2024	$6,000
2025	6,000
2026	6,000
2027	6,000
2028	6,000
Thereafter	564,000
Total	$594,000

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

On April 28, 2022, The AZEK Group LLC entered into a new $600.0 million first lien term loan credit agreement (the “2022 Term Loan Agreement”), the proceeds of which were applied, among other uses, to prepay the obligations of the Term Loan Agreement in full. The 2022 Term Loan Agreement is a first lien term loan and will mature on April 28, 2029, subject to acceleration or prepayment. The 2022 Term Loan Agreement will amortize in equal quarterly installments of 0.25% of the aggregate principal amount of the loans outstanding, subject to reduction for certain prepayments. The loans thereunder bear an interest rate equal to (i) in the case of ABR borrowings, the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Prime Rate as in effect on such day and (c) the one-month Term Secured Overnight Financing Rate ("SOFR") plus 1.00% per annum, provided that in no event will the alternative base rate be less than 1.50% per annum, plus an applicable margin of 1.50% and (ii) in the case of SOFR borrowings, the Term SOFR rate for the applicable interest period, in each case, plus an applicable margin of 2.50%. As of September 30, 2023 and 2022, The AZEK Group LLC had $594.0 million and $600.0 million outstanding under the 2022 Term Loan Agreement.

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

In connection with the April 28, 2022 refinancing, the Company recognized $5.1 million in interest expense in the year ended September 30, 2022, of which $0.5 million is related to the write-off of unamortized debt discount and debt issuance costs and $4.6 million is related to third-party costs of debt modification. The Company incurred $4.5 million in lender fees which, together with $1.8 million in remaining unamortized debt discount and debt issuance costs and $3.4 million in third-party costs for new lenders, have been recorded as a reduction of long-term debt and are being amortized over the remaining contractual life of the 2022 Term Loan Agreement using the effective interest method.

As of September 30, 2023 and 2022, unamortized deferred financing fees related to the 2022 Term Loan Agreement were $4.0 million and $4.7 million.

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

The AZEK Group LLC had no outstanding borrowings under the Revolving Credit Facility as of September 30, 2023 and September 30, 2022. In addition, The AZEK Group LLC had $2.8 million of outstanding letters of credit held against the Revolving Credit Facility as of both September 30, 2023 and September 30, 2022. The AZEK Group LLC had approximately $147.2 million available under the borrowing base for future borrowings as of September 30, 2023. The AZEK Group LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

In connection with the March 31, 2021 amendment, the Company recognized $0.1 million in interest expense in the year ended September 30, 2021 related to the write-off of unamortized debt issuance costs. The Company incurred $0.9 million in lender and third-party fees which, together with $0.5 million in remaining unamortized debt issuance costs, have been recorded as other assets and are being amortized over the remaining contractual life of the facility on a straight-line basis. Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility at September 30, 2023 and September 30, 2022 were $0.7 million and $0.9 million, respectively.

On January 26, 2023, The AZEK Group LLC further amended the Revolving Credit Facility, replacing all LIBOR-based provisions with provisions reflecting SOFR, including, without limitation, the use of a new Adjusted Term SOFR benchmark rate equal to Term SOFR (as defined in the Revolving Credit Agreement) plus 0.10%.

A “commitment fee” accrues on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points. The commitment fees were $0.6 million, $0.5 million and $0.6 million for the years ended September 30, 2023, 2022 and 2021, respectively.

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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, The AZEK Group LLC would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to The AZEK Group LLC’s ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of September 30, 2023, The AZEK Group LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

Interest expense consisted of the following (in thousands):

	Years Ended September 30,
	2023	2022	2021
Interest expense
2022 Term Loan Agreement	$41,936	$10,640	$—
Term Loan Agreement	—	8,824	17,826
Revolving Credit Facility	718	838	629
Other	4,484	3,661	828
Amortization
Debt issue costs
2022 Term Loan Agreement	716	4,892	—
Term Loan Agreement	—	1,056	2,497
Revolving Credit Facility	262	262	495
Original issue discounts
2022 Term Loan Agreement	670	279	—
Term Loan Agreement	—	126	193
Less capitalized interest	(5,211)	(5,622)	(2,157)
Interest expense	43,575	24,956	20,311
Less interest income	(4,282)	—	—
Interest expense, net	$39,293	$24,956	$20,311

Refer to Note 10 for information pertaining to the fair value of the Company’s debt as of September 30, 2023 and 2022.

8. PRODUCT WARRANTIES

The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved.

The warranty reserve activity was as follows (in thousands):

	As of September 30,
	2023	2022
Beginning balance	$15,023	$12,699
Adjustments to reserve	3,657	5,030
Warranty claims payment	(2,485)	(2,706)
Ending balance	16,195	15,023
Current portion of accrued warranty	(2,739)	(2,900)
Accrued warranty — less current portion	$13,456	$12,123

9. LEASES

On October 1, 2020, the Company adopted ASU 2016-02, "Leases (Topic 842)," and the related amendments (collectively "ASC 842").

The Company leases vehicles, machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. We sublease excess office real estate to a third-party tenant. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As of both September 30, 2023 and 2022, amounts associated with leases are included in Other assets, Accrued expense and other liabilities and Other non-current liabilities in our consolidated balance sheet.

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

Lease assets and lease liabilities as of September 30, 2023 and 2022 were as follows:

		As of September 30,
Leases	Classification on Balance Sheet	2023	2022
Assets
ROU operating lease assets	Other assets	$15,423	$19,724
Finance lease assets	Other assets	71,529	73,541
Total lease assets		$86,952	$93,265

Liabilities
Current
Operating	Accrued expenses and other liabilities	$4,180	$5,223
Finance	Accrued expenses and other liabilities	2,777	2,366
Non-Current
Operating	Other non-current liabilities	13,699	17,261
Finance	Other non-current liabilities	75,718	75,706
Total lease liabilities		$96,374	$100,556

The components of lease expense for the years ended September 30, 2023, 2022 and 2021 were as follows:

	Years Ended September 30,
(in thousands)	2023	2022	2021
Operating lease expense	$5,920	$5,669	$4,007
Finance lease amortization of assets	5,053	3,477	1,191
Finance lease interest on lease liabilities	4,391	3,616	827
Short term	392	574	133
Sublease income	(293)	(347)	(428)
Total lease expense	$15,463	$12,989	$5,730

Cash flows related to leases for the years ended September 30, 2023, 2022 and 2021 were as follows:

	Years Ended September 30,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash flows	$6,171	$5,973	$4,096
Finance leases - Operating cash flows	4,391	3,617	827
Finance leases - Financing cash flows	2,619	249	1,921
Leased assets obtained in exchange for operating lease liabilities	3,041	5,487	10,239
Leased assets obtained in exchange for finance lease liabilities	789	27,438	47,578

The table below present supplemental information related to leases as of September 30, 2023 and 2022:

	As of September 30,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	6.8	6.9
Finance leases	25.4	26.5
Weighted-average discount rate
Operating leases	4.4%	4.1%
Finance leases	5.8%	5.9%

Maturities of Lease Liabilities

The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of September 30, 2023:

	As of September 30, 2023
(in thousands)	Operating Leases	Finance Leases	Total
2024	$4,856	$7,101	$11,957
2025	3,919	6,998	10,917
2026	2,594	6,835	9,429
2027	1,906	6,368	8,274
2028	1,642	5,265	6,907
Thereafter	6,070	117,013	123,083
Total lease payments	20,987	149,580	170,567
Less: Interest	(3,108)	(71,085)	(74,193)
Present Value of lease liability	$17,879	$78,495	$96,374

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

Financial instruments with a fair value different from carrying value—The Company has, where appropriate, estimated the fair value of financial instruments for which the amortized cost carrying value may be significantly different than the fair value. As of September 30, 2023 and 2022, these instruments include outstanding debt. As described in Note 7 Debt, the Company records debt at amortized cost. The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	As of September 30,
	2023		2022
	Principle Outstanding	Estimated Fair Value	Principle Outstanding	Estimated Fair Value
2022 Term Loan Agreement due April 28, 2029	$594,000	$595,485	$600,000	$586,500

The fair values of the debt instrument were determined using trading prices between qualified institutional buyers; therefore, are classified as Level 2.

Financial instruments remeasure at fair value on a recurring basis – During the year ended September 30, 2022, the Company entered into an arrangement for a contingent payment to the former owner and employee of StruXure. The contingent payment is based on achievement of a minimum EBITDA amount and a multiple of EBITDA, for EBITDA exceeding a higher threshold for calendar year 2022. Based on the formula, the potential contingent payout can range from zero to $13.9 million. At the date of acquisition, the fair value was estimated to be $9.5 million. As of March 31, 2023, the fair value was increased to $12.7 million based on the actual EBITDA amount for StruXure. Compensation expense of $9.5 million was recognized for the year ended September 30, 2022 and $3.2 million was recognized for the year ended September 30, 2023. The Company paid $12.7 million as settlement of the contingent liability in April, 2023.

In connection with the acquisition of INTEX on August 1, 2022, the Company entered into a contingent consideration arrangement with the former owner of INTEX. The contingent consideration is based on achievement of a minimum gross profit amount for calendar year 2022. Based on the formula, the potential contingent consideration can range from zero to $6.2 million. At the date of acquisition, the fair value was estimated to be $5.8 million. As of December 31, 2022, the fair value was increased to $6.2 million. Contingent payment of $5.8 million was included in the acquisition purchase price at the date of acquisition and the change in fair value of $0.4 million was recognized in selling, general and administrative expense for the year ended September 30, 2023. The Company paid $6.2 million as settlement of the contingent liability in fiscal year 2023.

Derivative Instruments - The Company’s objective in using interest rate derivative instruments is to hedge against interest rate volatility associated with its senior secured credit facilities by converting a portion of its floating rate debt to fixed rate debt. In November 2022, the Company entered into two interest rate swap agreements with Barclays Bank PLC (“Barclays”) to manage interest rate risk related to 2022 Term Loan. Each agreement has a notional amount of $150 million and will expire on October 31, 2025. One agreement swaps variable interest at a rate based on SOFR with a fixed rate of 4.39% and the second with a fixed rate of 4.48%.

At the inceptions of the swap agreements and as of September 30, 2023, both swaps were designated and qualified as cash flow hedges in accordance with ASC 815. Their gain (loss) is recorded in Accumulated other comprehensive income (loss) and then reclassified into Interest expense in the same period in which the hedged transaction affects earnings. As of September 30, 2023, the Company expects to reclass approximately $2.6 million ($1.9 million after-tax) as a reduction to interest expense in the next 12 months.

The following table provides the fair values of the interest rate derivative instruments as well as their classification on the Balance Sheet as of September 30, 2023 and 2022 (in thousands):

			Fair Value as of
	Fair Value Hierarchy	Balance Sheet Location	September 30, 2023	September 30, 2022
Assets
Interest rate swaps	Level 2	Other current assets	$2,558	$—
Liabilities
Interest rate swaps	Level 2	Other non-current liabilities	$65	$—

The Company estimates the fair value of interest rate swaps using a valuation model based on observable market data, such as yield curves. Both swaps are classified as Level 2 measurement in the fair value hierarchy.

The following table summarizes the effects of the interest rate derivative instruments on Accumulated other comprehensive income (loss) as of September 30, 2023 (in thousands):

	Before-tax Amount	Income Tax Expense	Net of Tax Amount
Balance - September 30, 2022	$—	$—	$—
Amount of gain recognized in other comprehensive income	3,474	870	2,604
Amount of gain reclassified from accumulated other comprehensive income (loss) into net income	(981)	(255)	(726)
Balance - September 30, 2023	$2,493	$615	$1,878

The Company recognizes the reclassification of gain from Accumulated other comprehensive income (loss) to Net income in Interest expense, net within the Consolidated Statements of Comprehensive Income.

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

The Company has two reportable segments, Residential and Commercial. The reportable segments were determined primarily based on products and end markets as follows:

•
Residential—The Residential segment manufactures and distributes decking, railing, trim, moulding, pergolas and cabanas and accessories through a national network of dealers and distributors and multiple home improvement retailers providing extensive geographic coverage and enabling the Company to effectively serve contractors. The addition of StruXure provides high-quality and innovative aluminum pergolas and cabanas that is complementary to TimberTech portfolio. The addition of INTEX strengthens the existing Railing and Exteriors portfolios. This segment is impacted by trends in and the strength of home repair and remodel activity.
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

The accounting policies of the operating segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. Currently foreign revenue accounts for less than 10% of consolidated revenue. The Company does not disclose assets outside of the United States as they totaled less than 10% of the consolidated assets as of September 30, 2023, 2022 and 2021.

The segment data below includes data for Residential and Commercial for the years ended and as of September 30, 2023, 2022 and 2021 (in thousands).

	Years Ended and As of September 30,
	Residential			Commercial			Corporate and Eliminations			Total
	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net Sales	$1,222,866	$1,168,751	$1,044,126	$147,450	$186,835	$134,848	$—	$—	$—	$1,370,316	$1,355,586	$1,178,974
Adjusted EBITDA	329,853	323,377	314,563	31,008	40,255	19,323	(69,638)	(62,592)	(59,699)	291,223	301,040	274,187
Capital Expenditures	81,592	162,739	169,490	4,321	5,645	3,473	2,632	2,554	2,156	88,545	170,938	175,119
Depreciation and Amortization	119,466	105,421	88,732	8,789	9,332	9,127	4,289	3,780	3,745	132,544	118,533	101,604
Goodwill	953,882	953,606	911,001	40,389	40,389	40,389	—	—	—	994,271	993,995	951,390
Total Assets	2,150,994	2,173,069	1,953,126	192,865	186,824	200,277	21,695	23,198	34,431	2,365,554	2,383,091	2,187,834

	Years Ended September 30,
	2023	2022	2021
Segment Adjusted EBITDA
Residential	$329,853	$323,377	$314,563
Commercial	31,008	40,255	19,323
Total Adjusted EBITDA for reporting segments	$360,861	$363,632	$333,886
Unallocated net expenses	(69,638)	(62,592)	(59,699)
Adjustments to income (loss) before income tax provision (benefit)
Depreciation and amortization	(132,544)	(118,533)	(101,604)
Stock-based compensation costs	(18,704)	(18,105)	(22,670)
Acquisition and divestiture costs (1)	(6,890)	(13,406)	—
Secondary offering costs	(1,065)	—	(2,592)
Inventories (2)	—	(19,297)	—
Other costs (3)	(843)	(2,764)	(5,192)
Interest expense, net	(39,293)	(24,956)	(20,311)
Income (loss) before income taxes	$91,884	$103,979	$121,818

(1)
Acquisition and divestiture costs reflect costs directly related to completed acquisitions of $3.9 million and $11.5 million for fiscal years 2023 and 2022, respectively, costs related to divestiture of $3.0 million and $0.5 million for fiscal year 2023 and 2022, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $1.4 million for fiscal years 2022.

(2)
During the fourth quarter of fiscal year 2022, the Company updated the process by which it estimates the value of its inventory. This included updating the assumptions that are used in determining and treating certain capitalized costs, primarily by incorporating the impacts of changes in the amount of recycled content introduced into its products.
(3)
Other costs reflect reduction in workforce costs of $0.5 million and $1.6 million for fiscal years 2023 and 2022, respectively, costs for legal expenses of $0.3 million, $0.9 million and $2.3 million for fiscal years 2023, 2022 and 2021, respectively, other costs of $0.2 million for fiscal year 2022, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million and $2.4 million for fiscal years 2022 and 2021, respectively, and impact of the retroactive adoption of ASC 842 leases of $0.5 million for fiscal year 2021.

12. CAPITAL STOCK

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

The table below summaries the Company's repurchases of its Class A common stock during the year ended September 30, 2023 and 2022 (in thousands, except per share amount):

	Year Ended September 30,
	2023	2022
Total number of shares repurchased	4,152	4,117
Reacquisition cost (1), (2), (3)	$116,579	$81,483
Average price per share	$28.08	$19.79
(1)
Reacquisition cost in the year ended September 30, 2023 includes the $36.0 million repurchase from the underwriter upon the completion of the secondary offering. The remaining repurchases in the year ended September 30, 2023 were made through open market transactions.
(2)
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), that includes, among other provisions, a one percent excise tax on net repurchases of stock after December 31, 2022. As of September 30, 2023, the Company recognized $1.1 million excise tax as reacquisition cost of share repurchases.

(3)
During the year ended September 30, 2022, the Company repurchased $50.0 million of shares under an accelerated share repurchase agreement ("ASR") and $31.5 million of shares on the open market.

As of September 30, 2023, the Company had approximately $201.9 million available for repurchases under the Share Repurchase Program.

At September 30, 2023, the following amounts were issued and outstanding: 147,699,313 shares of Class A common stock and 100 shares of Class B common stock. The Company has not issued any shares of preferred stock.

13. STOCK-BASED COMPENSATION

The Company grants stock-based awards to attract, retain and motivate key employees and directors.

The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 2,759,532 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.

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

Stock-based compensation expense for the years ended September 30, 2023, 2022 and 2021 was $18.7 million, $18.1 million and $22.7 million, respectively, recognized in “Selling, general and administrative expenses” in the Consolidated Statements of Comprehensive Income. Total income tax benefit for the years ended September 30, 2023, 2022 and 2021 was $3.6 million, $4.1 million and $3.8 million, respectively. As of September 30, 2023, the Company had not yet recognized compensation cost on unvested stock-based awards of $23.5 million, with a weighted average remaining recognition period of 1.6 years.

The Company uses the Black Scholes pricing model to estimate the fair value of its service-based option awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within ten years of the grant date. The fair value of each restricted stock unit award is based on the closing price on the date of grant.

The following table sets forth the significant assumptions used for the service-based awards granted during the years ended September 30:

	2023	2022	2021
Weighted average grant date fair value	$9.02	$16.98	$12.49
Risk-free interest rate	3.77%	1.34%	0.56%-0.81%
Expected volatility	40.00%	40.00%	35.00%
Expected term (in years)	6.00	6.00	6.00
Expected dividend yield	0.00%	0.00%	0.00%

Stock Options

The following table summarizes the performance-based stock option activity for the year ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2022	1,410,653	$23.00
Granted	—	—
Exercised	(294,218)	23.00
Cancelled/Forfeited	(2,174)	23.00
Outstanding at September 30, 2023	1,114,261	23.00	6.7	7,510
Vested and exercisable at September 30, 2023	1,114,261	$23.00	6.7	7,510

The following table summarizes the service-based stock option activity for the year ended September 30, 2023 :

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2022	3,557,194	$25.57
Granted	250,477	20.18
Exercised	(355,920)	23.00
Cancelled/Forfeited	(90,044)	25.79
Outstanding at September 30, 2023	3,361,707	25.43	7.1	19,871
Vested and exercisable at September 30, 2023	2,400,930	$24.59	6.8	14,561

The intrinsic value of the Company’s stock options exercised in the years ended September 30, 2023, 2022 and 2021 was $3.5 million, $3.0 million and $4.2 million, respectively. The tax benefit (expense) from stock options exercised during the years ended September 30, 2023, 2022 and 2021 was $2.0 million, $0.7 million and $(1.9) million, respectively.

Restricted Stock Awards

A summary of the service-based restricted stock awards activity for the year ended September 30, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at October 1, 2022	275,628	$23.00
Granted	—	—
Vested	(173,841)	23.00
Forfeited	(19,306)	23.00
Outstanding and unvested at September 30, 2023	82,481	$23.00

The total fair value of vested restricted stock awards for the years ended September 30, 2023, 2022 and 2021 was $2.6 million, $4.2 million and $2.7 million, respectively.

Restricted Stock Units

A summary of the service-based restricted stock unit awards activity for the year ended September 30, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at October 1, 2022	574,499	$31.14
Granted	504,951	21.22
Vested	(246,343)	29.74
Forfeited	(47,011)	28.06
Outstanding and unvested at September 30, 2023	786,096	$25.39

The total fair value of vested restricted stock units for the years ended September 30, 2023, 2022 and 2021 was $7.3 million, $2.3 million and $0.4 million, respectively.

Performance Restricted Stock Units

Performance restricted stock units were granted to officers and certain employees of the Company and represent the right to earn shares of Company common stock based on the achievement of company-wide non-GAAP performance conditions, including cumulative net sales, average return on net tangible assets and cumulative EBITDA during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each performance share award is based on the closing price on the date of grant.

A summary of the performance-based restricted stock unit awards activity for the year ended September 30, 2023 was presented at target was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at October 1, 2022	221,469	$37.55
Granted	319,263	20.18
Vested	—	—
Forfeited	(32,110)	35.09
Outstanding and unvested at September 30, 2023	508,622	$26.73

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

The Company’s contributions to the plans totaled $4.9 million, $5.1 million and $4.0 million, for the years ended September 30, 2023, 2022 and 2021, respectively.

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

	Years Ended September 30,
	2023	2022	2021
Numerator:
Net income	$67,955	$75,225	$93,150
Net income attributable to common stockholders — basic and diluted	$67,955	$75,225	$93,150
Denominator:
Weighted average shares of common stock — basic and diluted
Basic	150,162,256	153,510,110	153,777,859
Diluted	150,849,896	154,517,843	156,666,394
Net income attributable to common stockholders:
Basic	$0.45	$0.49	$0.61
Diluted	$0.45	$0.49	$0.59

The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Years Ended September 30,
	2023	2022	2021
Stock Options	2,549,816	548,539	105,199
Restricted Stock Units	113,622	268,526	3,256

16. INCOME TAXES

The Company’s operations are substantially all domestic. The components of income tax expense (benefit) consisted of the following (in thousands):

	Years Ended September 30,
	2023	2022	2021
Current:
Federal	$25,216	$810	$200
State and local	8,200	8,260	2,939
Total current	33,416	9,070	3,139
Deferred:
Federal	(6,828)	19,302	26,240
State and local	(2,659)	382	(711)
Total deferred	(9,487)	19,684	25,529
Income tax expense	$23,929	$28,754	$28,668

The effective income tax rate was different from the statutory U.S. federal income tax rate of 21.0%, for the years ended September 30, 2023, 2022 and 2021, due to the following (in thousands):

	2023	Rate	2022	Rate	2021	Rate
Income tax expense / federal statutory rate	$19,296	21.0%	$21,836	21.0%	$25,583	21.0%
State and local taxes — net of federal expense	3,218	3.5%	7,257	7.0%	2,329	1.9%
Change in valuation allowance	597	0.6%	(350)	(0.3)%	(220)	(0.2)%
Stock-based compensation	721	0.8%	145	0.1%	1,379	1.1%
Non-deductible transaction costs	—	0.0%	—	0.0%	544	0.4%
Executive compensation	608	0.7%	364	0.4%	704	0.6%
Federal research and development credit	(746)	(0.8)%	(703)	(0.7)%	(1,829)	(1.4)%
Meals and entertainment	284	0.3%	224	0.2%	267	0.2%
Other	(49)	(0.1)%	(19)	0.0%	(89)	(0.1)%
Income tax expense / effective tax rate	$23,929	26.0%	$28,754	27.7%	$28,668	23.5%

The effective income tax rate was 26.0% for the year ended September 30, 2023 compared to 27.7% for the year ended September 30, 2022. The 2023 effective income tax rate was positively impacted by decreased State tax expense recognized in the current period partially offset by a net increase in valuation allowances and disallowed compensation costs.

The components of the deferred tax assets and liabilities consisted of the following (in thousands):

	As of September 30,
	2023	2022
Deferred tax asset:
State loss carryforwards and other benefits	$15,744	$13,699
Inventory reserves	14,203	13,852
Warranty reserves	4,148	3,839
Accrued expenses	11,996	10,607
Stock-based compensation	13,502	12,185
Lease liabilities	24,063	25,034
Valuation allowance	(5,557)	(4,960)
Total deferred tax assets	78,099	74,256
Deferred tax liabilities:
Intangible assets — net	37,272	42,197
Property, plant and equipment	74,611	73,471
Right-of-use assets	21,728	23,237
Unrealized gain in other comprehensive income	615	—
Indemnification receivable related to warranty reserves	203	546
Total deferred tax liabilities	134,429	139,451
Net deferred tax liability	$56,330	$65,195

At September 30, 2023, the Company has no net operating loss carryforwards for federal income tax purposes. Additionally, the Company has approximately $83.9 million of net operating loss carryforwards for state and local tax purposes, which expire in varying amounts beginning in 2024 and through 2043. Furthermore, some net operating loss carry forwards for state and local purposes have indefinite carryforward periods. Utilization of the NOL carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), and similar state law due to ownership changes that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The valuation allowance was determined in accordance with the provisions of ASC 740, Income Taxes, which requires that a valuation allowance be established and maintained when management’s analysis indicates it is “not more likely than not” that all or a portion of deferred tax assets will be realized. The valuation allowance for certain net deferred tax assets of $5.6 million and $5.0 million at September 30, 2023 and 2022, respectively, is attributable to the uncertainty as to the realization of state deferred tax assets related to Idaho tax credit carryforwards and Pennsylvania state tax loss carryforwards at certain U.S. subsidiaries of the Company (The AZEK Group LLC and Scranton Products, Inc.).

The activity in the valuation allowance consisted of the following (in thousands):

	As of September 30,
	2023	2022
Beginning balance	$4,960	$5,310
Expense	597	(350)
Ending balance	$5,557	$4,960

A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits consisted of the following (in thousands):

	As of September 30,
	2023	2022
Beginning balance	$780	$955
Unrecognized tax benefits related to prior years	70	(230)
Unrecognized tax benefits related to the current year	50	55
Ending balance	$900	$780

Unrecognized tax benefits of $0.9 million and $0.8 million are recorded at September 30, 2023 and 2022, respectively. The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $0.9 million and $0.8 million at September 30, 2023 and 2022, respectively.

When applicable, the Company’s practice is to recognize interest and penalties related to uncertain income tax positions in income tax expense. For the years ended September 30, 2023, 2022 and 2021 the amounts recognized by the Company for interest and penalties were not material. The corresponding liability recorded in the Consolidated Balance Sheets as of September 30, 2023 and 2022 was also not material.

The Company and its subsidiaries file U.S. federal income tax returns. The Company and its subsidiaries’ federal income tax returns for tax years 2020 and beyond are open tax years subject to examination by the Internal Revenue Service (“IRS”). The Company also has net operating loss carry-forwards from prior to 2020, which are subject to examination upon future utilization of such losses. The Company and its subsidiaries also file income tax returns in various state jurisdictions, as appropriate, with varying statutes of limitation. These returns are not material to the consolidated income tax provision.

17. COMMITMENTS AND CONTINGENCIES

Raw Material and Fixed Asset Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended September 30, 2023, the Company purchased substantially all of its raw materials, other than resins, under purchase orders which do not involve long-term supply commitments.

Substantially all of the Company’s resins are purchased under supply contracts that may average approximately one to two years, for which pricing is variable based on certain industry-based market indices. The resin supply contracts are negotiated annually and generally provide that the Company is obligated to purchase a minimum amount of resins from each supplier. As of September 30, 2023, the Company has no purchase commitments under material supply contracts through the calendar year ending December 31, 2023. As of September 30, 2023 and 2022, the Company had committed to purchase $0.4 million and $0.4 million of equipment, respectively.

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

Loss Contingencies

During the year ended September 30, 2019, the Company was made aware of a worker’s compensation case that became reasonably possible to give rise to a liability. Discovery has been completed, and the Company filed motions for summary judgment in April 2023. On November 8, 2023, the court granted the Company's motions for summary judgment seeking to dismiss Scranton Products Inc. and The AZEK Company Inc. but denied the Company's motions for summary judgment seeking to dismiss The AZEK Group LLC and Vycom Corp. A trial date has been set for May 2024.

In the normal course of the Company’s business, it is at times subject to various other legal actions, in some cases for which the relief or damages sought may be substantial.

Although the Company is not able to predict the outcome of legal actions to which it may be subject, after reviewing all pending and threatened actions with counsel and based on information currently available, management believes that the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial position. However, it is possible that the ultimate resolution of such matters, if unfavorable, may be material to the Company’s results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not currently known. The Company accrues for losses when they are probable of occurrence and such losses are reasonably estimable. Legal costs expected to be incurred are accounted for as they are incurred.

18. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

The AZEK Company Inc. (parent company only)

Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	As of September 30,
	2023	2022
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,429,643	$1,444,443
Total non-current assets	1,429,643	1,444,443
Total assets	$1,429,643	$1,444,443
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at September 30, 2023 and September 30, 2022, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,967,736 shares issued at September 30, 2023, and 155,157,220 issued at September 30, 2022	156	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at September 30, 2023 and September 30, 2022	—	—
Additional paid-in capital	1,662,322	1,630,378
Accumulated deficit	(45,047)	(113,002)
Accumulated other comprehensive income (loss)	1,878	—
Treasury stock, at cost, 8,268,423 shares at September 30, 2023 and 4,116,570 shares at September 30, 2022	(189,666)	(73,088)
Total stockholders’ equity	1,429,643	1,444,443
Total liabilities and stockholders’ equity	$1,429,643	$1,444,443

The AZEK Company Inc. (parent company only)

Statements of Comprehensive Income

(In thousands of U.S. dollars)

	Years Ended September 30,
	2023	2022	2021
Net income of subsidiaries	$67,955	$75,225	$93,150
Net income of subsidiaries	$67,955	$75,225	$93,150
Comprehensive income	$69,833	$75,225	$93,150

The AZEK Company Inc. did not have any cash as of September 30, 2023, 2022 and 2021, accordingly a Statement of Cash Flows has not been presented.

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

Dividends from Subsidiaries

There were $115.5 million, $73.1 million and $0.0 million cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during each of the years ended September 30, 2023, 2022 and 2021. Cash dividends of $115.5 million were used to fund the $36.0 million share repurchase from the underwriter upon completion of the secondary offering and $79.5 million share repurchase on the open market during the year ended September 30, 2023. Cash dividends of $73.1 million were used to fund the $50.0 million ASR and $23.1 million share repurchase on the open market during the year ended September 30, 2022.

Restricted Payments

The AZEK Group LLC is party to the Revolving Credit Facility and the Term Loan Agreement originally executed on September 30, 2013, both of which have been amended and extended from time to time. The obligations under the Revolving Credit Facility and Term Loan Agreement are secured by substantially all of the present and future assets of the borrowers and guarantors, including equity interests of their domestic subsidiaries, subject to certain exceptions.

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

19. SUBSEQUENT EVENTS

On October 10, 2023, the Company entered into a definitive agreement to sell its Vycom business, a division of its Commercial segment, to Ohio-based Plaskolite, LLC. The transaction closed on November 1, 2023. As of September 30, 2023, the transaction did not meet the criteria to be classified as held for sale in our Consolidated Balance Sheet.