Form 10-Q
period 2023-12-31
AZEK Co Inc.
filed 2024-02-07
CIK 1782754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of January 31, 2024, the registrant had 145,826,079 shares of Class A Common Stock, $0.001 par value per share, and no shares of Class B Common Stock, $0.001 par value per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The AZEK Company Inc.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

in thousands	December 31, 2023	September 30, 2023
ASSETS:
Current assets:
Cash and cash equivalents	$274,759	$278,314
Trade receivables, net of allowances	32,398	57,660
Inventories	261,562	221,101
Prepaid expenses	16,528	13,595
Other current assets	8,131	12,300
Total current assets	593,378	582,970
Property, plant and equipment - net	456,504	501,023
Goodwill	967,816	994,271
Intangible assets - net	183,604	199,497
Other assets	87,426	87,793
Total assets	$2,288,728	$2,365,554
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$43,119	$56,015
Accrued rebates	67,925	60,974
Accrued interest	368	260
Current portion of long-term debt obligations	6,000	6,000
Accrued expenses and other liabilities	80,999	71,994
Total current liabilities	198,411	195,243
Deferred income taxes	47,117	56,330
Long-term debt—less current portion	579,111	580,265
Other non-current liabilities	104,784	104,073
Total liabilities	929,423	935,911
Commitments and contingencies (See Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at December 31, 2023 and September 30, 2023, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 156,341,203 and 155,967,736 shares issued at December 31, 2023 and September 30, 2023, respectively	156	156
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 0 shares and 100 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	—	—
Additional paid‑in capital	1,650,160	1,662,322
Accumulated deficit	(19,328)	(45,047)
Accumulated other comprehensive income (loss)	(1,217)	1,878
Treasury stock, at cost, 10,560,030 and 8,268,423 shares at December 31, 2023 and September 30, 2023, respectively	(270,466)	(189,666)
Total stockholders' equity	1,359,305	1,429,643
Total liabilities and stockholders' equity	$2,288,728	$2,365,554

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

	Three Months Ended December 31,
in thousands	2023	2022
Net sales	$240,444	$216,259
Cost of sales	149,011	168,680
Gross profit	91,433	47,579
Selling, general and administrative expenses	77,246	73,444
Loss on disposal of property, plant and equipment	2,185	—
Operating income (loss)	12,002	(25,865)
Other income and expenses:
Interest expense, net	7,910	9,299
Gain on sale of business	(38,515)	—
Total other income and expenses	(30,605)	9,299
Income (loss) before income taxes	42,607	(35,164)
Income tax expense (benefit)	16,888	(9,328)
Net income (loss)	$25,719	$(25,836)
Other comprehensive income (loss):
Unrealized loss due to change in fair value of derivatives, net of tax	$(3,095)	$(1,796)
Total other comprehensive income (loss)	(3,095)	(1,796)
Comprehensive income (loss)	$22,624	$(27,632)

Net income (loss) per common share:
Basic	$0.17	$(0.17)
Diluted	0.17	(0.17)

Weighted-average common shares outstanding:
Basic	147,297,662	150,877,635
Diluted	148,876,282	150,877,635

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. dollars, except for share amounts)

(Unaudited)

	Common Stock				Treasury Stock		Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – September 30, 2023	155,967,736	$156	100	$—	8,268,423	$(189,666)	$1,662,322	$(45,047)	$1,878	$1,429,643
Net income	—	—	—	—	—	—	—	25,719	—	25,719
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(3,095)	(3,095)
Stock-based compensation	—	—	—	—	—	—	8,422	—	—	8,422
Exercise of vested stock options	136,885	—	—	—	—	—	3,238	—	—	3,238
Cancellation of restricted stock awards	—	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	236,482	—	—	—	—	—	(3,822)	—	—	(3,822)
Conversion of Class B common stock into Class A common stock	100	—	(100)	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	2,291,607	(80,800)	(20,000)	—	—	(100,800)
Balance – December 31, 2023	156,341,203	$156	—	$—	10,560,030	$(270,466)	$1,650,160	$(19,328)	$(1,217)	$1,359,305

	Common Stock				Treasury Stock		Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – September 30, 2022	155,157,220	$155	100	$—	4,116,570	$(73,088)	$1,630,378	$(113,002)	$—	$1,444,443
Net loss	—	—	—	—	—	—	—	(25,836)	—	(25,836)
Other comprehensive income (loss)	—	—	—	—	—	—	—	-	(1,796)	(1,796)
Stock-based compensation	—	—	—	—	—	—	3,909	—	—	3,909
Exercise of vested stock options	—	—	—	—	—	—	—	—	—	—
Cancellation of restricted stock awards	(14,663)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	54,308	—	—	—	—	—	(460)	—	—	(460)
Treasury stock purchases	—	—	—	—	352,760	(7,488)	—			(7,488)
Balance – December 31, 2022	155,196,865	$155	100	$—	4,469,330	$(80,576)	$1,633,827	$(138,838)	$(1,796)	$1,412,772

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended December 31,
	2023	2022
Operating activities:
Net income (loss)	$25,719	$(25,836)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	21,773	22,002
Amortization of intangibles	10,164	11,837
Non-cash interest expense	412	412
Non-cash lease expense	(48)	(56)
Deferred income tax (benefit) provision	(8,192)	1,504
Non-cash compensation expense	8,422	5,801
Fair value adjustment for contingent consideration	—	400
Loss on disposition of property, plant and equipment	2,185	1,003
Gain on sale of business	(38,515)	—
Changes in certain assets and liabilities:
Trade receivables	21,151	21,869
Inventories	(62,127)	(20,978)
Prepaid expenses and other currents assets	(2,031)	(16,711)
Accounts payable	(9,319)	13,029
Accrued expenses and interest	15,448	(7,831)
Other assets and liabilities	(1,330)	(36)
Net cash provided by (used in) operating activities	(16,288)	6,409
Investing activities:
Purchases of property, plant and equipment	(17,681)	(30,328)
Proceeds from disposition of fixed assets	122	65
Divestiture, net of cash disposed	133,089	—
Net cash provided by (used in) investing activities	115,530	(30,263)
Financing activities:
Payments on Term Loan Agreement	(1,500)	(1,500)
Repayments of finance lease obligations	(713)	(650)
Exercise of vested stock options	3,238	—
Cash paid for shares withheld for taxes	(3,822)	(460)
Purchases of treasury stock	(100,000)	(7,488)
Net cash used in financing activities	(102,797)	(10,098)
Net decrease in cash and cash equivalents	(3,555)	(33,952)
Cash and cash equivalents – Beginning of period	278,314	120,817
Cash and cash equivalents – End of period	$274,759	$86,865
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$7,349	$13,020
Cash paid for income taxes, net	1,351	112
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$2,603	$16,275
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	2,460	1,968

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands of U.S. dollars, unless otherwise specified)

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The AZEK Company Inc. (the “Company”, “we”, “us” or “our”) is a Delaware corporation that holds all of the limited liability company interests in The AZEK Group LLC (f/k/a CPG International LLC), the entity which directly and indirectly holds all of the equity interests in the operating subsidiaries and which changed its name from CPG International LLC to The AZEK Group LLC on August 1, 2023. The Company is an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable building products for residential, commercial and industrial markets. The Company’s products include decking, railing, trim, porch, moulding, pergolas, outdoor furniture, bathroom and locker systems, and, prior to the Company’s divestiture of its Vycom business, also included extruded plastic sheet products and other non-fabricated products for special applications in industrial markets. The Company operates in various locations throughout the United States. The Company’s residential products are primarily branded under the brand names AZEK®, TimberTech®, VERSATEX®, ULTRALOX®, StruXure® and INTEX®, while the commercial products are branded under brand names including Scranton Products®, Aria Partitions®, Eclipse Partitions®, Hiny Hiders® partitions, Tufftec Lockers® and Duralife Lockers®.

b. Summary of Significant Accounting Policies

Basis of Presentation

The Company operates on a fiscal year ending September 30. The accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the three months ended December 31, 2023 and the cash flows for the three months ended December 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other period. The Company’s financial condition and results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from geopolitical conflicts, global health pandemics and other factors beyond the Company’s control. Management cannot predict the degree to, or the period over, which the Company may be affected by such factors.

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2023 Form 10-K. The Condensed Consolidated Balance Sheet as of September 30, 2023 was derived from the audited financial statements at that date. There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 Form 10-K, except as noted below.

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

Accounting Policies

Refer to the Company’s 2023 Form 10-K for a discussion of the Company’s accounting policies, as updated below and for recently adopted accounting standards.

Research and Development Costs

Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Condensed Consolidated Statements of Comprehensive Income (Loss). Total research and development expenses were $3.1 million and $2.1 million, respectively, for the three months ended December 31, 2023 and 2022.

Recently Adopted Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280) : Improvements to Reportable Segment Disclosures. This standard requires all public entities that are subject to segment reporting requirements to disclose additional information, including significant segment expenses and other segment items on an annual and interim basis. It also requires the disclosure of the title and the position of the chief operating decision maker and how the reported measures are used for making business decisions. This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company intends to adopt the updated standard during the fiscal year beginning October 1, 2024. The Company is currently evaluating the impact the adoption of this standard will have on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard expands the disclosure requirements primarily on the rate reconciliation and income tax paid. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company intends to adopt the updated standard during the fiscal year beginning October 1, 2025. The Company is currently evaluating the impact the adoption of this standard will have on its disclosures.

2. REVENUE

The Company recognizes revenues when control of the promised goods is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods, at a point in time, when shipping occurs.

The Company also engages in customer rebates, which are recorded in “Net sales” in the Condensed Consolidated Statements of Comprehensive Income (Loss) and in “Accrued rebates” and “Trade receivables” in the Condensed Consolidated Balance Sheets. The Company recorded accrued rebates of $67.9 million and $54.6 million as of December 31, 2023 and 2022, respectively, and contra trade receivables of $4.5 million and $6.5 million as of December 31, 2023 and 2022, respectively. The rebate activity was as follows (in thousands):

	Three Months Ended December 31,
	2023	2022
Beginning balance	$66,958	$56,542
Rebate expense	22,239	15,716
Rebate payments	(16,804)	(11,192)
Ending balance	$72,393	$61,066

The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance.

3. DIVESTITURE

On November 1, 2023, the Company completed the sale of its Vycom business within the Commercial segment for net proceeds of approximately $133.1 million. The divestiture allows the Company to focus on the highest value portions of its business and provides additional cash to finance its capital allocation priorities. The gain on sale of $38.5 million was recognized in "Gain on sale of business" within the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2023. The Company did not report the sale in discontinued operations as it was not a strategic shift that would have a major effect on the Company's operations and financial results.

See Note 12 for more information on the Commercial segment.

4. INVENTORIES

Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out (“FIFO”) basis. Inventories consisted of the following (in thousands):

in thousands	December 31, 2023	September 30, 2023
Raw materials	$60,918	$67,330
Work in process	31,742	37,038
Finished goods	168,902	116,733
Total inventories	$261,562	$221,101

5. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment – net consisted of the following (in thousands):

	December 31, 2023	September 30, 2023
Land	$3,209	$4,829
Buildings and improvements	103,824	129,031
Manufacturing equipment	595,551	624,754
Computer equipment	32,561	32,300
Furniture and fixtures	6,614	7,290
Vehicles	1,163	1,105
Total property and equipment	742,922	799,309
Construction in progress	79,314	94,422
	822,236	893,731
Accumulated depreciation	(365,732)	(392,708)
Total property and equipment – net	$456,504	$501,023

Depreciation expense was approximately $20.5 million and $20.8 million in the three months ended December 31, 2023 and 2022, respectively. During the three months ended December 31, 2023 and 2022, $1.1 million and $1.3 million of interest was capitalized, respectively.

6. GOODWILL AND INTANGIBLE ASSETS—NET

Goodwill

Goodwill consisted of the following (in thousands):

	Residential	Commercial	Total
Goodwill before impairment as of September 30, 2023	$953,882	$72,589	$1,026,471
Accumulated impairment losses as of September 30, 2023	—	(32,200)	(32,200)
Goodwill, net as of September 30, 2023	$953,882	$40,389	$994,271
Divestiture
Goodwill disposal before impairment	—	(58,655)	(58,655)
Accumulated impairment losses	—	32,200	32,200
Goodwill, net disposal	—	(26,455)	(26,455)
Goodwill before impairment as of December 31, 2023	$953,882	$13,934	$967,816
Accumulated impairment losses as of December 31, 2023	—	—	—
Goodwill, net as of December 31, 2023	$953,882	$13,934	$967,816

Intangible assets, net

The Company did not have any indefinite lived intangible assets other than goodwill as of December 31, 2023 and September 30, 2023. Finite-lived intangible assets consisted of the following (in thousands):

		December 31, 2023
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Proprietary knowledge	10 — 15	$300,400	$(257,358)	$43,042
Trademarks	5 — 20	217,640	(158,382)	59,258
Customer relationships	12 — 19	156,452	(77,558)	78,894
Patents	9 — 10	8,500	(6,138)	2,362
Other intangibles	3 — 15	4,076	(4,028)	48
Total intangible assets		$687,068	$(503,464)	$183,604

		September 30, 2023
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$300,400	$(253,608)	$46,792
Trademarks	5 — 20	230,240	(164,759)	65,481
Customer relationships	12 — 19	176,852	(92,268)	84,584
Patents	9 — 10	8,500	(5,913)	2,587
Other intangible assets	3 — 15	4,076	(4,023)	53
Total intangible assets		$720,068	$(520,571)	$199,497

Amortization expense was $10.2 million and $11.8 million in the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the remaining weighted-average amortization period for acquired intangible assets was 11.1 years.

7. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

	Three Months Ended December 31,
	2023	2022
Beginning balance	$1,773	$1,397
Provision	(433)	277
Divestiture	(32)	—
Ending balance	$1,308	$1,674

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	December 31, 2023	September 30, 2023
Taxes	$28,168	$6,959
Employee related liabilities	20,673	34,313
Marketing	4,799	3,868
Lease liability - operating	4,559	4,180
Customer deposits	3,771	4,152
Warranty	2,927	2,739
Lease liability - finance	2,829	2,777
Freight	1,833	1,242
Utilities	1,802	2,141
Professional fees	1,706	2,073
Construction in progress	1,530	2,863
Commissions	873	991
Other	5,529	3,696
Total accrued expenses and other current liabilities	$80,999	$71,994

8. DEBT

Debt consisted of the following (in thousands):

	December 31, 2023	September 30, 2023
Term Loan due April 28, 2029 — SOFR + 2.50% + 0.1% (7.96% at December 31, 2023 and 7.92% at September 30, 2023)	$592,500	$594,000
Revolving Credit Facility through March 31, 2026 - SOFR + 0.1%	—	—
Total	592,500	594,000
Less unamortized deferred financing costs	(3,818)	(3,996)
Less unamortized original issue discount	(3,571)	(3,739)
Less current portion	(6,000)	(6,000)
Long-term debt—less current portion and unamortized deferred financing costs	$579,111	$580,265

Term Loan Agreement

The Term Loan Agreement is a first lien term loan and will mature on April 28, 2029, subject to acceleration or prepayment. The Term Loan Agreement will amortize in equal quarterly installments of 0.25% of the aggregate principal amount of the loans outstanding, subject to reduction for certain prepayments. The loans thereunder bear an interest rate equal to (i) in the case of alternative base rate, or ABR, borrowings, the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Prime Rate as in effect on such day and (c) the one-month Term Secured Overnight Financing Rate ("SOFR") plus 1.00% per annum, provided that in no event will the alternative base rate be less than 1.50% per annum, plus an applicable margin of 1.50% and (ii) in the case of SOFR borrowings, the Term SOFR rate for the applicable interest period, in each case, plus an applicable margin of 2.50%. As of December 31, 2023 and September 30, 2023, The AZEK Group LLC had $592.5 million and $594.0 million outstanding under the Term Loan Agreement.

The obligations under the Term Loan Agreement are secured by a first priority security interest in the membership interests of The AZEK Group LLC owned by the Company, the equity interests of The AZEK Group LLC’s domestic subsidiaries, other than certain immaterial subsidiaries and other excluded subsidiaries, and all remaining assets not constituting Revolver Priority Collateral (as defined below and subject to certain exceptions) of the Company, The AZEK Group LLC and the subsidiaries of The AZEK Group LLC that are guarantors under the Term Loan Agreement (the “Term Loan Priority Collateral”), and a second priority security interest in the Revolver Priority Collateral. The obligations under the Term Loan Agreement are guaranteed by the Company and the wholly owned domestic subsidiaries of The AZEK Group LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

Loans under the Term Loan Agreement may be voluntarily prepaid in whole, or in part, in each case without premium or penalty, subject to certain customary conditions. The Term Loan Agreement also requires mandatory prepayments of loans under the Term Loan Agreement from the proceeds of certain debt issuances and certain asset dispositions (subject to certain reinvestment rights) and, commencing with the fiscal year ending September 30, 2023, a percentage of excess cash flow (subject to step-downs upon The AZEK Group LLC achieving certain leverage ratios and other reductions in connection with other debt prepayments).

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

As of December 31, 2023 and September 30, 2023, unamortized deferred financing fees related to the Term Loan Agreement were $3.8 million and $4.0 million, respectively.

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

The AZEK Group LLC had no outstanding borrowings under the Revolving Credit Facility as of December 31, 2023 and September 30, 2023, respectively. In addition, The AZEK Group LLC had $2.2 million and $2.8 million of outstanding letters of credit held against the Revolving Credit Facility as of December 31, 2023 and September 30, 2023, respectively. The AZEK Group LLC had approximately $147.8 million available under the borrowing base for future borrowings as of December 31, 2023. The AZEK Group LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

On January 26, 2023, The AZEK Group LLC amended the Revolving Credit Facility, replacing all LIBOR-based provisions with provisions reflecting SOFR, including, without limitation, the use of a new Adjusted Term SOFR benchmark rate equal to Term SOFR (as defined in the Revolving Credit Agreement) plus 0.10%.

As of December 31, 2023, outstanding revolving loans under the Revolving Credit Facility bore interest at a rate which equaled, at the Company's option, either (i) for ABR borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the Adjusted Term SOFR as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 25 to 75 basis points, based on average historical availability, or (ii) for SOFR borrowings, the Adjusted Term SOFR plus a spread of 125 to 175 basis points, based on average historical availability. The maturity date for the Revolving Credit Facility is the earlier of March 31, 2026 and the date that is 91 days prior to the maturity of the Term Loan Agreement or any permitted refinancing thereof.

Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility at December 31, 2023 and September 30, 2023 were $0.6 million and $0.7 million, respectively.

A “commitment fee” accrues on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points. The commitment fees were $0.1 million and $0.1 million for the three months ended December 31, 2023 and 2022, respectively.

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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving

Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, The AZEK Group LLC would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to The AZEK Group LLC’s ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of December 31, 2023, The AZEK Group LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

Interest expense consisted of the following (in thousands):

	Three Months Ended December 31,
	2023	2022
Interest expense:
Term Loan Agreement	$11,358	$8,916
Revolving Credit Facility	150	151
Other	1,123	1,109
Amortization - Deferred financing costs
Term Loan Agreement	179	179
Revolving Credit Facility	66	66
Amortization - Original issue discount
Term Loan Agreement	167	167
Capitalized interest	(1,079)	(1,289)
Interest expense	11,964	9,299
Interest income	(4,054)	—
Interest expense, net	$7,910	$9,299

See Note 11 for the fair value of the Company’s debt as of December 31, 2023 and September 30, 2023.

9. PRODUCT WARRANTIES

The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved. The warranty reserve activity consisted of the following (in thousands):

	Three Months Ended December 31,
	2023	2022
Beginning balance	$16,195	$15,023
Adjustments to reserve	(542)	(172)
Warranty claims payment	(624)	(313)
Ending balance	15,029	14,538
Current portion of accrued warranty	(2,927)	(2,492)
Accrued warranty – less current portion	$12,102	$12,046

10. LEASES

The Company leases vehicles, machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As of December 31, 2023 and September 30, 2023, amounts associated with leases are included in Other assets, Accrued expense and other liabilities and Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

For leases with initial terms greater than 12 months, the Company considers these right-of-use, or ROU, assets and records the related asset and obligation at the present value of lease payments over the term. For leases with initial terms equal to or less than 12 months, the Company does not consider them as right-of-use assets and instead considers them short-term lease costs that are recognized on a straight-line basis over the lease term. The Company’s leases may include escalation clauses, renewal options and/or termination options that are factored into the determination of lease term and lease payments when it is reasonably certain the option will be exercised. Renewal options range from 1 year to 20 years.

Lease assets and lease liabilities as of December 31, 2023 and September 30, 2023 were as follows (in thousands):

Leases	Classification on Balance Sheet	December 31, 2023	September 30, 2023
Assets
ROU operating lease assets	Other assets	$16,068	$15,423
ROU finance lease assets	Other assets	70,554	71,529
Total lease assets		$86,622	$86,952
Liabilities
Current
Operating	Accrued expenses and other liabilities	$4,559	$4,180
Finance	Accrued expenses and other liabilities	2,829	2,777
Non-Current
Operating	Other non-current liabilities	13,916	13,699
Finance	Other non-current liabilities	75,276	75,718
Total lease liabilities		$96,580	$96,374

The components of lease expense for the three months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended December 31,
(in thousands)	2023	2022
Operating lease expense	$1,478	$1,501
Finance lease amortization of assets	1,301	1,248
Finance lease interest on lease liabilities	1,107	1,092
Short term	86	103
Sublease income	(28)	(71)
Total lease expense	$3,944	$3,873

The tables below present supplemental information related to leases as of December 31, 2023 and September 30, 2023:

Weighted-average remaining lease term (years)	December 31, 2023	September 30, 2023
Operating leases	6.4	6.8
Finance leases	25.3	25.4
Weighted-average discount rate
Operating leases	4.7%	4.4%
Finance leases	5.8%	5.8%

The following table summarizes the maturities of lease liabilities at December 31, 2023:

(in thousands)	Operating Leases	Finance Leases	Total
2024	$4,045	$5,358	$9,403
2025	4,719	7,105	11,824
2026	2,844	6,942	9,786
2027	2,105	6,480	8,585
2028	1,841	5,278	7,119
Thereafter	6,071	117,012	123,083
Total lease payments	21,625	148,175	169,800
Less: interest	(3,150)	(70,070)	(73,220)
Present value of lease liability	$18,475	$78,105	$96,580

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

Derivative Instruments

The Company’s objective in using interest rate derivative instruments is to hedge against interest rate volatility associated with its senior secured credit facilities by converting a portion of its floating rate debt to fixed rate debt. In November 2022, the Company entered into two interest rate swap agreements with Barclays Bank PLC to manage interest rate risk related to Term Loan. Each agreement has a notional amount of $150 million and will expire on October 31, 2025. One agreement swaps variable interest at a rate based on SOFR with a fixed rate of 4.39% and the second with a fixed rate of 4.48%.

At the inceptions of the swap agreements and as of December 31, 2023, both swaps were designated and qualified as cash flow hedges in accordance with ASC 815. The gain (loss) is recorded in Accumulated other comprehensive income (loss) and then reclassified into Interest expense in the same period in which the hedged transaction affects earnings. As of December 31, 2023, the Company expects to reclass approximately $0.6 million ($0.4 million after-tax) as a reduction to interest expense in the next 12 months.

The following table provides the fair values of the interest rate derivative instruments as well as their classification on the Balance Sheet as of December 31, 2023 and September 30, 2023 (in thousands):

			Fair Value as of
	Fair Value Hierarchy	Balance Sheet Location	December 31, 2023	September 30, 2023
Assets
Interest rate swaps	Level 2	Other current assets	$677	$2,558
Liabilities
Interest rate swaps	Level 2	Other non-current liabilities	$2,300	$65

The Company estimates the fair value of interest rate swaps using a valuation model based on observable market data, such as yield curves. Both swaps are classified as Level 2 measurement in the fair value hierarchy.

The following table summarizes the effects of the interest rate derivative instruments on Accumulated other comprehensive income (loss) for the three months ended December 31, 2023 and 2022 (in thousands):

	Before-tax Amount	Income Tax Expense	Net of Tax Amount
Balance - September 30, 2023	$2,493	$615	$1,878
Amount of loss recognized in other comprehensive income (loss)	(3,437)	(840)	(2,596)
Amount of gain reclassified from accumulated other comprehensive income (loss) into net income (loss)	(678)	(180)	(499)
Balance - December 31, 2023	$(1,622)	$(405)	$(1,217)

	Before-tax Amount	Income Tax Expense	Net of Tax Amount
Balance - September 30, 2022	$—	$—	$—
Amount of loss recognized in other comprehensive income (loss)	(2,544)	(674)	(1,870)
Amount of loss reclassified from accumulated other comprehensive income (loss) into net income (loss)	101	27	74
Balance - December 31, 2022	$(2,443)	$(647)	$(1,796)

Other Financial Instruments

The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	December 31, 2023		September 30, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan due April 28, 2029	$592,500	$596,944	$594,000	$595,485

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

In connection with the acquisition of INTEX on August 1, 2022, the Company entered into a contingent consideration arrangement with the former owner of INTEX. The contingent consideration is based on achievement of a minimum gross profit amount for calendar year 2022. Based on the formula, the potential contingent consideration can range from zero to $6.2 million. At the date of the acquisition, the fair value was estimated to be $5.8 million. As of December 31, 2022, the fair value was increased to $6.2 million. Contingent payment of $5.8 million was included in the acquisition purchase price at the date of acquisition and the change in fair value of $0.4 million was recognized in selling, general and administrative expense for the year ended September 30, 2023. The Company paid $6.2 million as settlement of this contingent liability in fiscal year 2023.

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

The Company has two reportable segments, Residential and Commercial. The reportable segments were determined primarily based on products and end markets as follows:

• Residential—The Residential segment manufactures and distributes decking, rail, pergolas, outdoor structures, exterior trim, siding and accessories through a national network of dealers and distributors and multiple home improvement retailers providing extensive geographic coverage and enabling the Company to effectively serve contractors. Regional recyclers provides full-service recycled PVC material processing, sourcing, logistical support, and scrap management programs that are utilized in our finished goods manufacturing processes. This segment is impacted by trends in and the strength of home repair and remodel activity.

• Commercial—The Commercial segment manufactures, fabricates and distributes lockers and bathroom partitions. This segment is impacted by trends in and the strength of the repair and remodel sector. This segment also previously included the Company’s Vycom business, which manufactured resin-based extruded sheeting products for a variety of commercial and industrial applications. The Company sold the Vycom business on November 1, 2023. See Note 3 for additional information on the divestiture.

The segment data below includes data for Residential and Commercial for the three months ended December 31, 2023 and 2022 (in thousands).

	Three Months Ended December 31,
	2023	2022
Net sales to customers
Residential	$223,000	$179,484
Commercial	17,444	36,775
Total	$240,444	$216,259
Adjusted EBITDA
Residential (1)	$52,762	$9,946
Commercial	2,905	5,154
Total Adjusted EBITDA for reporting segments	$55,667	$15,100
Adjustments to Income before income tax provision
Depreciation and amortization	(31,937)	(33,840)
Stock-based compensation costs	(8,468)	(3,957)
Acquisition and divestiture costs (2)	(492)	(2,954)
Gain on sale of business (3)	38,515	—
Other costs (4)	(2,768)	(214)
Interest expense, net	(7,910)	(9,299)
Income (loss) before income tax provision	$42,607	$(35,164)

(1)
Effective as of December 31, 2023, Residential segment Adjusted EBITDA includes all corporate expenses, such as selling, general and administrative costs related to our corporate offices, including payroll and other professional fees. The prior period has been recast to reflect the change.
(2)
Acquisition and divestiture costs reflect costs related to divestiture of $0.5 million for both the three months ended December 31, 2023 and 2022, respectively, and costs directly related to completed acquisitions of $2.4 million in the three months ended December 31, 2022.
(3)
Gain on sale of business relates to the sale of the Vycom business.
(4)
Other costs reflect costs related to the removal of dispensable equipment resulting from a modification of our manufacturing process of $2.4 million in the three months ended December 31, 2023, reduction in workforce costs of $0.3 million in the three months ended December 31, 2023, and costs for legal expenses of $0.1 million and $0.2 million in the three months ended December 31, 2023 and 2022, respectively.

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

On December 4, 2023, the Company entered into a $100 million accelerated share repurchase agreement, or the “ASR” with Goldman Sachs & Co. LLC, or “Goldman Sachs”. Goldman Sachs delivered 2,291,607 initial shares to the Company on December 6, 2023, based on the closing price of the Company’s Class A common stock of $34.91 on December 4, 2023. The total value of the initial shares represents 80% of the $100 million ASR. The final settlement will be based on the volume-weighted average price of the Company's Class A common stock over the repurchase period, subject to certain adjustments. The Company expects to settle the ASR in the second quarter of fiscal year 2024.

During the three months ended December 31, 2022, the Company repurchased 352,760 shares of its Class A common stock on the open market at an average price of $21.23 per share, totaling an approximately $7.5 million reacquisition cost.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), that includes, among other provisions, a one percent excise tax on net repurchases of stock after December 31, 2022. For the three months ended December 31, 2023, the Company recognized $0.8 million excise tax as reacquisition cost of share repurchases.

As of December 31, 2023, the Company had approximately $101.1 million available for repurchases under the Share Repurchase Program.

14. STOCK-BASED COMPENSATION

The Company grants stock-based awards to attract, retain and motivate key employees and directors.

The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 2,219,224 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.

On December 11, 2023, the Compensation Committee of the Board of Directors authorized certain changes to a former employee’s stock-based awards which were effective in connection with his retirement. These changes allow certain awards to continue to vest in due course following retirement and extend the exercisability of certain outstanding and exercisable stock options to the end of the contractual term of the options. This resulted in a Type III Modification (improbable to probable) as defined in accounting guidance, accounted for as a cancellation of the original award and an issuance of a new grant, as well as, a Type I Modification (probable to probable), accounted for as an exchange of the original award for a new grant under the revised terms. The modifications resulted in $1.9 million of stock-based compensation expense in the three months ended December 31, 2023.

Stock-based compensation expense for the three months ended December 31, 2023 and 2022 was $8.5 million and $4.0 million, respectively, recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income (Loss). Total income tax benefit for the three months ended December 31, 2023 and 2022 was $1.7 million and $0.8 million, respectively. As of December 31, 2023, the Company had not yet recognized compensation cost on unvested stock-based awards of $36.6 million, with a weighted average remaining recognition period of 2.0 years.

The Company uses the Black Scholes pricing model to estimate the fair value of its service-based awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within ten years of the grant date.

The following table sets forth the significant assumptions used for the calculation of stock-based compensation expense for the three months ended December 31, 2023 and 2022:

	December 15, 2023 Grant Date	December 12, 2022 Grant Date
Risk-free interest rate	3.93%	3.77%
Expected volatility	40.00%	40.00%
Expected term (in years)	6.00	6.00
Expected dividend yield	0.00%	0.00%

Stock Options

The following table summarizes the performance-based stock option activity for the three months ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2023	1,114,261	$23.00
Granted	—	—
Exercised	(60,261)	23.00
Cancelled/Forfeited	—	—
Outstanding at December 31, 2023	1,054,000	23.00	6.4	16,074
Vested and exercisable at December 31, 2023	1,054,000	$23.00	6.4	16,074

The following table summarizes the service-based stock option activity for the three months ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2023	3,361,707	$25.43
Granted	138,731	38.15
Exercised	(76,624)	24.17
Cancelled/Forfeited	—	—
Outstanding at December 31, 2023	3,423,814	25.97	7.0	43,493
Vested and exercisable at December 31, 2023	2,475,222	$24.78	6.7	33,921

Restricted Stock Awards

A summary of the service-based restricted stock awards activity during the three months ended December 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2023	82,481	$23.00
Granted	—	—
Vested	(6,845)	23.00
Forfeited	—	—
Outstanding and unvested at December 31, 2023	75,636	$23.00

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

A summary of the performance-based restricted stock unit awards activity for the three months ended December 31, 2023 presented at target was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2023	508,622	$26.72
Granted	215,462	38.15
Vested	(123,821)	34.82
Forfeited	(3,308)	28.01
Outstanding and unvested at December 31, 2023	596,955	$28.91

Restricted Stock Units

A summary of the service-based restricted stock unit awards activity for the three months ended December 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2023	786,096	$25.42
Granted	204,796	38.12
Vested	(224,591)	28.14
Forfeited	(2,102)	24.85
Outstanding and unvested at December 31, 2023	764,199	$28.01

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

	Three Months Ended December 31,
	2023	2022
Numerator:
Net income (loss)	$25,719	$(25,836)
Net income (loss) attributable to common stockholders - basic and diluted	$25,719	$(25,836)
Denominator:
Weighted-average shares of common stock
Basic	147,297,662	150,877,635
Diluted	148,876,282	150,877,635
Net income (loss) per share attributable to common stockholders:
Net income (loss) per common share - basic	$0.17	$(0.17)
Net income (loss) per common share - diluted	$0.17	$(0.17)

The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income per share because the effect was anti-dilutive:

	Three Months Ended December 31,
	2023	2022
Stock Options	547,890	5,010,161
Restricted Stock Units	108,736	531,462

16. INCOME TAXES

The Company calculates the interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting, specifically ASC-740-270-25-2. For interim periods, the Company estimates the annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rates for the three months ended December 31, 2023 and 2022 were 39.6% and 26.5%, respectively. The increase in the effective income tax rate for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, was primarily driven by the tax effects related to the sale of the Vycom business.

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

18. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

The AZEK Company Inc. (parent company only)

Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	December 31, 2023	September 30, 2023
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,359,305	$1,429,643
Total non-current assets	1,359,305	1,429,643
Total assets	$1,359,305	$1,429,643
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at December 31, 2023 and September 30, 2023, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 156,341,203 and 155,967,736 shares issued at December 31, 2023 and September 30, 2023, respectively	156	156
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 0 shares and 100 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	—	—
Additional paid‑in capital	1,650,160	1,662,322
Accumulated deficit	(19,328)	(45,047)
Accumulated other comprehensive income (loss)	(1,217)	1,878
Treasury stock, at cost, 10,560,030 and 8,268,423 shares at December 31, 2023 and September 30, 2023, respectively	(270,466)	(189,666)
Total stockholders’ equity	1,359,305	1,429,643
Total liabilities and stockholders’ equity	$1,359,305	$1,429,643

	Three Months Ended December 31,
	2023	2022
Net income (loss) of subsidiaries	$25,719	$(25,836)
Net income (loss) of subsidiaries	$25,719	$(25,836)
Comprehensive income (loss)	$22,624	$(27,632)

The AZEK Company Inc. did not have any cash as of December 31, 2023 or September 30, 2023. Accordingly a Condensed Statement of Cash Flows has not been presented.

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

Dividends from Subsidiaries

There were $100.0 million and $7.5 million in cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during the three months ended December 31, 2023 and 2022, respectively. Cash dividends of $100.0 million were used to fund the ASR during the three months ended December 31, 2023 and $7.5 million in cash dividends were used to fund share repurchases on the open market during the three months ended December 31, 2022.

Restricted Payments

The AZEK Group LLC is party to the Revolving Credit Facility and the Term Loan Agreement. The obligations under the Revolving Credit Facility and Term Loan Agreement are secured by substantially all of the present and future assets of the borrowers and guarantors, including equity interests of their domestic subsidiaries, subject to certain exceptions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual consolidated financial statements and related notes and our discussion and analysis of financial condition and results of operations, which were included in our 2023 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or the SEC, on November 29, 2023, or our 2023 Form 10-K, as well as Item 1. Financial Statements in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations, cash flows, expansion plans, capital investments, capacity targets and other strategic initiatives, are forward-looking statements. In some cases, forward looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” or the negative of these terms and similar expressions intended to identify forward-looking statements. In particular, statements about potential new products and product innovation, statements regarding the potential impact of climate change and extreme weather events, global health pandemics or geopolitical conflicts, such as the conflict between Russia and Ukraine and the conflict in the Middle East, statements about the markets in which we operate and the economy more generally, including inflation and interest rates, growth of our various markets and growth in the use of engineered products as well as our ability to share in such growth, statements about our ability to source our raw materials in line with our expectations, future pricing for our products or our raw materials and our ability to successfully manage market and interest rate risks and control or reduce costs, statements with respect to our ability to meet future goals and targets, including our environmental, social and governance targets, statements about potential share repurchases, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in the Quarterly Report on Form 10-Q are forward-looking statements. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our 2023 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Overview

We are an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable outdoor living products, including TimberTech® decking, Versatex® and AZEK® Trim, and StruXure® pergolas. Homeowners continue to invest in their homes and outdoor spaces and we believe are increasingly recognizing the significant advantages of engineered, long-lasting products, which convert demand away from traditional materials, particularly wood. Our products transform those outdoor spaces by combining highly appealing aesthetics with significantly lower maintenance costs compared to traditional materials. Our innovative portfolio of outdoor living products, including decking, railing, trim, siding, cladding, pergolas and cabanas and accessories, inspires consumers to design outdoor spaces tailored to their unique lifestyle needs. In addition to our leading suite of outdoor living products, we sell a broad range of highly engineered products that are sold in commercial markets, including partitions, lockers and storage solutions. One of our core values is to “always do the right thing”. In furtherance of that value, we are focused on sustainability across our operations and have adopted strategies to enable us to meet the growing demand for environmentally-friendly products.

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

Economic Environment; Global Events

Our business and financial performance may be affected by the macroeconomic and geopolitical environment, including increased inflation, elevated rising interest rates and geopolitical conflicts. For example, elevated interest rates and inflation levels may negatively impact the ability of consumers to purchase our products and may increase our raw material costs. Our business, financial condition and results of operations could be adversely affected if we are not able to pass any associated costs on to our customers or otherwise mitigate the impact of these pressures on us or our consumers. In addition, our business may be impacted by the direct and indirect effects of geopolitical conflicts, including possible disruptions to global supply chains generally and our supply chain in particular and an increased threat of cyberattacks against U.S. companies, which could pose risks to the security of our information technology systems, as well as the confidentiality, availability and integrity of our or our customers’ data.

We are unable to fully predict the impact that the above events and conditions will have on the global economy, our industry or our business, financial condition, results of operations or cash flows. See also Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q and Part 1, Item 1A “Risk Factors” of our 2023 Form 10-K.

Recent Divestiture

On November 1, 2023, we completed the sale of our Vycom business within the Commercial segment for net proceeds of approximately $133.1 million. The divestiture allows us to focus on the highest value portions of its business and provides additional cash to finance its capital allocation priorities. We recognized a pre-tax gain on sale of $38.5 million during the three months ended December 31, 2023.

Results of Operations

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

The following table summarizes certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31,
(U.S. dollars in thousands)	2023	2022	$ Variance	% Variance
Net sales	$240,444	$216,259	$24,185	11.2%
Cost of sales	149,011	168,680	(19,669)	(11.7)%
Gross profit	91,433	47,579	43,854	92.2%
Selling, general and administrative expenses	77,246	73,444	3,802	5.2%
Loss on disposal of property, plant and equipment	2,185	—	2,185	N/M%
Operating income (loss)	12,002	(25,865)	37,867	146.4%
Interest expense, net	7,910	9,299	(1,389)	(14.9)%
Gain on sale of business	(38,515)	—	(38,515)	N/M%
Income tax expense (benefit)	16,888	(9,328)	26,216	281.0%
Net income (loss)	$25,719	$(25,836)	$51,555	199.5%

“N/M” indicates the variance as a percentage is not meaningful.

Net Sales

Net sales for the three months ended December 31, 2023 increased by $24.2 million, or 11.2%, to $240.4 million from $216.3 million for the three months ended December 31, 2022. The increase was primarily due to an increase in volume in our Residential segment attributable to key growth initiatives driving demand for AZEK products, partially offset by the sale of our Vycom business in our Commercial segment. Net sales for the three months ended December 31, 2023 increased for our Residential segment by 24.2% and decreased for our Commercial segment by 52.6%, respectively, as compared to the prior year period.

Cost of Sales

Cost of sales for the three months ended December 31, 2023 decreased by $19.7 million, or 11.7%, to $149.0 million from $168.7 million for the three months ended December 31, 2022 primarily due to lower raw material costs driven by certain commodity deflation and higher utilization of manufacturing capacity.

Gross Profit

Gross profit for the three months ended December 31, 2023 increased by $43.9 million, or 92.2%, to $91.4 million from $47.6 million for the three months ended December 31, 2022. The increase in gross profit was primarily driven by higher net sales, lower raw material costs and higher plant utilization. Gross profit as a percent of net sales increased to 38.0% for the three months ended December 31, 2023 compared to 22.0% for the three months ended December 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.8 million, or 5.2%, to $77.2 million, or 32.1% of net sales, for the three months ended December 31, 2023 from $73.4 million, or 34.0% of net sales, for the three months ended December 31, 2022. The increase was primarily due to higher stock-based compensation and marketing and selling costs, partially offset by lower personnel costs.

Loss on Disposal of Property, Plant and Equipment

Loss on disposal of property, plant and equipment was $2.2 million in the three months ended December 31, 2023, primarily related to the removal of dispensable equipment resulting from a modification of our manufacturing process.

Interest Expense, net

Interest expense, net, decreased by $1.4 million, or 14.9%, to $7.9 million for the three months ended December 31, 2023 from $9.3 million for the three months ended December 31, 2022. Interest expense, net decreased due to interest income, partially offset by a higher interest rate on outstanding debt during the three months ended December 31, 2023, when compared to the three months ended December 31, 2022.

Gain On Sale Of Business

Gain on sale of business was $38.5 million during the three months ended December 31, 2023, which related to the divestiture of our Vycom business within the Commercial segment.

Income Tax Expense (Benefit)

Income tax expense increased by $26.2 million to $16.9 million for the three months ended December 31, 2023 compared to income tax benefit of $9.3 million for the three months ended December 31, 2022. The increase in our income tax expense was primarily driven by our higher pre-tax income as well as the gain from the sale of our Vycom business.

Net Income (Loss)

Net income increased by $51.6 million to $25.7 million for the three months ended December 31, 2023 compared to net loss of $25.8 million for the three months ended December 31, 2022, due to the factors described above.

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

Residential

The following table summarizes certain financial information relating to the Residential segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31,
(U.S. dollars in thousands)	2023	2022	$ Variance	% Variance
Net sales	$223,000	$179,484	$43,516	24.2%
Segment Adjusted EBITDA (1)	52,762	9,946	42,816	430.5%
Segment Adjusted EBITDA Margin	23.7%	5.5%	N/A	N/A
(1)
Effective as of December 31, 2023, Residential segment Adjusted EBITDA includes all corporate expenses, such as selling, general and administrative costs related to our corporate offices, including payroll and other professional fees. The prior period has been recast to reflect the change.

Net Sales

Net sales for the three months ended December 31, 2023 increased by $43.5 million, or 24.2%, to $223.0 million from $179.5 million for the three months ended December 31, 2022. The increase was attributable to higher net sales related to our Deck, Rail & Accessories and our Exteriors businesses.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for the three months ended December 31, 2023 increased by $42.8 million, or 430.5%, to $52.8 million from $9.9 million for the three months ended December 31, 2022. The increase was mainly driven by higher net sales, lower raw material costs and higher plant utilization, partially offset by higher marketing and selling expenses.

Commercial

The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31,
(U.S. dollars in thousands)	2023	2022	$ Variance	% Variance
Net sales	$17,444	$36,775	$(19,331)	(52.6)%
Segment Adjusted EBITDA	2,905	5,154	(2,249)	(43.6)%
Segment Adjusted EBITDA Margin	16.7%	14.0%	N/A	N/A

Net Sales

Net sales for the three months ended December 31, 2023 decreased by $19.3 million, or 52.6%, to $17.4 million from $36.8 million for the three months ended December 31, 2022, primarily due to the sale of our Vycom business. Vycom net sales were $3.3 million for the three months ended December 31, 2023 (prior to its divestiture on November 1, 2023) compared to $21.7 million for the three months ended December 31, 2022.

Segment Adjusted EBITDA

Segment Adjusted EBITDA of the Commercial segment was $2.9 million for the three months ended December 31, 2023, compared to $5.2 million for the three months ended December 31, 2022. The decrease was primarily driven by lower net sales due to the sale of our Vycom business, partially offset by lower material costs.

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

	Three Months Ended December 31,
(U.S. dollars in thousands, except per share amounts)	2023	2022
GAAP Financial Measures:
Gross Profit	$91,433	$47,579
Gross Profit Margin	38.0%	22.0%
Net Income (Loss)	$25,719	$(25,836)
Net Income (Loss) Per Common Share - Diluted	$0.17	$(0.17)
Net Profit Margin	10.7%	(11.9)%
Net Cash Provided By (Used In) Operating Activities	$(16,288)	$6,409
Net Cash Provided By (Used In) Investing Activities	$115,530	$(30,263)
Net Cash Used In Financing Activities	$(102,797)	$(10,098)

	Three Months Ended December 31,
(U.S. dollars in thousands, except per share amounts)	2023	2022
Non-GAAP Financial Measures:
Adjusted Gross Profit	$95,302	$52,185
Adjusted Gross Profit Margin	39.6%	24.1%
Adjusted Net Income (Loss)	$15,602	$(13,852)
Adjusted Diluted EPS	$0.10	$(0.09)
Adjusted EBITDA	$55,667	$15,100
Adjusted EBITDA Margin	23.2%	7.0%
Free Cash Flow	$(33,969)	$(23,919)

Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow

Beginning for the three months ended December 31, 2023, we define Adjusted Gross Profit as gross profit before amortization, business transformation costs, acquisition costs and certain other costs as described below. Prior to the three months ended December 31, 2023, depreciation was also excluded from Adjusted Gross Profit. We believe that including depreciation expense in our Adjusted Gross Profit definition will result in easier comparability to our peers. Adjusted Gross Profit Margin is equal to Adjusted Gross Profit divided by net sales. Presentations of Adjusted Gross Profit and Adjusted Gross Profit Margin for prior periods have been recast to conform to the current period presentation for comparability. We define Adjusted Net Income as net income (loss) before amortization, stock-based compensation costs, business transformation costs, acquisition costs, initial public offering and secondary offering costs, capital structure transaction costs and certain other costs as described below. We define Adjusted Diluted EPS as Adjusted Net Income divided by weighted average common shares outstanding—diluted, to reflect the conversion or exercise, as applicable, of all outstanding shares of restricted stock awards, restricted stock units and options to purchase shares of our common stock. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax (benefit) expense and depreciation and amortization and by adding to or subtracting therefrom items of expense and income as described below. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by net sales. We believe Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that can vary from company to company depending on, among other things, its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. For example, we add back amortization and certain stock-based compensation costs when calculating Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income and Adjusted Diluted EPS because we do not consider them indicative of our core operating performance. We believe their exclusion, and the exclusion of certain other expenses as described herein, facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe that showing gross profit and net income, as adjusted to remove the impact of these expenses, is helpful to investors in assessing our gross profit and net income performance in a way that is similar to the way management assesses our performance. Additionally, EBITDA and EBITDA margin are common measures of operating performance in our industry, and we believe they facilitate operating comparisons. Our management also uses Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.

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

•
Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin exclude the expense of amortization of our assets, and Adjusted EBITDA and Adjusted EBITDA Margin also exclude the expense of depreciation of our assets, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future;
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

The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands)	2023	2022
Gross Profit	$91,433	$47,579
Amortization (1)	3,869	4,606
Adjusted Gross Profit	$95,302	$52,185

	Three Months Ended December 31,
	2023	2022
Gross Profit Margin	38.0%	22.0%
Amortization	1.6%	2.1%
Adjusted Gross Profit Margin	39.6%	24.1%

(1)
Effective as of December 31, 2023, we revised the definition of Adjusted Gross Profit to no longer exclude depreciation expense. The prior period has been recast to reflect the change.

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands, except per share amounts)	2023	2022
Net income (loss)	$25,719	$(25,836)
Amortization	10,164	11,837
Stock-based compensation costs (1)	2,925	1,259
Acquisition and divestiture costs (2)	492	2,954
Gain on sale of business (3)	(38,515)	—
Other costs (4)	2,768	214
Tax impact of adjustments (5)	12,049	(4,280)
Adjusted Net Income (Loss)	$15,602	$(13,852)

	Three Months Ended December 31,
	2023	2022
Net income (loss)	$0.17	$(0.17)
Amortization	0.07	0.08
Stock-based compensation costs	0.02	0.01
Acquisition and divestiture costs	—	0.02
Gain on sale of business	(0.26)	—
Other costs	0.02	—
Tax impact of adjustments	0.08	(0.03)
Adjusted Diluted EPS (6)	$0.10	$(0.09)

(1)
Stock-based compensation costs reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.
(2)
Acquisition and divestiture costs reflect costs related to divestiture of $0.5 million for both the three months ended December 31, 2023 and 2022, respectively, and costs directly related to completed acquisitions of $2.4 million in the three months ended December 31, 2022.
(3)
Gain on sale of business relates to the sale of the Vycom business.
(4)
Other costs reflect costs related to the removal of dispensable equipment resulting from a modification of our manufacturing process of $2.4 million in the three months ended December 31, 2023, reduction in workforce costs of $0.3 million in the three months ended December 31, 2023, and costs for legal expenses of $0.1 million and $0.2 million in the three months ended December 31, 2023 and 2022, respectively.
(5)
Tax impact of adjustments, except for gain on sale of business, are based on applying a combined U.S. federal and state statutory tax rate of 26.5% for the three months ended December 31, 2023 and 2022, respectively. Tax impact of adjustment for gain on sale of business is based on applying a combined U.S. federal and state statutory tax rate of 42.1% for the three months ended December 31, 2023.
(6)
Weighted average common shares outstanding used in computing diluted net income per common share of 148,876,282 and 150,877,635 for the three months ended December 31, 2023 and 2022, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands)	2023	2022
Net income (loss)	$25,719	$(25,836)
Interest expense, net	7,910	9,299
Depreciation and amortization	31,937	33,840
Income tax expense (benefit)	16,888	(9,328)
Stock-based compensation costs	8,468	3,957
Acquisition and divestiture costs (1)	492	2,954
Gain on sale of business (2)	(38,515)	—
Other costs (3)	2,768	214
Total adjustments	29,948	40,936
Adjusted EBITDA	$55,667	$15,100

	Three Months Ended December 31,
	2023	2022
Net profit margin	10.7%	(11.9)%
Interest expense, net	3.3%	4.3%
Depreciation and amortization	13.3%	15.7%
Income tax expense (benefit)	7.0%	(4.3)%
Stock-based compensation costs	3.5%	1.8%
Acquisition and divestiture costs	0.2%	1.3%
Gain on sale of business	(16.0)%	0.0%
Other costs	1.2%	0.1%
Total adjustments	12.5%	18.9%
Adjusted EBITDA Margin	23.2%	7.0%

(1)
Acquisition and divestiture costs reflect costs related to divestiture of $0.5 million for both the three months ended December 31, 2023 and 2022, respectively, and costs directly related to completed acquisitions of $2.4 million in the three months ended December 31, 2022.
(2)
Gain on sale of business relates to the sale of the Vycom business.
(3)
Other costs reflect costs related to the removal of dispensable equipment resulting from a modification of our manufacturing process of $2.4 million in the three months ended December 31, 2023, reduction in workforce costs of $0.3 million in the three months ended December 31, 2023, and costs for legal expenses of $0.1 million and $0.2 million in the three months ended December 31, 2023 and 2022, respectively.

Free Cash Flow Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands)	2023	2022
Net cash provided by (used in) operating activities	$(16,288)	$6,409
Less: Purchases of property, plant and equipment	(17,681)	(30,328)
Free Cash Flow	$(33,969)	$(23,919)
Net cash provided by (used in) investing activities	$115,530	$(30,263)
Net cash used in financing activities	$(102,797)	$(10,098)

Liquidity and Capital Resources

Liquidity Outlook

Our primary cash needs are to fund operations, working capital, capital expenditures, debt service, share repurchases and any acquisitions we may undertake. As of December 31, 2023, we had cash and cash equivalents of $274.8 million and total indebtedness of $592.5 million. The AZEK Group LLC (f/k/a CPG International LLC), our direct, wholly owned subsidiary, had approximately $147.8 million available under the borrowing base for future borrowings as of December 31, 2023. The AZEK Group LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

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

The AZEK Group LLC is party to the Revolving Credit Facility and the Term Loan Agreement, or, together, the Senior Secured Credit Facilities. The obligations under the Senior Secured Credit Facilities are secured by specified assets. The obligations under the Senior Secured Credit Facilities are guaranteed by us and the wholly owned domestic subsidiaries of The AZEK Group LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

The Senior Secured Credit Facilities contain covenants restricting payments of dividends by The AZEK Group LLC unless certain conditions, as provided in the Senior Secured Credit Facilities, are met. The covenants under our Senior Secured Credit Facilities provide for certain exceptions for specific types of payments. However, other than restricted payments under the specified exceptions, the covenants under our Term Loan Agreement generally prohibit the payment of dividends unless the Total Net Leverage Ratio (as defined in the Term Loan Agreement) of The AZEK Group LLC, on a pro forma basis, is no greater than 4.25:1.00 and no event of default has occurred and is occurring.

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

On September 30, 2013, our subsidiary, The AZEK Group LLC (as successor-in-interest to CPG Merger Sub LLC, a limited liability company formed to effect the acquisition of The AZEK Group LLC), and the lenders party thereto entered into the Revolving Credit Facility. On March 9, 2017, the Revolving Credit Facility was amended and restated to provide for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a specified percentage of eligible accounts receivable and inventory, less reserves that may be established by the Revolver Administrative Agent in the exercise of its reasonable credit judgment. As of December 31, 2023 and September 30, 2023, The AZEK Group LLC had no outstanding borrowings under the Revolving Credit Facility and had $2.2 million and $2.8 million of outstanding letters of credit held against the Revolving Credit Facility, respectively. As of both December 31, 2023 and September 30, 2023, The AZEK Group LLC had approximately $147.8 million and $147.2 million, respectively available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $274.8 million and $278.3 million, respectively. As our borrowing capacity under the Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, the amount available under the borrowing base may not reflect actual borrowing capacity under the Revolving Credit Facility.

Cash Uses

Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, share repurchases, and, if market conditions warrant, making selected acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.

The table below details the total operating, investing and financing activity cash flows for the three months ended December 31, 2023 and 2022.

Cash Flows

	Three Months Ended December 31,
(U.S. dollars in thousands)	2023	2022	$ Variance	% Variance
Net cash provided by (used in) operating activities	$(16,288)	$6,409	$(22,697)	(354.1)%
Net cash provided by (used in) investing activities	115,530	(30,263)	145,793	481.8%
Net cash used in financing activities	(102,797)	(10,098)	(92,699)	(918.0)%
Net decrease in cash	$(3,555)	$(33,952)	$30,397	89.5%

Operating Activities

Net cash provided by (used in) operating activities was $(16.3) million and $6.4 million for the three months ended December 31, 2023 and 2022, respectively. The $22.7 million increase in cash used in operating activities is primarily related to the increase in inventory, partially offset by increased profitability due to higher net sales and lower raw material costs.

Investing Activities

Net cash provided by (used in) investing activities was $115.5 million and $(30.3) million for the three months ended December 31, 2023 and 2022, respectively. Net cash provided by investing activities for the three months ended December 31, 2023 primarily consisted of $(17.8) million for purchases of property, plant and equipment in the normal course of business and $133.1 million net proceeds from the sale of the Vycom business, while net cash used in investing activities for the three months ended December 31, 2022 consisted of $(30.3) million for purchases of property, plant and equipment in the normal course of business.

Financing Activities

Net cash used in financing activities was $102.8 million and $10.1 million for the three months ended December 31, 2023 and 2022, respectively. Net cash used in financing activities for the three months ended December 31, 2023 primarily consisted of $100.0 million of treasury stock repurchases and $1.5 million of debt principal payments, while net cash used in financing activities for the three months ended December 31, 2022 primarily consisted of $7.5 million of treasury stock repurchases and $1.5 million of debt principal payments.

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

On December 4, 2023, we entered into a $100 million accelerated share repurchase agreement, or the “ASR” with Goldman Sachs & Co. LLC, or “Goldman Sachs”. Goldman Sachs delivered 2,291,607 initial shares to us on December 6, 2023, based on the closing price of the Company’s Class A common stock of $34.91 on December 4, 2023. The total value of the initial shares represents 80% of the $100 million ASR. The final settlement will be based on the volume-weighted average price of our Class A common stock over the repurchase period, subject to certain adjustments. We expect to settle the ASR in the second quarter of fiscal year 2024.

During the three months ended December 31, 2022, we repurchased 352,760 shares of its Class A common stock on the open market at an average price of $21.23 per share, totaling an approximately $7.5 million reacquisition cost.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), that includes, among other provisions, a one percent excise tax on net repurchases of stock after December 31, 2022. For the three months ended December 31, 2023, we recognized $0.8 million excise tax as reacquisition cost of share repurchases.

As of December 31, 2023, we had approximately $101.1 million available for repurchases under the Share Repurchase Program.

See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information.

Revolving Credit Facility

On January 26, 2023, The AZEK Group LLC amended the Revolving Credit Facility, replacing all LIBOR-based provisions with provisions reflecting the Secured Overnight Financing Rate, or SOFR, including, without limitation, the use of a new Adjusted Term SOFR benchmark rate equal to Term SOFR (as defined in the Revolving Credit Agreement) plus 0.10%.

The Revolving Credit Facility provides for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. As of December 31, 2023, outstanding revolving loans under the Revolving Credit Facility bore interest at a rate which equaled, at our option, either (i) for alternative base rate, or ABR, borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the Adjusted Term SOFR, as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 25 to 75 basis points based on average historical availability, or (ii) for SOFR borrowings, the Adjusted Term SOFR plus a spread of 125 to 175 basis points, based on average historical availability. The maturity of the Revolving Credit Facility is the earlier of March 31, 2026 and the date that is 91 days prior to the maturity of the Term Loan Agreement or any permitted refinancing thereof.

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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of December 31, 2023 and September 30, 2023, The AZEK Group LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control.

We also have the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.

Term Loan Agreement

The Term Loan Agreement is a first lien term loan and will mature on April 28, 2029, subject to acceleration or prepayment. The Term Loan Agreement will amortize in equal quarterly installments of 0.25% of the aggregate principal amount of the loans outstanding, subject to reduction for certain prepayments.

The obligations under the Term Loan Agreement are secured by a first priority security interest in the membership interests of The AZEK Group LLC owned by us, the equity interests of The AZEK Group LLC’s domestic subsidiaries, other than certain immaterial subsidiaries and other excluded subsidiaries, and all remaining assets not constituting Revolver Priority Collateral (subject to certain exceptions) of the Company, The AZEK Group LLC and the subsidiaries of The AZEK Group LLC that are guarantors under the Term Loan Agreement, and a second priority security interest in the Revolver Priority Collateral. The obligations under the Term Loan Agreement are guaranteed by us and the wholly owned domestic subsidiaries of The AZEK Group LLC other than certain immaterial subsidiaries and other excluded subsidiaries.

The interest rate applicable to the outstanding principal under the Term Loan Agreement equals, at our option, (i) in the case of alternative base rate borrowings, the highest of (a) the Federal Funds Rate (as defined in the Term Loan Agreement) plus 0.50%, (b) the Prime Rate (as defined in the Term Loan Agreement) as in effect on such day and (c) the one-month Term SOFR (as defined in the Term Loan Agreement) plus 1.00% per annum, provided that in no event will the alternative base rate be less than 1.50% per annum, plus an applicable margin of 1.50% and (ii) in the case of SOFR borrowings, Term SOFR for the applicable interest period, plus an applicable margin of 2.50%.

Loans under the Term Loan Agreement may be voluntarily prepaid in whole, or in part, in each case without premium or penalty, subject to certain customary conditions. The Term Loan Agreement also requires mandatory prepayments of loans under the Term Loan Agreement from the proceeds of certain debt issuances and certain asset dispositions (subject to certain reinvestment rights) and, commencing with the fiscal year ending September 30, 2023, a percentage of excess cash flow (subject to step-downs upon The AZEK Group LLC achieving certain leverage ratios and other reductions in connection with other debt prepayments).

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

We have the right to arrange for incremental term loans under the Credit Agreement in an amount that shall not exceed the sum of (i) the Fixed Incremental Amount, as defined in the Term Loan Agreement, and (ii) the Ratio Amount, as defined in the Term Loan Agreement.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our 2023 Form 10-K, except as updated in Note 1 of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280) : Improvements to Reportable Segment Disclosures. This standard requires all public entities that are subject to segment reporting requirements to disclose additional information, including significant segment expenses and other segment items on an annual and interim basis. It also requires the disclosure of the title and the position of the chief operating decision maker and how the reported measures are used for making business decisions. This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We intend to adopt the updated standard during the fiscal year beginning October 1, 2024. We are currently evaluating the impact the adoption of this standard will have on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard expands the disclosure requirements primarily on the rate reconciliation and income tax paid. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. We intend to adopt the updated standard during the fiscal year beginning October 1, 2025. We are currently evaluating the impact the adoption of this standard will have on our disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the Revolving Credit Facility. As of December 31, 2023 and September 30, 2023, we had $592.5 million and $594.0 million outstanding under the Term Loan Agreement, respectively, and no outstanding amounts under the Revolving Credit Facility, respectively. The Term Loan Agreement and Revolving Credit Facility bear interest at variable rates. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities, after giving effect to related derivatives, as of December 31, 2023 and 2022, would have increased or decreased annual cash interest by approximately $2.9 million and $3.0 million, respectively.

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

Credit Risk

As of December 31, 2023 and September 30, 2023, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Foreign Currency Risk

Substantially all of our business is currently conducted in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar as compared to other currencies would have a material effect on our operating results.

Inflation

Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use and other costs, including freight and labor costs. Geopolitical tensions and other economic uncertainties may increase inflationary pressures, including causing increases in the prices for goods and services and exacerbating global supply chain disruptions, which have resulted in, and may continue to result in, shortages in materials and services and related issues. Historically, we have generally been able over time to offset, in whole or in part, the effects of inflation and price fluctuations through sales price increases and production efficiencies associated with technological enhancements and volume growth; however, we cannot reasonably estimate our ability to offset any increases in raw material prices or freight or labor costs or other inflationary pressures in the future. Sustained or increased inflationary pressures may have an adverse effect on our business, financial condition and results of operations if the selling prices of our products do not increase with these increased costs or we cannot identify cost efficiencies.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Since September 30, 2023, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our 2023 Form 10-K. You should carefully consider the risk factors in our 2023 Form 10-K and our other filings made with the SEC. You should be aware that such risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of our Class A common stock during the three months ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1), (2), (3)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1), (2), (3)
October 1, 2023 - October 31, 2023	—	$—	—	$201,938,443
November 1, 2023 – November 30, 2023	—	—	—	201,938,443
December 1, 2023 – December 31, 2023	2,291,607	$34.91	2,291,607	101,138,443
Total	2,291,607		2,291,607

(1)
On May 5, 2022, the Board of Directors authorized us to repurchase up to $400 million of our Class A common stock.
(2)
On December 4, 2023, we entered into a $100 million ASR with Goldman Sachs. Goldman Sachs delivered 2,291,607 initial shares to us on December 6, 2023, based on the closing price of the Company’s Class A common stock of $34.91 on December 4, 2023. The total value of the initial shares represents 80% of the $100 million ASR. The final settlement will be based on the volume-weighted average price of our Class A common stock over the repurchase period, subject to certain adjustments. We expect to settle the ASR in the second quarter of fiscal year 2024. For the three months ended December 31, 2023, we recognized $0.8 million excise tax as reacquisition cost of share repurchases.

See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Second Restated Certificate of Incorporation of The AZEK Company Inc.	8-K	3.2	03/01/2023	001-39322

3.2	Amended and Restated Bylaws of The AZEK Company Inc.	8-K	3.3	03/10/2022	001-39322

4.2	Registration Rights Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.2	08/14/2020	001-39322

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

The AZEK Company Inc.

Date: February 7, 2024	By:	/s/ Peter Clifford
Peter Clifford Senior Vice President and Chief Financial Officer (Principal Financial Officer)