Form 10-K/A
period 2023-09-30
AZEK Co Inc.
filed 2024-06-14
CIK 1782754

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at March 31, 2023 (the last day of the registrant’s most recent second quarter) was $2,796,678,033 based on the closing price of the registrant’s Class A common stock as reported on the New York Stock Exchange on such date.

As of May 31, 2024, the registrant had 145,518,785 shares of Class A Common Stock, $0.001 par value per share, and no shares of Class B Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 annual meeting of stockholders filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended September 30, 2023, are incorporated herein by reference in Part III of this Form 10-K/A.

EXPLANATORY NOTE

The AZEK Company Inc. (“we,” “us,” “our,” “AZEK,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to amend and restate certain items in its Annual Report on Form 10-K for the fiscal year ended September 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on November 29, 2023 (the “Original Form 10-K”).

In filing this Amendment, we are restating our previously issued audited Consolidated Financial Statements as of and for the fiscal years ended September 30, 2023, 2022 and 2021, as well as the related unaudited condensed consolidated interim financial information for each of the quarters within fiscal years ended September 30, 2023 and 2022 (collectively, the “Affected Periods”) to account for the overstatement of inventory, understatement of cost of sales and other immaterial errors as further described below. Those previously issued financial statements for the Affected Periods should no longer be relied upon. In addition, we intend to file an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 (such report, together with this Amendment, the “Amended Reports”), originally filed with the SEC on February 7, 2024. All material restatement information will be included in the Amended Reports, and we do not intend to separately amend other filings that we have previously filed with the SEC.

Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the periods described above in this Amendment and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the periods described above.

Background of the Restatement

As described in our Current Report on Form 8-K filed with the SEC on May 8, 2024, in connection with the preparation of our unaudited Condensed Consolidated Financial Statements for the fiscal quarter ended March 31, 2024, we identified certain unexplained reconciling differences in inventory balances for certain of the Company’s locations. Upon identification of such issues, we initiated an independent investigation under the direction of the Audit Committee of our Board of Directors (the “Audit Committee”), which is now complete. As a result of the independent investigation procedures, the Company determined that a former employee with responsibility for cost and inventory accounting with respect to certain of the Company’s locations misstated inventory in the Company’s general ledger by creating inaccurate and unsupported manual journal entries that ultimately increased the value of inventory on the Company’s Consolidated Balance Sheet and decreased cost of sales on the Company’s Consolidated Income Statement as of and for the three months ended December 31, 2023 and as of and for the years ended September 30, 2023, 2022 and 2021 as well as prior periods. The independent investigation indicated that the former employee altered supporting documentation to conceal the unsupported inventory amounts and provided them to the Company’s management, external auditors and internal audit. See Note 1A, Restatement of Previously Filed Financial Statements, and Note 20, Quarterly Financial Information (Unaudited), in the Consolidated Financial Statements for additional information related to the restatement, including descriptions of the adjustments and the impacts on our Consolidated Financial Statements.

On May 7, 2024, after considering the recommendations of management and discussion with the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), the Audit Committee concluded that the consolidated financial statements for the Affected Periods should no longer be relied upon due to the net overstatements described above. The Company is correcting these net overstatements for the Affected Periods by restating its consolidated financial statements for the Affected Periods in the Amended Reports.

Restatement of Consolidated Financial Statements

This Amendment includes both audited restated Consolidated Financial Statements and unaudited restated condensed consolidated financial information for the Affected Periods, as applicable. See Note 1A of “Notes to the Consolidated Financial Statements” in this Amendment for additional information on the audited consolidated financial statements as of and for the years ended September 30, 2023, 2022, and 2021. See Note 20 of “Notes to the Consolidated Financial Statements” in this Amendment for such unaudited restated condensed consolidated financial information for each of the quarters within fiscal years 2023 and 2022.

Internal Control Considerations

In light of the findings described above, the Audit Committee concluded that management’s report on internal control over financial reporting as of September 30, 2023, the opinion of PwC on the Consolidated Financial Statements as of September 30, 2023 and 2022 and for the years ended September 30, 2023, 2022 and 2021, as well as PwC’s opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, should no longer be relied upon.

In connection with the restatement, management has also concluded that the Company’s disclosure controls and procedures for the Affected Periods were not effective because of material weaknesses in its internal controls over financial reporting. Refer to Item 9A. Controls and Procedures for additional details.

Items Amended in this Filing

This Amendment amends and restates the following items of the Original Report:

•
Part I - Item 1A. Risk Factors
•
Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•
Part II - Item 8. Financial Statements and Supplementary Data
•
Part II - Item 9A. Controls and Procedures
•
Part IV - Item 15. Exhibits and Financial Statement Schedules

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this Amendment. This Amendment also contains a report of PwC on the Consolidated Financial Statements as of September 30, 2023 and 2022 and for the years ended September 30, 2023, 2022, and 2021, a report of PwC on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, and a consent of PwC.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment contains only the items and exhibits to the Original Form 10-K that are being amended and restated, and unaffected items and exhibits are not included herein. This Amendment continues to describe the conditions as of the date of the Original Form 10-K and, except as set forth herein, we have not updated or modified the disclosures contained in the Original Form 10-K to reflect any events that have occurred after the Original Form 10-K. Accordingly, forward-looking statements included in this Amendment may represent management’s views as of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Amendment, including our Consolidated Financial Statements and related notes included elsewhere in this Amendment, before making an investment decision. The occurrence of any of the following risks, or additional risks not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations and prospects. In such case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.

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
•
risks arising from the material weaknesses we have identified in our internal control over financial reporting and any failure to remediate these material weaknesses, as well as risks relating to our ability to maintain an effective system of internal controls and produce timely and accurate financial statements or comply with applicable regulations;
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

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. If we fail to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our Class A common stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to determine the adequacy of our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation if a deficiency is identified. Annually, we perform activities that include reviewing, documenting, and testing our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to achieve and maintain an effective internal control environment could result in materially misstated consolidated financial statements and a failure to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiency and lead to a decline in our stock price.

As discussed further above, on May 7, 2024, the Audit Committee concluded that the Consolidated Financial Statements for the Affected Periods should no longer be relied upon due to the overstatements of inventory and understatements of cost of sales for the Affected Periods. As a result of these errors, we are restating our Consolidated Financial Statements for the Affected Periods in the Amended Reports.

In connection with this restatement, our management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of September 30, 2023. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023, and our management has concluded that our internal control over financial reporting was not effective as of September 30, 2023 due to the following material weaknesses:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

•
We did not have adequate oversight at certain of the Company's locations to prevent misstatements caused by an employee (who is no longer employed by the Company) creating and concealing inaccurate and unsupported manual journal entries.
•
We did not design and maintain effective controls related to the period-end reporting process, including controls over the business performance reviews, account reconciliations, journal entries, and maintaining appropriate segregation of duties.

The material weaknesses described above resulted in misstatements to inventory, cost of sales and related income tax accounts that resulted in the restatement of the Company's financial statements for the Affected Periods. Additionally, each of the material weaknesses described above could result in misstatements of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim Consolidated Finance Statements that would not be prevented or detected.

We are in the process of developing and implementing remediation plans to address our material weaknesses. While we believe these efforts will improve our internal controls and address the root cause of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented and we have concluded, through testing, that our controls are operating effectively for a sufficient period of time. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting. For more information related to our material weaknesses and their remediation, see “Item 9A—Controls and Procedures.”

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

The current conflicts in the Middle East and Russia/Ukraine have created substantial uncertainty in the global political and economic landscapes. While our manufacturing operations are all within North America and we have no operations in the Middle East, Russia or Ukraine, we continue to monitor and respond to any adverse impact that such events may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, while we have no direct exposure to customers and vendors in Russia or Ukraine, we currently have and have had supplier relationships within Israel. While we do not currently expect a material adverse impact on our business or financial results, we are unable to fully predict the impact that current and future governmental actions and other events will have on the global economy, our industry or our business, financial condition, results of operations or cash flows. For example, these and similar conflicts have resulted in, and may in the future result in, increased inflation, escalating energy and commodity prices and constrained availability, and thus increasing costs, of raw materials and freight. Such conflicts and related events may also have the effect of heightening many of the other risks described in this Amendment, such as those relating to our supply chain, volatility in prices of raw materials, scrap and other inputs, cybersecurity, demand for our products and market conditions, any of which could negatively affect our business, financial condition, results of operations or cash flows.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other sections of this Amendment and our audited Consolidated Financial Statements and related Notes for the three years ended September 30, 2023, 2022 and 2021, included elsewhere in this Amendment.

Forward-Looking Statements

This Amendment contains forward-looking statements. All statements other than statements of historical facts contained in this Amendment, including statements regarding future operations are forward-looking statements. In some cases, forward looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” or the negative of these terms and similar expressions intended to identify forward-looking statements. In particular, statements about potential new products and product innovation, statements regarding the potential impact of climate change and extreme weather events, global health pandemics or geopolitical conflicts, such as the conflict between Russia and Ukraine and the conflict in the Middle East, statements about the markets in which we operate and the economy more generally, including inflation and interest rates, growth of our various markets and growth in the use of engineered products as well as our ability to share in such growth, statements about our ability to source our raw materials in line with our expectations, future pricing for our products or our raw materials and our ability to successfully manage market and interest rate risks and control or reduce costs, statements with respect to our ability to meet future goals and targets, including our environmental, social and governance targets, statements about our material weaknesses and our plans to remediate such material weaknesses, statements about potential share repurchases, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in the Amendment are forward-looking statements. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of this Amendment and in our other SEC filings. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Amendment may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Amendment with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Amendment. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Restatement of Previously Issued Consolidated Financial Statements

As described in the Explanatory Note above and in Note 1A to our Consolidated Financial Statements, we have restated our Consolidated Financial Statements as of September 30, 2023 and 2022 and for the years ended September 30, 2023, 2022 and 2021 contained in this Amendment. As a result, the previously reported financial information as of September 30, 2023 and 2022 and for the years ended September 30, 2023, 2022, and 2021 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been updated to reflect the relevant restatements. See Note 1A, Restatement of Previously Filed Financial Statements, and Note 20, Quarterly Financial Information (Unaudited), in the Consolidated Financial Statements for additional information related to the restatement, including descriptions of the adjustments and the impacts on our Consolidated Financial Statements.

Other than the effect of the restatement, this section has not been otherwise modified and does not reflect any information or events occurring after November 29, 2023, the filing date of the Annual Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

Basis of Presentation

Our Consolidated Financial Statements in this Amendment have been derived from our accounts and those of our wholly-owned subsidiaries. Our Consolidated Financial Statements are based on a fiscal year ending September 30.

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

Product Mix

We offer a wide variety of products across numerous product lines within our Residential and Commercial segments, and these products are sold at different prices, are composed of different materials and involve varying levels of manufacturing complexity. In any particular period, changes in the volume of particular products sold and the prices of those products relative to other products will impact our average selling price and our cost of sales. For example, the gross margins of our Residential segment have historically exceeded the gross margins of our Commercial segment. In addition to the impacts attributable to product mix as between the Residential and Commercial segments, our results of operations are impacted by the different margins associated with individual products. As we continue to introduce new products at varying price points to compete with products made with wood or other traditional materials across a wide range of prices, our overall gross margins may vary from period to period as a result of changes in product mix and different margins for our higher and lower price point offerings. We may choose to introduce new products with initially lower gross margins with the expectation that those margins will improve over time as we improve our manufacturing efficiency for those products. In addition, our product mix and our gross margins may be impacted by our marketing decisions in a particular period as well as the rebates and incentives that we may extend to our customers in a particular period. We also continue to seek to enhance our gross margins by improving manufacturing efficiency across our operations, including by investing in, and expanding, our recycling capabilities and implementing initiatives to more efficiently use scrap and to reduce waste. Our success in achieving margin improvements through these initiatives may vary due to changes in product mix as different products benefit to different degrees from these initiatives.

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

Results of Operations (As Restated)

The following tables summarize certain financial information relating to our operating results that have been derived from our audited Consolidated Financial Statements for the years ended September 30, 2023, 2022 and 2021.

	Years Ended September 30,			2023 – 2022 Variance		2022 – 2021 Variance
(U.S. dollars in thousands)	2023	2022	2021	$ Variance	% Variance	$ Variance	% Variance
	(As Restated)	(As Restated)	(As Restated)
Net sales	$1,370,316	$1,355,586	$1,178,974	$14,730	1.1%	$176,612	15.0%
Cost of sales	940,048	956,921	794,667	(16,873)	(1.8)%	162,254	20.4%
Gross profit	430,268	398,665	384,307	31,603	7.9%	14,358	3.7%
Selling, general and administrative expenses	305,162	279,889	244,205	25,273	9.0%	35,684	14.6%
Other general expenses	1,065	—	2,592	1,065	N/M%	(2,592)	(100.0)%
Loss on disposal of property, plant and equipment	249	496	1,025	(247)	(49.8)%	(529)	(51.6)%
Operating income	123,792	118,280	136,485	5,512	4.7%	(18,205)	(13.3)%
Interest expense, net	39,293	24,956	20,311	14,337	57.4%	4,645	22.9%
Income tax expense	22,138	26,166	27,309	(4,028)	(15.4)%	(1,143)	(4.2)%
Net income (loss)	$62,361	$67,158	$88,865	$(4,797)	(7.1)%	$(21,707)	(24.4)%

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

Cost of Sales (As Restated)

Cost of sales for the year ended September 30, 2023 decreased by $16.9 million, or 1.8%, to $940.0 million from $956.9 million for the year ended September 30, 2022, primarily due to decreased costs on lower sales volumes and lower raw material costs driven by certain commodity deflation, partially offset by underutilization of manufacturing capacity.

Gross Profit (As Restated)

Gross profit for the year ended September 30, 2023 increased by $31.6 million, or 7.9%, to $430.3 million from $398.7 million for the year ended September 30, 2022. Gross margin increased to 31.4% for the year ended September 30, 2023 compared to 29.4% for the year ended September 30, 2022. The increase in gross profit was driven by positive pricing and lower raw material costs.

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

Income Tax Expense(As Restated)

Income tax expense decreased by $4.0 million to $22.1 million for the year ended September 30, 2023 compared to $26.2 million for the year ended September 30, 2022. The decrease in our income tax expense was primarily driven by decreased state tax expense.

Net Income (Loss) (As Restated)

Net income decreased by $4.8 million to $62.4 million for the year ended September 30, 2023 compared to net income of $67.2 million for the year ended September 30, 2022, due to the factors described above.

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

Cost of Sales (As Restated)

Cost of sales for the year ended September 30, 2022 increased by $162.3 million, or 20.4%, to $956.9 million from $794.7 million for the year ended September 30, 2021, primarily due to increased costs on higher sales volumes and higher costs of raw materials and manufacturing.

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

Gross Profit (As Restated)

Gross profit for the year ended September 30, 2022 increased by $14.4 million, or 3.7%, to $398.7 million from $384.3 million for the year ended September 30, 2021. Gross margin decreased to 29.4% for the year ended September 30, 2022 compared to 32.6% for the year ended September 30, 2021. The decrease in gross margin was driven by higher costs of materials and manufacturing, partially offset by higher sales.

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

Income Tax Expense(As Restated)

Income tax expense decreased by $1.1 million to $26.2 million for the year ended September 30, 2022 compared to $27.3 million for the year ended September 30, 2021. The decrease in our income tax expense was primarily driven by additional state tax expense.

Net Income(As Restated)

Net income decreased by $21.7 million to $67.2 million for the year ended September 30, 2022 compared to $88.9 million for the year ended September 30, 2021, due to the factors described above.

Quarterly Results of Operations (As Restated)

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
	(As Restated)
Net sales	$388,812	$387,553	$377,692	$216,259	$304,632	$394,991	$396,255	$259,708
Cost of sales	243,519	255,639	266,818	174,072	228,198	271,755	280,694	176,274
Gross profit	145,293	131,914	110,874	42,187	76,434	123,236	115,561	83,434
Selling, general and administrative expenses	84,951	72,490	74,211	73,510	67,478	78,845	70,415	63,151
Other general expenses	—	1,065	—	—	—	—	—	—
Loss (gain) on disposal of plant, property and equipment	(29)	95	249	(66)	179	(108)	407	18
Operating income (loss)	60,371	58,264	36,414	(31,257)	8,777	44,499	44,739	20,265
Interest expense, net	8,812	10,408	10,774	9,299	6,180	10,618	4,010	4,148
Total other expenses	8,812	10,408	10,774	9,299	6,180	10,618	4,010	4,148
Income before income taxes	51,559	47,856	25,640	(40,556)	2,597	33,881	40,729	16,117
Income tax expense (benefit)	12,328	13,216	7,415	(10,821)	3,995	8,745	10,109	3,317
Net income (loss)	$39,231	$34,640	$18,225	$(29,735)	$(1,398)	$25,136	$30,620	$12,800

Quarterly Trends

Net Sales

Our net sales experience some seasonality. We have typically experienced moderately higher sales in our residential products in the second fiscal quarter of the year as a result of our "early buy" sales which both fulfills demand and positions inventory in our channel ahead of the traditional building season that starts late spring and continues through early fall and typically include extended payment terms. We have generally experienced lower levels of sales of our residential products in the first fiscal quarter due to adverse weather conditions in certain markets, as the construction and renovation activity may be reduced during the winter season.

Our net sales increased year-over-year in the first quarter, second quarter and third quarter of fiscal year 2022 in anticipation of continued strong demand growth similar to the growth experienced during fiscal year 2021 and fiscal year 2020 predominantly due to the impact of the COVID-19 pandemic and consumers spending more time at their homes and investing in their outdoor living spaces. Growth trends moderated as the global economy returned to pre-COVID-19 pandemic norms and interest rates rose, and during the fourth quarter of fiscal 2022 and first quarter of fiscal 2023, our channel partners met demand partially through inventory drawdowns, causing us to experience a recalibration of channel inventory which negatively impacted net sales for the periods. Our net sales also declined in the second quarter of fiscal 2023 as we actively managed lower channel inventory levels with our partners ahead of the traditional building season given the ongoing uncertain macroeconomic environment. With the recalibration of channel inventory in our Residential segment completed, our net sales benefited from a strengthening of demand for our residential products along with new customer expansion driving net sales growth in the third quarter of fiscal 2023 and fourth quarter of fiscal 2023.

Cost of Sales

Our quarterly cost of sales have fluctuated quarter-to-quarter primarily due to fluctuations in net sales, as well as, costs of raw materials and manufacturing efficiency. Similar to net sales, total cost of sales directionally follow quarter to quarter trends in net sales for the periods presented, though we experienced relatively higher raw material costs and manufacturing inefficiencies from impacts of the COVID-19 pandemic during the first quarter of fiscal 2022, second quarter of fiscal 2022, third quarter of fiscal 2022, fourth quarter of fiscal 2022, first quarter of fiscal 2023 and second quarter of fiscal 2023. Our cost of sales started to experience lower raw material costs in the third quarter of fiscal 2023 and fourth quarter of fiscal 2023.

Selling, General and Administrative Expenses

Our quarterly selling, general and administrative expenses have fluctuated quarter-to-quarter primarily due to year-over-year increases in employee expenses related to headcount, as well as, marketing expenses. In addition, increases in selling, general and administrative expenses in the fiscal first quarter of 2022, second quarter of fiscal 2022, and third quarter of fiscal 2022 due to headcount increases were partially offset by lower stock-based compensation expense. Furthermore, we experienced higher selling, general and administrative expense in the first quarter of fiscal 2023 and second quarter of fiscal 2023 from newly acquired businesses. The third quarter of fiscal 2023 was an exception, with lower acquisition costs and lower marketing expenses. The fourth quarter of fiscal 2023 increases were primarily due to headcount increases, as well as, marketing spend.

Interest Expense, net

Our interest expense, net has fluctuated quarter-to-quarter primarily due to interest rates and principal balance. We refinanced our Term Loan Agreement in our fiscal third quarter of 2022, resulting in increased interest expense due to refinancing fees, as well as higher principal balance outstanding. The decrease in our interest expense in our fiscal fourth quarter 2023 is due to interest income earned on our cash balance.

Income Tax Expense (Benefit)

Our total tax expense generally follows trends of pre-tax income (loss). Fluctuations of pre-tax income (loss) quarter-to-quarter are the primary drivers of the fluctuations in our income tax expense (benefit). Other non-primary contributing factors impacting our overall tax expense include forecasted non-deductible compensation costs and state taxes.

Net Income (Loss)

Our net income (loss) has fluctuated quarter-to-quarter due to the factors described above.

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

	Years Ended September 30,			2023 – 2022 Variance		2022 – 2021 Variance
(U.S. dollars in thousands)	2023	2022	2021	$ Variance	% Variance	$ Variance	% Variance
	(As Restated)	(As Restated)	(As Restated)
Net sales	$1,222,866	$1,168,751	$1,044,126	$54,115	4.6%	$124,625	11.9%
Segment Adjusted EBITDA	322,468	312,722	308,919	9,746	3.1%	3,803	1.2%
Segment Adjusted EBITDA Margin	26.4%	26.8%	29.6%	N/A	N/A	N/A	N/A

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

Segment Adjusted EBITDA (As Restated)

Segment Adjusted EBITDA of the Residential segment for the year ended September 30, 2023 increased by $9.7 million, or 3.1% to $322.5 million from $312.7 million for the year ended September 30, 2022. The increase was mainly driven by positive pricing and lower raw material costs, mostly offset by higher selling, general and administrative expenses and underutilization of manufacturing capacity.

Segment Adjusted EBITDA of the Residential segment for the year ended September 30, 2022 increased by $3.8 million, or 1.2%, to $312.7 million from $308.9 million for the year ended September 30, 2021. The increase was mainly driven by higher sales, increases in pricing and improved manufacturing productivity, mostly offset by higher raw material costs, manufacturing costs and selling, general and administrative expenses.

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

	Years Ended September 30,
(U.S. dollars in thousands, except per share amounts)	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
GAAP Financial Measures:
Gross Profit	$430,268	$398,665	$384,307
Gross Profit Margin	31.4%	29.4%	32.6%
Net Income	$62,361	$67,158	$88,865
Net Income Per Common Share - Diluted	$0.41	$0.43	$0.57
Net Profit Margin	4.6%	5.0%	7.5%
Net Cash Provided By Operating Activities	$362,542	$105,835	$207,404
Net Cash Used In Investing Activities	$(88,504)	$(280,176)	$(174,798)
Net Cash Provided By (Used In) Financing Activities	$(116,541)	$44,622	$2,918

	Years Ended September 30,
(U.S. dollars in thousands, except per share amounts)	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Non-GAAP Financial Measures:
Adjusted Gross Profit	$526,212	$501,943	$452,282
Adjusted Gross Profit Margin	38.4%	37.0%	38.4%
Adjusted Net Income	$106,139	$141,201	$148,648
Adjusted Diluted EPS	$0.70	$0.91	$0.95
Adjusted EBITDA	$283,838	$290,385	$268,543
Adjusted EBITDA Margin	20.7%	21.4%	22.8%
Free Cash Flow	$273,997	$(65,103)	$32,560

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

The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands)	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Gross profit	$430,268	$398,665	$384,307
Depreciation and amortization (1)	95,810	82,099	67,903
Inventories (2)	—	19,297	—
Acquisition costs (3)	—	1,373	—
Other costs (4)	134	509	72
Adjusted Gross Profit	$526,212	$501,943	$452,282

	Years Ended September 30,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Gross margin	31.4%	29.4%	32.6%
Amortization	7.0%	6.1%	5.8%
Inventories	0.0%	1.4%	0.0%
Acquisition costs	0.0%	0.1%	0.0%
Other costs	0.0%	0.0%	0.0%
Adjusted Gross Profit Margin	38.4%	37.0%	38.4%

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

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands, except per share amounts)	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Net income	$62,361	$67,158	$88,865
Amortization	46,338	50,537	49,802
Stock-based compensation costs (1)	4,326	6,554	18,746
Acquisition and divestiture costs (2)	6,890	13,406	—
Secondary offering costs	1,065	—	2,592
Inventories (3)	—	19,297	—
Other costs (4)	843	2,764	5,192
Capital structure transaction costs (5)	—	5,112	—
Tax impact of adjustments (6)	(15,684)	(23,627)	(16,549)
Adjusted Net Income	$106,139	$141,201	$148,648

	Years Ended September 30,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Net income per common share — diluted	$0.41	$0.43	$0.57
Amortization	0.30	0.33	0.32
Stock-based compensation costs	0.03	0.05	0.12
Acquisition and divestiture costs	0.04	0.08	—
Secondary offering costs	0.01	—	0.02
Inventories	—	0.12	—
Other costs	0.01	0.02	0.03
Capital structure transaction costs	—	0.03	—
Tax impact of adjustments	(0.10)	(0.15)	(0.11)
Adjusted Diluted EPS (7)	$0.70	$0.91	$0.95

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

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands)	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Net income	$62,361	$67,158	$88,865
Interest expense, net	39,293	24,956	20,311
Depreciation and amortization	132,544	118,533	101,604
Tax expense	22,138	26,166	27,309
Stock-based compensation costs	18,704	18,105	22,670
Acquisition and divestiture costs (1)	6,890	13,406	—
Secondary offering costs	1,065	—	2,592
Inventories (2)	—	19,297	—
Other costs (3)	843	2,764	5,192
Total adjustments	221,477	223,227	179,678
Adjusted EBITDA	$283,838	$290,385	$268,543

	Years Ended September 30,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Net profit margin	4.6%	5.0%	7.5%
Interest expense, net	2.9%	1.8%	1.7%
Depreciation and amortization	9.5%	8.8%	8.8%
Tax expense	1.6%	1.9%	2.3%
Stock-based compensation costs	1.4%	1.3%	1.9%
Acquisition and divestiture costs	0.5%	1.0%	0.0%
Secondary offering costs	0.1%	0.0%	0.2%
Inventories	0.0%	1.4%	0.0%
Other costs	0.1%	0.2%	0.4%
Total adjustments	16.1%	16.4%	15.3%
Adjusted EBITDA Margin	20.7%	21.4%	22.8%

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

Free Cash Flow Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands)	2023	2022	2021
			(As Restated)
Net cash provided by operating activities	$362,542	$105,835	$207,404
Less: Purchases of property, plant and equipment	(88,545)	(170,938)	(174,844)
Free Cash Flow	$273,997	$(65,103)	$32,560
Net cash used in investing activities	$(88,504)	$(280,176)	$(174,798)
Net cash provided by (used in) financing activities	$(116,541)	$44,622	$2,918

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

Cash Flows

	Years Ended September 30,			2023 – 2022 Variance		2022 – 2021 Variance
(U.S. dollars in thousands)	2023	2022	2021	$ Variance	% Variance	$ Variance	% Variance
			(As Restated)			(As Restated)
Net cash provided by operating activities	$362,542	$105,835	$207,404	$256,707	242.6%	$(101,569)	(49.0)%
Net cash used in investing activities	(88,504)	(280,176)	(174,798)	191,672	(68.4)%	(105,378)	60.3%
Net cash provided by (used in) financing activities	(116,541)	44,622	2,918	(161,163)	(361.2)%	41,704	1,429.2%
Net increase (decrease) in cash	$157,497	$(129,719)	$35,524	$287,216	N/M	$(165,243)	N/M

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

Year Ended September 30, 2022, Compared with Year Ended September 30, 2021

Cash Provided by Operating Activities (As Restated)

Net cash provided by operating activities was $105.8 million and $207.4 million for the years ended September 30, 2022 and 2021, respectively. The $101.6 million decrease in net cash provided by operating activities is primarily related to the increase in inventory and decrease in accounts payable for the year ended September 30, 2022, as compared to the year ended September 30, 2021.

Cash Used in Investing Activities (As Restated)

Net cash used in investing activities was $280.2 million and $174.8 million for the years ended September 30, 2022 and 2021, respectively. The $105.4 million increase in net cash used in investing activities is primarily related to acquisitions completed during the year ended September 30, 2022, as compared to the year ended September 30, 2021.

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

Recently Issued Accounting Pronouncements

None.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item are located beginning on page F-1 of this Amendment.

Item 9A. Controls and Procedures

This Item 9A includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a – 14 of the Exchange Act included in this Annual Report as Exhibits 31.1 and 31.2.

Evaluation of Disclosure Controls and Procedures (Restated)

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2023. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Based on such evaluation, at the time our Original Form 10-K was filed on November 29, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023. Subsequent to the original evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 because of the material weaknesses in our internal control over financial reporting described below. For additional information, see the Explanatory Note elsewhere in this Amendment.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements as restated in this Annual Report on Form 10-K/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

Management’s Report on Internal Control over Financial Reporting (Restated)

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

We identified deficiencies that resulted in material weaknesses in our internal control over financial reporting. We did not have adequate oversight at certain of the Company's locations to prevent misstatements caused by an employee (who is no longer employed by the Company) creating and concealing inaccurate and unsupported manual journal entries. Additionally, we did not design and maintain effective controls related to the period-end reporting process, including controls over the business performance reviews, account reconciliations, journal entries, and maintaining appropriate segregation of duties.

The material weaknesses described above resulted in misstatements to inventory, cost of sales, and related income tax accounts that resulted in the restatement of the Company’s financial statements for the Affected Periods.

Additionally, each of the material weaknesses described above could result in misstatements of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

At the time our Original Form 10-K was filed on November 29, 2023, our management concluded that, as of September 30, 2023, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Subsequent to that evaluation, based upon the evaluation of these criteria, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2023 due to the material weaknesses described above. Accordingly, management has restated its report on internal control over financial reporting in this Amendment.

The effectiveness of our internal control over financial reporting as of September 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Amendment.

Management’s Plan to Remediate the Material Weaknesses

As it relates to the material weaknesses that exist as of September 30, 2023, we are currently in the process of designing and implementing remediation plans and taking steps to address the root cause of the material weaknesses described above. Such plans include, but may not be limited to, the following:

•
We have hired an external consultant to assist us in an evaluation of the design and implementation of certain internal controls impacted by the material weaknesses.
•
We are enhancing controls, both within our information technology environment and business process controls, to establish and maintain appropriate segregation of duties.
•
We will provide training over the execution and review of manual journal entry controls.
•
We will provide additional training regarding prompt internal reporting of identified issues and concerns.
•
We will provide technical accounting training to individuals involved in the process to reconcile inventory on a monthly basis.
•
We will enhance the design of the inventory reconciliation controls to standardize the review to improve the reliability of information used by accounting personnel.
•
We are enhancing our monitoring level controls to detect material and unusual variances in inventory account balances and cost of sales activity.

While we believe these efforts will improve our internal controls and address the root cause of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented and we have concluded, through testing, that our controls are operating effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(3)
Exhibits: The list of Exhibits filed as part of this Amendment is set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Second Restated Certificate of Incorporation of The AZEK Company Inc.	8-K	3.2	03/01/2023	001-39322

3.2	Amended and Restated Bylaws of The AZEK Company Inc.	8-K	3.3	03/10/2022	001-39322

4.1	Registration Rights Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.2	08/14/2020	001-39322

4.2	Description of Registrant’s Securities	10-K	4.3	11/23/2021	001-39322

10.1	Amended and Restated Revolving Credit Agreement, dated as of March 9, 2017, by and among CPG International LLC, Barclays Bank PLC, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, TD bank, N.A. and The Huntington National Bank, as co-documentation agents, Deutsche Bank AG New York Branch as administrative and collateral agent and the lenders party thereto	S-1	10.1	02/07/2020	333-236325

10.2	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of June 5, 2020, among CPG International LLC, CPG Newco LLC, the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent	S-1/A	10.45	06/08/2020	333-236325

10.3	Second Amendment to Amended and Restated Revolving Credit Agreement, dated as of August 12, 2020, among CPG International LLC, The AZEK Company Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent	S-1	10.3	09/08/2020	333-248660

10.4	Third Amendment dated March 31, 2021 to Amended and Restated Revolving Credit Agreement dated as of March 9, 2017, among Borrower, the Company, the lenders party hereto and the Agent.	10-Q	10.2	05/14/2021	001-39322

10.5	Fourth Amendment, dated January 26, 2023, to Amended and Restated Revolving Credit Agreement, dated as of March 9, 2017, among CPG International LLC, The AZEK Company Inc., the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent.	10-Q	10.3	02/09/2023	001-39322

10.6	ABL Guarantee and Collateral Agreement, dated as of September 30, 2013, by and among CPG Merger Sub LLC, each other subsidiary of CPG Newco LLC party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent	S-1	10.2	02/07/2020	333-236325

10.7	Credit Agreement dated as of April 28, 2022, among CPG International LLC, the lenders party thereto and Bank of America, N.A, as administrative and collateral agent	8-K	10.1	05/03/2022	001-39322

10.8	Term Loan Guarantee and Collateral Agreement, dated as of April 28, 2022, among CPG International LLC, each of CPG International LLC’s subsidiaries identified therein and Bank of America, N.A. as administrative and collateral agent	8-K	10.2	05/03/2022	001-39322

10.9	Intercreditor Agreement, dated as of April 28, 2022, among Deutsche Bank, as ABL Agent, Bank of America, N.A., as Term Loan Agent, CPG International LLC, The AZEK Company Inc., and each of CPG International LLC’s subsidiaries identified therein	8-K	10.3	05/03/2022	001-39322

10.9†	Form of Indemnification Agreement	S-1	10.23	02/07/2020	333-236325

10.10†	Employment Agreement, dated as of May 26, 2016, by and between CPG International LLC and Jesse Singh	S-1	10.24	02/07/2020	333-236325

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
10.11†	Employment Offer Letter, dated as of September 20, 2017, by and between CPG International LLC and Jonathan Skelly	S-1	10.27	02/07/2020	333-236325

10.12†	Employment Agreement, dated as of July 14, 2021, by and between CPG International LLC and Peter Clifford	8-K	10.1	07/19/2021	001-39322

10.13†	Employment Offer Letter, dated as of September 14, 2021, by and between CPG International LLC and Samara Toole	10-Q	10.1	02/09/2023	001-39322

10.14†	Employment Offer Letter, dated as of December 12, 2020, by and between CPG International LLC and Morgan Walbridge	10-Q	10.2	02/09/2023	001-39322

10.14†	The AZEK Company Inc. 2020 Omnibus Incentive Compensation Plan	S-1	10.36	09/08/2020	333-248660

10.15†	Form of Restricted Stock Grant (Replacement Award for AOT Building Products, L.P. Profits Interests)	S-1	10.37	09/08/2020	333-248660

10.16†	Form of Nonqualified Stock Option Grant (Option Award for AOT Building Products, L.P. Profits Interests)	S-1	10.38	09/08/2020	333-248660

10.17†	Form of IPO Nonqualified Stock Option Award Agreement (Chair IPO Award)	S-1	10.39	09/08/2020	333-248660

10.18†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors	10-K	10.20	11/23/2021	001-39322

10.19†	Form of Time-Based Restricted Stock Unit Award Agreement (Mr. Skelly IPO Award)	S-1	10.39	02/07/2020	333-236325

10.20†	Form of Time-Based Restricted Stock Unit Award Agreement (2021, 2022 and 2023 Awards)	10-K	10.24	11/23/2021	001-39322

10.21†	Form of Performance-Based Restricted Stock Unit Award Agreement (2021, 2022 and 2023 Awards)	10-K	10.21	11/29/2023	001-39322

10.22†	Form of Nonqualified Stock Option Award Agreement (2021, 2022 and 2023 Awards)	10-K	10.26	11/23/2021	001-39322

10.23†	Chairman IPO Award Letter Agreement, dated February 5, 2020, between CPG Newco LLC and Gary Hendrickson	S-1	10.41	02/07/2020	333-236325

10.24†	Form of Special Bonus Agreement	S-1/A	10.42	05/29/2020	333-236325

10.25†	Form of Amendment 1 to Special Bonus Agreement	S-1/A	10.43	05/29/2020	333-236325

10.26†	Key Employee Bonus Plan	10-K	10.31	11/23/2021	001-39322

10.27†	Form of Non-Employee Director Compensation Deferral Election Form	10-K	10.32	11/23/2021	001-39322

21.1	Subsidiaries of the Registrant	10-K	21.1	11/29/2023	001-39322

23*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
97	Compensation Recovery Policy	10-K	97	11/29/2023	001-39322

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The AZEK Company Inc.

Date: June 14, 2024	By:	/s/ Jesse Singh
Jesse Singh
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jesse Singh	Chief Executive Officer, President and Director	June 14, 2024
Jesse Singh	(Principal Executive Officer)

/s/ Peter Clifford	Senior Vice President, Chief Operations Officer and Chief Financial Officer	June 14, 2024
Peter Clifford	(Principal Financial Officer)

/s/ Randy Herth	Vice President, Chief Accounting Officer and Treasurer	June 14, 2024
Randy Herth	(Principal Accounting Officer)

/s/ Gary Hendrickson	Chairman of the Board of Directors	June 14, 2024
Gary Hendrickson

/s/ Sallie B. Bailey	Director	June 14, 2024
Sallie B. Bailey

/s/ Pamela Edwards	Director	June 14, 2024
Pamela Edwards

/s/ Howard Heckes	Director	June 14, 2024
Howard Heckes

/s/ Vernon J. Nagel	Director	June 14, 2024
Vernon J. Nagel

/s/ Harmit Singh	Director	June 14, 2024
Harmit Singh

/s/ Brian Spaly	Director	June 14, 2024
Brian Spaly

/s/ Fiona Tan	Director	June 14, 2024
Fiona Tan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The AZEK Company Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The AZEK Company Inc. and its subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to inadequate oversight to prevent misstatements at certain of the Company’s locations and a lack of controls related to the period-end reporting process, including controls over the business performance reviews, account reconciliations, journal entries, and maintaining appropriate segregation of duties.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting

As discussed in Note 1A to the consolidated financial statements, the Company has restated its 2023, 2022 and 2021 financial statements to correct misstatements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of September 30, 2023. However, management has subsequently determined that material weaknesses in internal control over financial reporting that existed as of that date related to inadequate oversight to prevent misstatements at certain of the Company’s locations and a lack of controls related to the period-end reporting process, including controls over the business performance reviews, account reconciliations, journal entries, and maintaining appropriate segregation of duties. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Quantitative Goodwill Impairment Assessments – Certain Reporting Units

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

November 29, 2023, except for the effects of the restatement discussed in Note 1A to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is June 14, 2024

We have served as the Company’s auditor since 2010.

The AZEK Company Inc.

Consolidated Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	As of September 30,
	2023	2022
	(As Restated)	(As Restated)
ASSETS:
Current assets:
Cash and cash equivalents	$278,314	$120,817
Trade receivables, net of allowances	57,660	90,159
Inventories	195,600	281,790
Prepaid expenses	13,595	17,212
Other current assets	16,123	9,152
Total current assets	561,292	519,130
Property, plant and equipment, net	501,023	517,913
Goodwill	994,271	993,995
Intangible assets, net	199,497	245,835
Other assets	87,793	94,754
Total assets	$2,343,876	$2,371,627
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$56,015	$48,987
Accrued rebates	60,974	50,479
Accrued interest	260	4,436
Current portion of long-term debt obligations	6,000	6,000
Accrued expenses and other liabilities	66,467	72,589
Total current liabilities	189,716	182,491
Deferred income taxes	59,509	67,467
Long-term debt — less current portion	580,265	584,879
Other non-current liabilities	104,073	106,083
Total liabilities	$933,563	$940,920
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at September 30, 2023 and September 30, 2022, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,967,736 shares issued at September 30, 2023, and 155,157,220 issued at September 30, 2022	156	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at September 30, 2023 and September 30, 2022	—	—
Additional paid-in capital	1,662,322	1,630,378
Accumulated deficit	(64,377)	(126,738)
Accumulated other comprehensive income (loss)	1,878	—
Treasury stock, at cost, 8,268,423 shares at September 30, 2023 and 4,116,570 shares at September 30, 2022	(189,666)	(73,088)
Total stockholders’ equity	1,410,313	1,430,707
Total liabilities and stockholders’ equity	$2,343,876	$2,371,627

The accompanying notes are an integral part of these Consolidated Financial Statements.

The AZEK Company Inc.

Consolidated Statements of Comprehensive Income

(In thousands of U.S. dollars, except for share and per share amounts)

	Years Ended September 30,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Net sales	$1,370,316	$1,355,586	$1,178,974
Cost of sales	940,048	956,921	794,667
Gross profit	430,268	398,665	384,307
Selling, general and administrative expenses	305,162	279,889	244,205
Other general expenses	1,065	—	2,592
Loss on disposal of plant, property and equipment	249	496	1,025
Operating income	123,792	118,280	136,485
Other expenses:
Interest expense, net	39,293	24,956	20,311
Total other expenses	39,293	24,956	20,311
Income before income taxes	84,499	93,324	116,174
Income tax expense	22,138	26,166	27,309
Net income	$62,361	$67,158	$88,865
Other comprehensive income:
Unrealized gain due to change in fair value of derivatives, net of tax	$1,878	$—	$—
Total other comprehensive income	1,878	—	—
Comprehensive income	$64,239	$67,158	$88,865

Net income per common share:
Basic	$0.42	$0.44	$0.58
Diluted	$0.41	$0.43	$0.57

Weighted average shares used in calculating net income per common share:
Basic	150,162,256	153,510,110	153,777,859
Diluted	150,849,896	154,517,843	156,666,394

The accompanying notes are an integral part of these Consolidated Financial Statements.

The AZEK Company Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. dollars, except for share amounts)

	Common Stock				Treasury Stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance — September 30, 2020 (As Restated)	154,637,240	$155	100	$—	—	$—	$1,587,208	$(284,859)	$—	$1,302,504
Adoption of ASU 2016-02	—	—	—	—	—	—	—	2,098	—	2,098
Net income	—	—	—	—	—	—	—	88,865	—	88,865
Stock-based compensation	—	—	—	—	—	—	22,250	—	—	22,250
Vesting of restricted stock	14,681	—	—	—	—	—	—	—	—	—
Exercise of vested stock options	260,338	—	—	—	—	—	5,988	—	—	5,988
Cancellation of restricted stock awards	(45,946)	—	—	—	—	—	—	—	—	—
IPO costs	—	—	—	—	—	—	(210)	—	—	(210)
Balance – September 30, 2021 (As Restated)	154,866,313	$155	100	$—	—	$—	$1,615,236	$(193,896)	$—	$1,421,495
Net income	—	—	—	—	—	—	—	67,158	—	67,158
Stock-based compensation	—	—	—	—	—	—	17,971	—	—	17,971
Exercise of vested stock options	260,649	—	—	—	—	—	5,995	—	—	5,995
Cancellation of restricted stock awards	(16,425)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	46,683	—	—	—	—	—	(429)	—	—	(429)
Treasury stock purchases	—	—	—	—	4,116,570	(73,088)	(8,395)	—	—	(81,483)
Balance – September 30, 2022 (As Restated)	155,157,220	$155	100	$—	4,116,570	$(73,088)	$1,630,378	$(126,738)	$—	$1,430,707
Net income	—	—	—	—	—	—	—	62,361	—	62,361
Other comprehensive income	—	—	—	—	—	—	—	—	1,878	1,878
Stock-based compensation	—	—	—	—	—	—	18,518	—	—	18,518
Exercise of vested stock options	650,138	1	—	—	—	—	14,954	—	—	14,955
Cancellation of restricted stock awards	(19,306)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	179,684	—	—	—	—	—	(1,528)	—	—	(1,528)
Treasury stock purchases	—	—	—	—	4,151,853	$(116,578)	—	—	—	(116,578)
Balance – September 30, 2023 (As Restated)	155,967,736	$156	100	$—	8,268,423	$(189,666)	$1,662,322	$(64,377)	$1,878	$1,410,313

The accompanying notes are an integral part of these Consolidated Financial Statements.

The AZEK Company Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Years Ended September 30,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Operating activities:
Net income	$62,361	$67,158	$88,865
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation expense	86,206	67,996	51,802
Amortization expense	46,338	50,537	49,802
Non-cash interest expense	1,647	5,638	3,110
Non-cash lease expense	(251)	(275)	(88)
Deferred income tax expense (benefit)	(8,579)	23,394	24,447
Non-cash compensation expense	18,518	27,512	22,250
Loss on disposition of property, plant and equipment	2,220	496	1,025
Bad debt provision	731	290	342
Changes in operating assets and liabilities:
Trade receivables	31,768	(8,545)	(8,072)
Inventories	86,073	(86,804)	(53,149)
Prepaid expenses and other current assets	(848)	(10,598)	(6,169)
Accounts payable	22,596	(32,146)	17,371
Accrued expenses and interest	11,890	(1,345)	14,609
Other assets and liabilities	1,872	2,527	1,259
Net cash provided by operating activities	362,542	105,835	207,404
Investing activities:
Purchases of property, plant and equipment	(88,545)	(170,938)	(174,844)
Proceeds from sale of property, plant and equipment	202	649	46
Purchases of intangible assets	—	(1,500)	—
Acquisitions, net of cash acquired	(161)	(108,387)	—
Net cash used in investing activities	(88,504)	(280,176)	(174,798)
Financing activities:
Proceeds under Revolving Credit Facility	25,000	40,000	—
Payments under Revolving Credit Facility	(25,000)	(40,000)	—
Payments of financing fees related to Term Loan Agreement	—	—	(939)
Payments of Term Loan Agreement	—	(467,654)	—
Proceeds from 2022 Term Loan Agreement	—	595,500	—
Payments on 2022 Term Loan Agreement	(6,000)	—	—
Payments of debt issuance costs related to 2022 Term Loan Agreement	—	(3,442)	—
Repayments of finance lease obligations	(2,619)	(3,865)	(1,921)
Payments of INTEX contingent consideration	(5,850)	—	—
Payments of initial public offering related costs	—	—	(210)
Exercise of vested stock options	14,954	5,995	5,988
Cash paid for shares withheld for taxes	(1,528)	(429)	—
Purchases of treasury stock	(115,498)	(81,483)	—
Net cash provided by (used in) financing activities	(116,541)	44,622	2,918
Net increase (decrease) in cash and cash equivalents	157,497	(129,719)	35,524
Cash and cash equivalents at beginning of period	120,817	250,536	215,012
Cash and cash equivalents at end of period	$278,314	$120,817	$250,536
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$46,010	$14,899	$17,119
Cash paid for income taxes, net	34,480	10,549	4,620
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$7,703	$29,562	$16,177
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	3,830	33,400	57,817

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

Recently Issued Accounting Pronouncements

None.

1A. RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

Restatement of Previously Filed Financial Statements

In connection with the preparation of its unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2024, the Company identified certain unexplained reconciling differences in inventory balances for certain of the Company’s locations. Upon identification of such issues, the Company initiated an independent investigation under the direction of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), which is now complete. As a result of the independent investigation procedures, the Company determined that a former employee with responsibility for cost and inventory accounting with respect to certain of the Company’s locations misstated inventory in the Company’s general ledger by creating inaccurate and unsupported manual journal entries that ultimately increased the value of inventory on the Company’s consolidated balance sheet and decreased cost of sales on the Company’s consolidated income statement as of and for the years ended September 30, 2023, 2022 and 2021 as well as prior periods. The independent investigation indicated that the former employee altered supporting documentation to conceal the unsupported inventory amounts and provided them to the Company’s management, external auditors and internal audit.

As a result, income before income taxes was overstated on a net basis for the fiscal years ended September 30, 2023, 2022 and 2021. We define such periods, together with the interim periods within the fiscal years ended September 30, 2023, 2022 and 2021 as the “Affected Periods”. Income (loss) before income taxes for the associated interim periods within the Affected Periods was also impacted.

The Company has restated its consolidated financial statements for the fiscal years ended September 30, 2023, 2022 and 2021 in the following tables and the unaudited quarterly condensed consolidated financial information for each of the interim periods in the fiscal years ended September 30, 2023 and 2022 in Note 20. The accompanying applicable Notes have been updated to reflect the effects of the restatement. The only impact of restatement to the Consolidated Statements of Stockholders Equity was $(5.6) million, $(8.1) million and $(4.3) million to Net income for the years ended September 30, 2023, 2022 and 2021, respectively, and $(1.4) million to opening Accumulated deficit at September 30, 2020.

The amounts in the "As Reported" columns are amounts derived from the Company's previously filed financial statements in its Annual Report on Form 10-K for the fiscal year ended September 30, 2023, originally filed with the Securities and Exchange Commission on November 29, 2023 (the “Original Form 10-K”). The amounts in the "Investigation Adjustments" columns present the impact of the adjustments from the independent investigation related to the overstatement of Inventory and the understatement of Cost of Sales. The amounts in the "Other Adjustments" columns present the impact of other adjustments primarily related to previously corrected misstatements of fixed assets, accrued expenses, accounts receivable, inventory write-down and cash flow classifications as well as certain reclassifications in the consolidated income statements in previously issued financial statements and were not material, individually or in aggregate, to any of the prior period financial statements. The amounts in the "As Restated" columns are the updated amounts including the impacts from both Investigation Adjustments and Other Adjustments.

The following table presents the effect of the restatement on the Company's previously reported Consolidated Balance Sheets as of the years ended September 30, 2023 and September 30, 2022. The values as previously reported were derived from the Company’s Original Form 10-K (in thousands, except for share and per share amounts).

	As of September 30, 2023				As of September 30, 2022
Consolidated Balance Sheets	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
ASSETS:
Current assets:
Cash and cash equivalents	$278,314	$—	$—	$278,314	$120,817	$—	$—	$120,817
Trade receivables, net of allowances	57,660	—	—	57,660	90,159	—	—	90,159
Inventories	221,101	(25,501)	—	195,600	299,905	(18,115)	—	281,790
Prepaid expenses	13,595	—	—	13,595	17,212	—	—	17,212
Other current assets	12,300	3,823	—	16,123	2,501	6,651	—	9,152
Total current assets	582,970	(21,678)	—	561,292	530,594	(11,464)	—	519,130
Property, plant and equipment, net	501,023	—	—	501,023	517,913	—	—	517,913
Goodwill	994,271	—	—	994,271	993,995	—	—	993,995
Intangible assets, net	199,497	—	—	199,497	245,835	—	—	245,835
Other assets	87,793	—	—	87,793	94,754	—	—	94,754
Total assets	$2,365,554	$(21,678)	$—	$2,343,876	$2,383,091	$(11,464)	$—	$2,371,627
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$56,015	$—	$—	$56,015	$48,987	$—	$—	$48,987
Accrued rebates	60,974	—	—	60,974	50,479	—	—	50,479
Accrued interest	260	—	—	260	4,436	—	—	4,436
Current portion of long-term debt obligations	6,000	—	—	6,000	6,000	—	—	6,000
Accrued expenses and other liabilities	71,994	(5,527)	—	66,467	72,589	—	—	72,589
Total current liabilities	195,243	(5,527)	—	189,716	182,491	—	—	182,491
Deferred income taxes	56,330	3,179	—	59,509	65,195	2,272	—	67,467
Long-term debt — less current portion	580,265	—	—	580,265	584,879	—	—	584,879
Other non-current liabilities	104,073	—	—	104,073	106,083	—	—	106,083
Total liabilities	$935,911	$(2,348)	$—	$933,563	$938,648	$2,272	$—	$940,920
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at September 30, 2023 and September 30, 2022, respectively	—	—	—	—	—	—	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,967,736 shares issued at September 30, 2023, and 155,157,220 issued at September 30, 2022	156	—	—	156	155	—	—	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at September 30, 2023 and September 30, 2022	—	—	—	—	—	—	—	—
Additional paid-in capital	1,662,322	—	—	1,662,322	1,630,378	—	—	1,630,378
Accumulated deficit	(45,047)	(19,330)	—	(64,377)	(113,002)	(13,736)	—	(126,738)
Accumulated other comprehensive income (loss)	1,878	—	—	1,878	—	—	—	—
Treasury stock, at cost, 8,268,423 shares at September 30, 2023 and 4,116,570 shares at September 30, 2022	(189,666)	—	—	(189,666)	(73,088)	—	—	(73,088)
Total stockholders’ equity	1,429,643	(19,330)	—	1,410,313	1,444,443	(13,736)	—	1,430,707
Total liabilities and stockholders’ equity	$2,365,554	$(21,678)	$—	$2,343,876	$2,383,091	$(11,464)	$—	$2,371,627

The following table presents the effect of the restatement on the Company's previously reported Consolidated Statements of Comprehensive Income for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021. The values as previously reported were derived from the Company’s Original Form 10-K (in thousands, except for share and per share amounts).

	Years Ended September 30, 2023				Years Ended September 30, 2022				Years Ended September 30, 2021
Consolidated Statements of Comprehensive Income	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
Net sales	$1,370,316	$—	$—	$1,370,316	$1,355,586	$—	$—	$1,355,586	$1,178,974	$—	$—	$1,178,974
Cost of sales	932,663	7,385	—	940,048	946,266	10,655	—	956,921	789,023	5,670	(26)	794,667
Gross profit	437,653	(7,385)	—	430,268	409,320	(10,655)	—	398,665	389,951	(5,670)	26	384,307
Selling, general and administrative expenses	305,162	—	—	305,162	279,889	—	—	279,889	244,205	—	—	244,205
Other general expenses	1,065	—	—	1,065	—	—	—	—	2,592	—	—	2,592
Loss on disposal of plant, property and equipment	249	—	—	249	496	—	—	496	1,025	—	—	1,025
Operating income	131,177	(7,385)	—	123,792	128,935	(10,655)	—	118,280	142,129	(5,670)	26	136,485
Other expenses:
Interest expense, net	39,293	—	—	39,293	24,956	—	—	24,956	20,311	—	—	20,311
Total other expenses	39,293	—	—	39,293	24,956	—	—	24,956	20,311	—	—	20,311
Income before income taxes	91,884	(7,385)	—	84,499	103,979	(10,655)	—	93,324	121,818	(5,670)	26	116,174
Income tax expense	23,929	(1,791)	—	22,138	28,754	(2,588)	—	26,166	28,668	(1,365)	6	27,309
Net income	$67,955	$(5,594)	$—	$62,361	$75,225	$(8,067)	$—	$67,158	$93,150	$(4,305)	$20	$88,865
Other comprehensive income:
Unrealized gain due to change in fair value of derivatives, net of tax	$1,878	$—	$—	$1,878	$—	$—	$—	$—	$—	$—	$—	$—
Total other comprehensive income	1,878	—	—	1,878	—	—	—	—	—	—	—	—
Comprehensive income	$69,833	$(5,594)	$—	$64,239	$75,225	$(8,067)	$—	$67,158	$93,150	$(4,305)	$20	$88,865

Net income per common share:
Basic	$0.45	$(0.03)	$—	$0.42	$0.49	$(0.05)	$—	$0.44	$0.61	$(0.03)	$0.00	$0.58
Diluted	$0.45	$(0.04)	$—	$0.41	$0.49	$(0.06)	$—	$0.43	$0.59	$(0.02)	$0.00	$0.57

Weighted average shares used in calculating net income per common share:
Basic	150,162,256	—	—	150,162,256	153,510,110	—	—	153,510,110	153,777,859	—	—	153,777,859
Diluted	150,849,896	—	—	150,849,896	154,517,843	—	—	154,517,843	156,666,394	—	—	156,666,394

The following table presents the effect of the restatement on the Company's previously reported Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021. The values as previously reported were derived from the Company’s Original Form 10-K (in thousands).

	Years Ended September 30, 2023				Years Ended September 30, 2022				Years Ended September 30, 2021
Consolidated Statements of Cash Flows	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
Operating activities:
Net income	$67,955	$(5,594)	$—	$62,361	$75,225	$(8,067)	$—	$67,158	$93,150	$(4,305)	$20	$88,865
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation expense	86,206	—	—	86,206	67,996	—	—	67,996	51,802	—	—	51,802
Amortization expense	46,338	—	—	46,338	50,537	—	—	50,537	49,802	—	—	49,802
Non-cash interest expense	1,647	—	—	1,647	5,638	—	—	5,638	3,110	—	—	3,110
Non-cash lease expense	(251)	—	—	(251)	(275)	—	—	(275)	(88)	—	—	(88)
Deferred income tax expense (benefit)	(9,487)	908	—	(8,579)	19,684	3,710	—	23,394	25,529	(1,087)	5	24,447
Non-cash compensation expense	18,518	—	—	18,518	27,512	—	—	27,512	22,250	—	—	22,250
Loss on disposition of property, plant and equipment	2,220	—	—	2,220	496	—	—	496	1,025	—	—	1,025
Bad debt provision	731	—	—	731	290	—	—	290	342	—	—	342
Changes in operating assets and liabilities:
Trade receivables	31,768	—	—	31,768	(8,545)	—	—	(8,545)	(6,772)	—	(1,300)	(8,072)
Inventories	78,688	7,385	—	86,073	(97,459)	10,655	—	(86,804)	(58,819)	5,670	—	(53,149)
Prepaid expenses and other current assets	(3,675)	2,827	—	(848)	(4,300)	(6,298)	—	(10,598)	(5,892)	(278)	1	(6,169)
Accounts payable	22,596	—	—	22,596	(32,146)	—	—	(32,146)	16,071	—	1,300	17,371
Accrued expenses and interest	17,416	(5,526)	—	11,890	(1,345)	—	—	(1,345)	14,910	—	(301)	14,609
Other assets and liabilities	1,872	—	—	1,872	2,527	—	—	2,527	1,259	—	—	1,259
Net cash provided by operating activities	362,542	—	—	362,542	105,835	—	—	105,835	207,679	—	(275)	207,404
Investing activities:
Purchases of property, plant and equipment	(88,545)	—	—	(88,545)	(170,938)	—	—	(170,938)	(175,119)	—	275	(174,844)
Proceeds from sale of property, plant and equipment	202	—	—	202	649	—	—	649	46	—	—	46
Purchases of intangible assets	—	—	—	—	(1,500)	—	—	(1,500)	—	—	—	—
Acquisitions, net of cash acquired	(161)	—	—	(161)	(108,387)	—	—	(108,387)	—	—	—	—
Net cash used in investing activities	(88,504)	—	—	(88,504)	(280,176)	—	—	(280,176)	(175,073)	—	275	(174,798)
Financing activities:
Proceeds under Revolving Credit Facility	25,000	—	—	25,000	40,000	—	—	40,000	—	—	—	—
Payments under Revolving Credit Facility	(25,000)	—	—	(25,000)	(40,000)	—	—	(40,000)	—	—	—	—
Payments of financing fees related to Term Loan Agreement	—	—	—	—	—	—	—	—	(939)	—	—	(939)
Payments of Term Loan Agreement	—	—	—	—	(467,654)	—	—	(467,654)	—	—	—	—
Proceeds from 2022 Term Loan Agreement	—	—	—	—	595,500	—	—	595,500	—	—	—	—
Payments on 2022 Term Loan Agreement	(6,000)	—	—	(6,000)	—	—	—	—	—	—	—	—
Payments of debt issuance costs related to 2022 Term Loan Agreement	—	—	—	—	(3,442)	—	—	(3,442)	—	—	—	—
Repayments of finance lease obligations	(2,619)	—	—	(2,619)	(3,865)	—	—	(3,865)	(1,921)	—	—	(1,921)
Payments of INTEX contingent consideration	(5,850)	—	—	(5,850)	—	—	—	—	—	—	—	—
Payments of initial public offering related costs	—	—	—	—	—	—	—	—	(210)	—	—	(210)
Exercise of vested stock options	14,954	—	—	14,954	5,995	—	—	5,995	5,988	—	—	5,988
Cash paid for shares withheld for taxes	(1,528)	—	—	(1,528)	(429)	—	—	(429)	—	—	—	—
Purchases of treasury stock	(115,498)	—	—	(115,498)	(81,483)	—	—	(81,483)	—	—	—	—
Net cash provided by (used in) financing activities	(116,541)	—	—	(116,541)	44,622	—	—	44,622	2,918	—	—	2,918
Net increase (decrease) in cash and cash equivalents	157,497	—	—	157,497	(129,719)	—	—	(129,719)	35,524	—	—	35,524
Cash and cash equivalents at beginning of period	120,817	—	—	120,817	250,536	—	—	250,536	215,012	—	—	215,012
Cash and cash equivalents at end of period	$278,314	$—	$—	$278,314	$120,817	$—	$—	$120,817	$250,536	$—	$—	$250,536
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$41,728	$—	$4,282	$46,010	$14,899	$—	$—	$14,899	$17,119	$—	$—	$17,119
Cash paid for income taxes, net	34,480	—	—	34,480	10,549	—	—	10,549	4,620	—	—	4,620
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$7,703	$—	$—	$7,703	$29,562	$—	$—	$29,562	$16,177	$—	$—	$16,177
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	3,830	—	—	3,830	33,400	—	—	33,400	57,817	—	—	57,817

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

3. INVENTORIES

Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out (“FIFO”) basis. Inventories consisted of the following (in thousands):

	As of September 30,
	2023	2022
	(As Restated)	(As Restated)
Raw materials	$60,349	$67,766
Work in process	33,240	37,417
Finished goods	102,011	176,607
Total inventories	$195,600	$281,790

.

4. PROPERTY, PLANT AND EQUIPMENT — NET

Property, plant and equipment — net consisted of the following (in thousands):

	As of September 30,
	2023	2022
	(As Restated)	(As Restated)
Land and improvements	$4,829	$3,350
Buildings and improvements	129,191	105,276
Manufacturing equipment	631,594	550,514
Computer equipment	32,392	28,420
Furnitures and fixtures	7,290	6,867
Vehicles	1,087	941
Total property, plant and equipment	806,383	695,368
Construction in progress	87,348	135,390
	893,731	830,758
Accumulated depreciation	(392,708)	(312,845)
Total property, plant and equipment – net	$501,023	$517,913

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

6. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Allowance for Losses

Allowance for losses consisted of the following (in thousands):

	As of September 30,
	2023	2022	2021
Beginning balance	$1,397	$1,109	$1,332
Provision	731	290	342
Bad debt write-offs	(355)	(2)	(565)
Ending balance	$1,773	$1,397	$1,109

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	As of September 30,
	2023	2022
	(As Restated)	(As Restated)
Employee related liabilities	$34,313	$36,866
Lease liability operating	4,180	5,223
Customer deposits	4,152	2,494
Marketing	3,868	4,272
Warranty	3,556	4,023
Construction in progress	2,863	9,032
Lease liability finance	2,777	2,366
Utilities	2,141	794
Professional fees	2,073	2,089
Taxes	1,433	142
Freight	1,242	1,821
Commissions	991	1,032
Other	2,878	2,435
Total accrued expenses and other current liabilities	$66,467	$72,589

7. DEBT

Debt consisted of the following (in thousands):

	As of September 30,
	2023	2022
2022 Term Loan due April 28, 2029 — SOFR + 2.50% + 0.1% (7.92% at September 30, 2023 and 4.09% at September 30, 2022)	$594,000	$600,000
Revolving Credit Facility through March 31, 2026 - SOFR + 0.1%	—	—
Total	594,000	600,000
Less unamortized deferred financing fees	(3,996)	(4,712)
Less unamortized original issue discount	(3,739)	(4,409)
Less current portion	(6,000)	(6,000)
Long-term debt — less current portion and unamortized financing fees	$580,265	$584,879

As of September 30, 2023, the Company scheduled fiscal year debt payment on the 2022 Term Loan Agreement as follows (in thousands):

2024	$6,000
2025	6,000
2026	6,000
2027	6,000
2028	6,000
Thereafter	564,000
Total	$594,000

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

The warranty reserve activity was as follows (in thousands):

	As of September 30,
	2023	2022
	(As Restated)	(As Restated)
Beginning balance	$16,145	$13,956
Adjustments to reserve	3,830	5,507
Warranty claims payment	(2,963)	(3,318)
Ending balance	17,012	16,145
Current portion of accrued warranty	(3,556)	(4,023)
Accrued warranty — less current portion	$13,456	$12,122

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

The segment data below includes data for Residential and Commercial for the years ended and as of September 30, 2023, 2022 and 2021 (in thousands).

	Years Ended and As of September 30,
	Residential			Commercial			Corporate and Eliminations			Total
	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)							(As Restated)	(As Restated)	(As Restated)
Net Sales	$1,222,866	$1,168,751	$1,044,126	$147,450	$186,835	$134,848	$—	$—	$—	$1,370,316	$1,355,586	$1,178,974
Adjusted EBITDA	322,468	312,722	308,919	31,008	40,255	19,323	(69,638)	(62,592)	(59,699)	283,838	290,385	268,543
Capital Expenditures	81,592	162,739	169,215	4,321	5,645	3,473	2,632	2,554	2,156	88,545	170,938	174,844
Depreciation and Amortization	119,466	105,421	88,732	8,789	9,332	9,127	4,289	3,780	3,745	132,544	118,533	101,604
Goodwill	953,882	953,606	911,001	40,389	40,389	40,389	—	—	—	994,271	993,995	951,390
Total Assets	2,129,316	2,161,605	1,946,019	192,865	186,824	200,277	21,695	23,198	34,431	2,343,876	2,371,627	2,180,727

	Years Ended September 30,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Segment Adjusted EBITDA
Residential	$322,468	$312,722	$308,919
Commercial	31,008	40,255	19,323
Total Adjusted EBITDA for reporting segments	$353,476	$352,977	$328,242
Unallocated net expenses	(69,638)	(62,592)	(59,699)
Adjustments to income (loss) before income tax provision (benefit)
Depreciation and amortization	(132,544)	(118,533)	(101,604)
Stock-based compensation costs	(18,704)	(18,105)	(22,670)
Acquisition and divestiture costs (1)	(6,890)	(13,406)	—
Secondary offering costs	(1,065)	—	(2,592)
Inventories (2)	—	(19,297)	—
Other costs (3)	(843)	(2,764)	(5,192)
Interest expense, net	(39,293)	(24,956)	(20,311)
Income (loss) before income taxes	$84,499	$93,324	$116,174

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

	Years Ended September 30,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Numerator:
Net income	$62,361	$67,158	$88,865
Net income attributable to common stockholders — basic and diluted	$62,361	$67,158	$88,865
Denominator:
Weighted average shares of common stock — basic and diluted
Basic	150,162,256	153,510,110	153,777,859
Diluted	150,849,896	154,517,843	156,666,394
Net income attributable to common stockholders:
Basic	$0.42	$0.44	$0.58
Diluted	$0.41	$0.43	$0.57

The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Years Ended September 30,
	2023	2022	2021
Stock Options	2,549,816	548,539	105,199
Restricted Stock Units	113,622	268,526	3,256

16. INCOME TAXES

The Company’s operations are substantially all domestic. The components of income tax expense (benefit) consisted of the following (in thousands):

	Years Ended September 30,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Current:
Federal	$22,951	$(4,904)	$200
State and local	7,766	7,676	2,662
Total current	30,717	2,772	2,862
Deferred:
Federal	(6,022)	22,901	25,113
State and local	(2,557)	493	(666)
Total deferred	(8,579)	23,394	24,447
Income tax expense	$22,138	$26,166	$27,309

The effective income tax rate was different from the statutory U.S. federal income tax rate of 21.0%, for the years ended September 30, 2023, 2022 and 2021, due to the following (in thousands):

	2023	Rate	2022	Rate	2021	Rate
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Income tax expense / federal statutory rate	$17,745	21.0%	$19,598	21.0%	$24,398	21.0%
State and local taxes — net of federal expense	2,977	3.5%	6,906	7.4%	2,156	1.9%
Change in valuation allowance	597	0.7%	(350)	(0.4)%	(220)	(0.2)%
Stock-based compensation	721	0.9%	145	0.2%	1,379	1.2%
Non-deductible transaction costs	—	0.0%	—	0.0%	544	0.5%
Executive compensation	608	0.7%	364	0.4%	704	0.6%
Federal research and development credit	(746)	(0.8)%	(703)	(0.8)%	(1,829)	(1.6)%
Meals and entertainment	284	0.3%	224	0.2%	267	0.2%
Other	(48)	(0.1)%	(18)	0.0%	(90)	(0.1)%
Income tax expense / effective tax rate	$22,138	26.2%	$26,166	28.0%	$27,309	23.5%

The effective income tax rate was 26.2% for the year ended September 30, 2023 compared to 28.0% for the year ended September 30, 2022. The 2023 effective income tax rate was positively impacted by decreased State tax expense recognized in the current period partially offset by a net increase in valuation allowances and disallowed compensation costs.

The components of the deferred tax assets and liabilities consisted of the following (in thousands):

	As of September 30,
	2023	2022
	(As Restated)	(As Restated)
Deferred tax asset:
State loss carryforwards and other benefits	$15,744	$13,699
Inventory reserves	12,191	12,584
Warranty reserves	4,148	3,839
Accrued expenses	11,996	10,607
Stock-based compensation	13,502	12,185
Lease liabilities	24,063	25,034
Valuation allowance	(5,557)	(4,960)
Total deferred tax assets	76,087	72,988
Deferred tax liabilities:
Intangible assets — net	37,272	42,197
Property, plant and equipment	75,778	74,475
Right-of-use assets	21,728	23,237
Unrealized gain in other comprehensive income	615	—
Indemnification receivable related to warranty reserves	203	546
Total deferred tax liabilities	135,596	140,455
Net deferred tax liability	$59,509	$67,467

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

18. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

The AZEK Company Inc. (parent company only)

Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	As of September 30,
	2023	2022
	(As Restated)	(As Restated)
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,410,313	$1,430,707
Total non-current assets	1,410,313	1,430,707
Total assets	$1,410,313	$1,430,707
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at September 30, 2023 and September 30, 2022, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,967,736 shares issued at September 30, 2023, and 155,157,220 issued at September 30, 2022	156	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at September 30, 2023 and September 30, 2022	—	—
Additional paid-in capital	1,662,322	1,630,378
Accumulated deficit	(64,377)	(126,738)
Accumulated other comprehensive income (loss)	1,878	—
Treasury stock, at cost, 8,268,423 shares at September 30, 2023 and 4,116,570 shares at September 30, 2022	(189,666)	(73,088)
Total stockholders’ equity	1,410,313	1,430,707
Total liabilities and stockholders’ equity	$1,410,313	$1,430,707

The AZEK Company Inc. (parent company only)

Statements of Comprehensive Income

(In thousands of U.S. dollars)

	Years Ended September 30,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Net income of subsidiaries	$62,361	$67,158	$88,865
Net income of subsidiaries	$62,361	$67,158	$88,865
Comprehensive income	$64,239	$67,158	$88,865

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

Restatement of Previously Filed Financial Statements

The Company is presenting herein restated condensed financial information of The AZEK Company Inc. (parent company only) as of September 30, 2023 and 2022 and for years ended September 30, 2023, 2022 and 2021. See Note 1A “Restatement of Previously Issued Consolidated Financial Statements,” for additional information on the restatement.

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

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In connection with the preparation of its unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2024, the Company identified certain unexplained reconciling differences in inventory balances for certain of the Company’s locations. Upon identification of such issues, the Company initiated an independent investigation under the direction of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), which is now complete. As a result of the independent investigation procedures, the Company determined that a former employee with responsibility for cost and inventory accounting with respect to certain of the Company’s locations misstated inventory in the Company’s general ledger by creating inaccurate and unsupported manual journal entries that ultimately increased the value of inventory on the Company’s consolidated balance sheet and decreased cost of sales on the Company’s consolidated income statement as of and for the years ended September 30, 2023, 2022 and 2021 as well as prior periods. As a result, income before income taxes was overstated on a net basis for the fiscal years ended September 30, 2023, 2022 and 2021. Income (loss) before income taxes for the associated interim periods within those fiscal years was also impacted.

Effect of Restatement on Previously Issued Quarterly Financial Information

The Company is presenting herein restated unaudited condensed consolidated financial information for each of the previously reported quarters during the fiscal years ended September 30, 2023 and 2022 and for the year-to-date periods then ended. See Note 1A “Restatement of Previously Issued Consolidated Financial Statements,” for additional information on the restatement.

The following tables present the selected summarized unaudited condensed consolidated quarterly financial information for each of the quarters in the fiscal years ended September 30, 2023 and 2022 (in thousands, except for per share amounts).

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net sales (1)	$388,812	$387,553	$377,692	$216,259
Gross profit	145,293	131,914	110,874	42,187
Net income (loss)	$39,231	$34,640	$18,225	$(29,735)
Net income (loss) per common share:
Basic	$0.26	$0.23	$0.12	$(0.20)
Diluted	$0.26	$0.23	$0.12	$(0.20)

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net sales (1)	$304,632	$394,991	$396,255	$259,708
Gross profit	76,434	123,236	115,561	83,434
Net income (loss)	$(1,398)	$25,136	$30,620	$12,800
Net income (loss) per common share:
Basic	$(0.01)	$0.16	$0.20	$0.08
Diluted	$(0.01)	$0.16	$0.20	$0.08

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

The following tables present the effect of the restatement on the Company's previously reported unaudited condensed Consolidated Balance Sheets as of December 31, 2022, March 31, 2023 and June 30, 2023 and unaudited condensed Consolidated Statements of Comprehensive Income and condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2022, the three and six months ended March 31, 2023 and the three and nine months ended June 30, 2023. The values as previously reported were derived from the previously filed Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2022, March 31, 2023 and June 30, 2023 (in thousands, except for share and per share amounts). The definitions of the amounts for each column are the same definitions stated in Note 1A.

	As of December 31, 2022				As of March 31, 2023				As of June 30, 2023
Consolidated Balance Sheets	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
ASSETS:
Current assets:
Cash and cash equivalents	$86,865	$—	$—	$86,865	$126,259	$—	$—	$126,259	$244,597	$—	$—	$244,597
Trade receivables, net of allowances	68,290	—	—	68,290	152,745	—	—	152,745	72,918	—	1,800	74,718
Inventories	320,883	(24,307)	—	296,576	251,025	(20,806)	—	230,219	221,281	(21,693)	(1,200)	198,388
Prepaid expenses	22,526	—	—	22,526	16,747	—	—	16,747	13,668	—	—	13,668
Other current assets	14,946	8,366	(222)	23,090	21,822	7,395	—	29,217	17,183	7,607	(160)	24,630
Total current assets	513,510	(15,941)	(222)	497,347	568,598	(13,411)	—	555,187	569,647	(14,086)	440	556,001
Property, plant and equipment - net	513,130	—	800	513,930	507,198	—	—	507,198	494,895	—	—	494,895
Goodwill	993,995	—	—	993,995	994,155	—	—	994,155	994,155	—	—	994,155
Intangible assets - net	233,998	—	—	233,998	222,378	—	—	222,378	210,800	—	—	210,800
Other assets	94,068	—	—	94,068	91,649	—	—	91,649	89,369	—	—	89,369
Total assets	$2,348,701	$(15,941)	$578	$2,333,338	$2,383,978	$(13,411)	$—	$2,370,567	$2,358,866	$(14,086)	$440	$2,345,220
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$48,563	$—	$—	$48,563	$51,921	$—	$—	$51,921	$53,010	$—	$—	$53,010
Accrued rebates	54,556	—	—	54,556	65,074	—	—	65,074	49,371	—	—	49,371
Accrued interest	140	—	—	140	58	—	—	58	130	—	—	130
Current portion of long-term debt obligations	6,000	—	—	6,000	6,000	—	—	6,000	6,000	—	—	6,000
Accrued expenses and other liabilities	67,488	—	—	67,488	69,452	—	—	69,452	58,581	—	—	58,581
Total current liabilities	176,747	—	—	176,747	192,505	—	—	192,505	167,092	—	—	167,092
Deferred income taxes	66,052	2,272	—	68,324	64,423	2,272	—	66,695	67,056	2,272	—	69,328
Long-term debt—less current portion	583,726	—	—	583,726	582,572	—	—	582,572	581,418	—	—	581,418
Other non-current liabilities	109,404	—	—	109,404	109,405	—	—	109,405	105,485	—	—	105,485
Total liabilities	935,929	2,272	—	938,201	948,905	2,272	—	951,177	921,051	2,272	—	923,323
Commitments and contingencies (See Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at December 31, 2022, March 31, 2023 and June 30, 2023, respectively	—	—	—	—	—	—	—	—	—	—	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,196,865 shares issued at December 31, 2022, 155,303,433 shares issued at March 31, 2023 and 155,769,041 shares issued at June 30, 2023	155	—	—	155	155	—	—	155	156	—	—	156
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at December 31, 2022, March 31, 2023 and June 30, 2023, respectively	—	—	—	—	—	—	—	—	—	—	—	—
Additional paid‑in capital	1,633,827	—	—	1,633,827	1,641,321	—	—	1,641,321	1,653,714	—	—	1,653,714
Accumulated deficit	(138,838)	(18,213)	578	(156,473)	(122,565)	(15,683)	—	(138,248)	(87,690)	(16,358)	440	(103,608)
Accumulated other comprehensive income (loss)	(1,796)	—	—	(1,796)	(3,262)	—	—	(3,262)	691	—	—	691
Treasury stock, at cost, 4,469,330, 4,469,330 and 6,416,077 shares at December 31, 2022, March 31, 2023 and June 30, 2023, respectively	(80,576)	—	—	(80,576)	(80,576)	—	—	(80,576)	(129,056)	—	—	(129,056)
Total stockholders' equity	1,412,772	(18,213)	578	1,395,137	1,435,073	(15,683)	—	1,419,390	1,437,815	(16,358)	440	1,421,897
Total liabilities and stockholders' equity	$2,348,701	$(15,941)	$578	$2,333,338	$2,383,978	$(13,411)	$—	$2,370,567	$2,358,866	$(14,086)	$440	$2,345,220

	Three Months Ended December 31, 2022				Three Months Ended March 31, 2023				Three Months Ended June 30, 2023
Consolidated Statements of Comprehensive Income	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
Net sales	$216,259	$—	$—	$216,259	$377,692	$—	$—	$377,692	$387,553	$—	$—	$387,553
Cost of sales	168,680	6,192	(800)	174,072	269,519	(3,501)	800	266,818	255,353	886	(600)	255,639
Gross profit	47,579	(6,192)	800	42,187	108,173	3,501	(800)	110,874	132,200	(886)	600	131,914
Selling, general and administrative expenses	73,444	—	66	73,510	74,460	—	(249)	74,211	73,650	—	(1,160)	72,490
Other general expenses	—	—	—	—	—	—	—	—	—	—	1,065	1,065
Loss (gain) on disposal of plant, property and equipment	—	—	(66)	(66)	—	—	249	249	—	—	95	95
Operating income (loss)	(25,865)	(6,192)	800	(31,257)	33,713	3,501	(800)	36,414	58,550	(886)	600	58,264
Other expenses:
Interest expense, net	9,299	—	—	9,299	10,774	—	—	10,774	10,408	—	—	10,408
Total other expenses	9,299	—	—	9,299	10,774	—	—	10,774	10,408	—	—	10,408
Income (loss) before income taxes	(35,164)	(6,192)	800	(40,556)	22,939	3,501	(800)	25,640	48,142	(886)	600	47,856
Income tax expense (benefit)	(9,328)	(1,715)	222	(10,821)	6,666	971	(222)	7,415	13,267	(211)	160	13,216
Net income (loss)	$(25,836)	$(4,477)	$578	$(29,735)	$16,273	$2,530	$(578)	$18,225	$34,875	$(675)	$440	$34,640
Other comprehensive income (loss):
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	$(1,796)	$—	$—	$(1,796)	$(1,466)	$—	$—	$(1,466)	$3,953	$—	$—	$3,953
Total other comprehensive income (loss)	(1,796)	—	—	(1,796)	(1,466)	—	—	(1,466)	3,953	—	—	3,953
Comprehensive income (loss)	$(27,632)	$(4,477)	$578	$(31,531)	$14,807	$2,530	$(578)	$16,759	$38,828	$(675)	$440	$38,593

Net income (loss) per common share:
Basic	$(0.17)	$(0.03)	$0.00	$(0.20)	$0.11	$0.02	$(0.01)	$0.12	$0.23	$(0.00)	$0.00	$0.23
Diluted	$(0.17)	$(0.03)	$0.00	$(0.20)	$0.11	$0.02	$(0.01)	$0.12	$0.23	$(0.00)	$0.00	$0.23

Weighted average shares used in calculating net income (loss) per common share:
Basic	150,877,635	—	—	150,877,635	150,713,075	—	—	150,713,075	150,140,392	—	—	150,140,392
Diluted	150,877,635	—	—	150,877,635	151,268,535	—	—	151,268,535	151,069,954	—	—	151,069,954

	Six Months Ended March 31, 2023				Nine Months Ended June 30, 2023
Consolidated Statements of Comprehensive Income	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
Net sales	$593,951	$—	$—	$593,951	$981,504	$—	$—	$981,504
Cost of sales	438,199	2,691	—	440,890	693,552	3,577	(600)	696,529
Gross profit	155,752	(2,691)	—	153,061	287,952	(3,577)	600	284,975
Selling, general and administrative expenses	147,904	—	(183)	147,721	221,554	—	(1,343)	220,211
Other general expenses	—	—	—	—	—	—	1,065	1,065
Loss on disposal of plant, property and equipment	—	—	183	183	—	—	278	278
Operating income	7,848	(2,691)	—	5,157	66,398	(3,577)	600	63,421
Other expenses:
Interest expense, net	20,073	—	—	20,073	30,481	—	—	30,481
Total other expenses	20,073	—	—	20,073	30,481	—	—	30,481
Income (loss) before income taxes	(12,225)	(2,691)	—	(14,916)	35,917	(3,577)	600	32,940
Income tax expense (benefit)	(2,662)	(744)	—	(3,406)	10,605	(955)	160	9,810
Net income (loss)	$(9,563)	$(1,947)	$—	$(11,510)	$25,312	$(2,622)	$440	$23,130
Other comprehensive income (loss):
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	$(3,262)	$—	$—	$(3,262)	$691	$—	$—	$691
Total other comprehensive income (loss)	(3,262)	—	—	(3,262)	691	—	—	691
Comprehensive income (loss)	$(12,825)	$(1,947)	$—	$(14,772)	$26,003	$(2,622)	$440	$23,821

Net income (loss) per common share:
Basic	$(0.06)	$(0.02)	$—	$(0.08)	$0.17	$(0.03)	$0.01	$0.15
Diluted	$(0.06)	$(0.02)	$—	$(0.08)	$0.17	$(0.03)	$0.01	$0.15

Weighted average shares used in calculating net income (loss) per common share:
Basic	150,812,859	—	—	150,812,859	150,610,890	—	—	150,610,890
Diluted	150,812,859	—	—	150,812,859	151,056,199	—	—	151,056,199

	Three Months Ended December 31, 2022				Six Months Ended March 31, 2023				Nine Months Ended June 30, 2023
Consolidated Statements of Cash Flows	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
Operating activities:
Net income (loss)	$(25,836)	$(4,477)	$578	$(29,735)	$(9,563)	$(1,947)	$—	$(11,510)	$25,312	$(2,622)	$440	$23,130
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation expense	22,002	—	(800)	21,202	42,018	—	—	42,018	63,504	—	—	63,504
Amortization expense	11,837	—	—	11,837	23,457	—	—	23,457	35,035	—	—	35,035
Non-cash interest expense	412	—	—	412	824	—	—	824	1,236	—	—	1,236
Non-cash lease expense	(56)	—	—	(56)	(122)	—	—	(122)	(188)	—	—	(188)
Deferred income tax expense	1,504	—	—	1,504	465	—	—	465	1,599	—	—	1,599
Non-cash compensation expense	5,801	—	—	5,801	12,678	—	—	12,678	13,608	—	—	13,608
Fair value adjustment for contingent consideration	400	—	—	400	400	—	—	400	400	—	(150)	250
Loss (gain) on disposition of property, plant and equipment	(66)	—	—	(66)	183	—	1,641	1,824	278	—	1,641	1,919
Changes in operating assets and liabilities:
Trade receivables	21,869	—	—	21,869	(62,586)	—	—	(62,586)	17,241	—	(1,800)	15,441
Inventories	(20,978)	6,192	—	(14,786)	48,880	2,691	—	51,571	78,624	3,577	1,200	83,401
Prepaid expenses and other current assets	(16,711)	(1,715)	222	(18,204)	(18,310)	(744)	—	(19,054)	(8,795)	(955)	160	(9,590)
Accounts payable	13,029	—	—	13,029	15,702	—	—	15,702	11,308	—	—	11,308
Accrued expenses and interest	(7,831)	—	—	(7,831)	7,530	—	1,000	8,530	(11,803)	—	6,000	(5,803)
Other assets and liabilities	1,033	—	—	1,033	1,586	—	(1,641)	(55)	2,684	—	(1,641)	1,043
Net cash provided by operating activities	6,409	—	—	6,409	63,142	—	1,000	64,142	230,043	—	5,850	235,893
Investing activities:
Purchases of property, plant and equipment	(30,328)	—	—	(30,328)	(47,284)	—	—	(47,284)	(54,059)	—	—	(54,059)
Proceeds from sale of property, plant and equipment	65	—	—	65	99	—	—	99	173	—	—	173
Acquisitions, net of cash acquired	—	—	—	—	(161)	—	—	(161)	(161)	—	—	(161)
Net cash used in investing activities	(30,263)	—	—	(30,263)	(47,346)	—	—	(47,346)	(54,047)	—	—	(54,047)
Financing activities:
Proceeds under Revolving Credit Facility	—	—	—	—	25,000	—	—	25,000	25,000	—	—	25,000
Payments under Revolving Credit Facility	—	—	—	—	(25,000)	—	—	(25,000)	(25,000)	—	—	(25,000)
Payments on 2022 Term Loan Agreement	(1,500)	—	—	(1,500)	(3,000)	—	—	(3,000)	(4,500)	—	—	(4,500)
Repayments of finance lease obligations	(650)	—	—	(650)	(1,307)	—	—	(1,307)	(1,958)	—	—	(1,958)
Payments of INTEX contingent consideration	—	—	—	—	—	—	(1,000)	(1,000)	—	—	(5,850)	(5,850)
Exercise of vested stock options	—	—	—	—	1,901	—	—	1,901	11,111	—	—	11,111
Cash paid for shares withheld for taxes	(460)	—	—	(460)	(460)	—	—	(460)	(1,381)	—	—	(1,381)
Purchases of treasury stock	(7,488)	—	—	(7,488)	(7,488)	—	—	(7,488)	(55,488)	—	—	(55,488)
Net cash provided by (used in) financing activities	(10,098)	—	—	(10,098)	(10,354)	—	(1,000)	(11,354)	(52,216)	—	(5,850)	(58,066)
Net increase (decrease) in cash and cash equivalents	(33,952)	—	—	(33,952)	5,442	—	—	5,442	123,780	—	—	123,780
Cash and cash equivalents at beginning of period	120,817	—	—	120,817	120,817	—	—	120,817	120,817	—	—	120,817
Cash and cash equivalents at end of period	$86,865	$—	$—	$86,865	$126,259	$—	$—	$126,259	$244,597	$—	$—	$244,597
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$13,020	$—	$—	$13,020	$23,611	$—	$—	$23,611	$33,516	$—	$1,065	$34,581
Cash paid for income taxes, net	112	—	—	112	14,959	—	—	14,959	21,003	—	—	21,003
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$16,275	$—	$—	$16,275	$12,984	$—	$—	$12,984	$14,299	$—	$—	$14,299
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	1,968	—	—	1,968	2,439	—	—	2,439	2,828	—	—	2,828

The following tables present the effect of the restatement on the Company's previously reported unaudited condensed Consolidated Balance Sheets as of December 31, 2021, March 31, 2022 and June 30, 2022 and unaudited condensed Consolidated Statements of Comprehensive Income and condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2021, the three and six months ended March 31, 2022 and the three and nine months ended June 30, 2022. The values as previously reported were derived from the previously filed Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2021, March 31, 2022 and June 30, 2022 (in thousands, except for share and per share amounts). The definitions of the amounts for each column are the same definitions stated in Note 1A.

	As of December 31, 2021				As of March 31, 2022				As of June 30, 2022
Consolidated Balance Sheets	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
ASSETS:
Current assets:
Cash and cash equivalents	$66,056	$—	$—	$66,056	$25,812	$—	$—	$25,812	$159,621	$—	$—	$159,621
Trade receivables, net of allowances	63,057	—	—	63,057	171,685	—	—	171,685	101,513	—	—	101,513
Inventories	289,059	(11,335)	—	277,724	299,160	(18,134)	—	281,026	322,117	(22,685)	—	299,432
Prepaid expenses	17,641	—	—	17,641	18,203	—	—	18,203	20,522	—	—	20,522
Other current assets	1,206	1,940	(319)	2,827	5,991	3,666	(344)	9,313	2,727	4,134	—	6,861
Total current assets	437,019	(9,395)	(319)	427,305	520,851	(14,468)	(344)	506,039	606,500	(18,551)	—	587,949
Property, plant and equipment - net	435,304	—	—	435,304	474,340	—	—	474,340	495,961	—	—	495,961
Goodwill	992,513	—	—	992,513	987,440	—	—	987,440	987,440	—	—	987,440
Intangible assets - net	272,692	—	—	272,692	260,128	—	—	260,128	247,606	—	—	247,606
Other assets	77,578	—	—	77,578	76,721	—	—	76,721	83,041	—	—	83,041
Total assets	$2,215,106	$(9,395)	$(319)	$2,205,392	$2,319,480	$(14,468)	$(344)	$2,304,668	$2,420,548	$(18,551)	$—	$2,401,997
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$64,490	$—	$—	$64,490	$76,228	$—	$—	$76,228	$83,034	$—	$—	$83,034
Accrued rebates	49,150	—	—	49,150	31,723	—	—	31,723	44,491	—	—	44,491
Accrued interest	214	—	—	214	46	—	—	46	4,367	—	—	4,367
Current portion of long-term debt obligations	—	—	—	—	—	—	—	—	4,500	—	—	4,500
Accrued expenses and other liabilities	48,684	—	1,300	49,984	65,586	—	1,400	66,986	68,660	—	—	68,660
Total current liabilities	162,538	—	1,300	163,838	173,583	—	1,400	174,983	205,052	—	—	205,052
Deferred income taxes	50,753	(1,438)	—	49,315	61,505	(1,438)	—	60,067	67,892	(1,438)	—	66,454
Long-term debt—less current portion	464,999	—	—	464,999	505,284	—	—	505,284	586,033	—	—	586,033
Other non-current liabilities	85,665	—	—	85,665	86,074	—	—	86,074	93,601	—	—	93,601
Total liabilities	763,955	(1,438)	1,300	763,817	826,446	(1,438)	1,400	826,408	952,578	(1,438)	—	951,140
Commitments and contingencies (See Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at December 31, 2021, March 31, 2022 and June 30, 2022, respectively	—	—	—	—	—	—	—	—	—	—	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,032,377 shares issued at December 31, 2021, 155,108,627 shares issued at March 31, 2022 and 155,153,226 shares issued at June 30, 2023	155	—	—	155	155	—	—	155	155	—	—	155
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at December 31, 2021, March 31, 2022 and June 30, 2022, respectively	—	—	—	—	—	—	—	—	—	—	—	—
Additional paid‑in capital	1,622,516	—	—	1,622,516	1,628,581	—	—	1,628,581	1,626,115	—	—	1,626,115
Accumulated deficit	(171,520)	(7,957)	(1,619)	(181,096)	(135,702)	(13,030)	(1,744)	(150,476)	(108,227)	(17,113)	—	(125,340)
Accumulated other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—
Treasury stock, at cost, 0, 0 and 3,013,575 shares at December 31, 2021, March 31, 2022 and June 30, 2022, respectively	—	—	—	—	—	—	—	—	(50,073)	—	—	(50,073)
Total stockholders' equity	1,451,151	(7,957)	(1,619)	1,441,575	1,493,034	(13,030)	(1,744)	1,478,260	1,467,970	(17,113)	—	1,450,857
Total liabilities and stockholders' equity	$2,215,106	$(9,395)	$(319)	$2,205,392	$2,319,480	$(14,468)	$(344)	$2,304,668	$2,420,548	$(18,551)	$—	$2,401,997

	Three Months Ended December 31, 2021				Three Months Ended March 31, 2022				Three Months Ended June 30, 2022
Consolidated Statements of Comprehensive Income	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
Net sales	$259,708	$—	$—	$259,708	$396,255	$—	$—	$396,255	$394,991	$—	$—	$394,991
Cost of sales	171,099	3,875	1,300	176,274	273,795	6,799	100	280,694	268,604	4,551	(1,400)	271,755
Gross profit	88,609	(3,875)	(1,300)	83,434	122,460	(6,799)	(100)	115,561	126,387	(4,551)	1,400	123,236
Selling, general and administrative expenses	63,169	—	(18)	63,151	70,822	—	(407)	70,415	78,737	—	108	78,845
Loss (gain) on disposal of plant, property and equipment	—	—	18	18	—	—	407	407	—	—	(108)	(108)
Operating income	25,440	(3,875)	(1,300)	20,265	51,638	(6,799)	(100)	44,739	47,650	(4,551)	1,400	44,499
Other expenses:
Interest expense, net	4,148	—	—	4,148	4,010	—	—	4,010	10,618	—	—	10,618
Total other expenses	4,148	—	—	4,148	4,010	—	—	4,010	10,618	—	—	10,618
Income before income taxes	21,292	(3,875)	(1,300)	16,117	47,628	(6,799)	(100)	40,729	37,032	(4,551)	1,400	33,881
Income tax expense	4,585	(949)	(319)	3,317	11,810	(1,676)	(25)	10,109	9,556	(1,155)	344	8,745
Net income	$16,707	$(2,926)	$(981)	$12,800	$35,818	$(5,123)	$(75)	$30,620	$27,476	$(3,396)	$1,056	$25,136
Comprehensive income	$16,707	$(2,926)	$(981)	$12,800	$35,818	$(5,123)	$(75)	$30,620	$27,476	$(3,396)	$1,056	$25,136

Net income per common share:
Basic	$0.11	$(0.02)	$(0.01)	$0.08	$0.23	$(0.03)	$(0.00)	$0.20	$0.18	$(0.02)	$0.00	$0.16
Diluted	$0.11	$(0.02)	$(0.01)	$0.08	$0.23	$(0.03)	$(0.00)	$0.20	$0.18	$(0.02)	$0.00	$0.16

Weighted average shares used in calculating net income per common share:
Basic	154,407,244	—	—	154,407,244	154,661,277	—	—	154,661,277	153,493,355	—	—	153,493,355
Diluted	156,854,925	—	—	156,854,925	156,121,476	—	—	156,121,476	153,891,090	—	—	153,891,090

	Six Months Ended March 31, 2022				Nine Months Ended June 30, 2022
Consolidated Statements of Comprehensive Income	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
Net sales	$655,963	$—	$—	$655,963	$1,050,954	$—	$—	$1,050,954
Cost of sales	444,894	10,674	1,400	456,968	713,498	15,225	—	728,723
Gross profit	211,069	(10,674)	(1,400)	198,995	337,456	(15,225)	—	322,231
Selling, general and administrative expenses	133,991	—	(425)	133,566	212,728	—	(317)	212,411
Loss on disposal of plant, property and equipment	—	—	425	425	—	—	317	317
Operating income	77,078	(10,674)	(1,400)	65,004	124,728	(15,225)	—	109,503
Other expenses:
Interest expense, net	8,158	—	—	8,158	18,776	—	—	18,776
Total other expenses	8,158	—	—	8,158	18,776	—	—	18,776
Income before income taxes	68,920	(10,674)	(1,400)	56,846	105,952	(15,225)	—	90,727
Income tax expense	16,395	(2,625)	(344)	13,426	25,951	(3,780)	—	22,171
Net income	$52,525	$(8,049)	$(1,056)	$43,420	$80,001	$(11,445)	$—	$68,556
Comprehensive income	$52,525	$(8,049)	$(1,056)	$43,420	$80,001	$(11,445)	$—	$68,556

Net income per common share:
Basic	$0.34	$(0.05)	$(0.01)	$0.28	$0.52	$(0.08)	$—	$0.44
Diluted	$0.34	$(0.05)	$(0.01)	$0.28	$0.51	$(0.07)	$—	$0.44

Weighted average shares used in calculating net income per common share:
Basic	154,551,589	—	—	154,551,589	154,199,158	—	—	154,199,158
Diluted	156,560,502	—	—	156,560,502	155,631,884	—	—	155,631,884

	Three Months Ended December 31, 2021				Six Months Ended March 31, 2022				Nine Months Ended June 30, 2022
Consolidated Statements of Cash Flows	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
Operating activities:
Net income	$16,707	$(2,926)	$(981)	$12,800	$52,525	$(8,049)	$(1,056)	$43,420	$80,001	$(11,445)	$—	$68,556
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation expense	15,202	—	—	15,202	31,680	—	—	31,680	48,764	—	—	48,764
Amortization expense	12,880	—	—	12,880	25,444	—	—	25,444	37,966	—	—	37,966
Non-cash interest expense	1,154	—	—	1,154	2,373	—	—	2,373	4,194	—	—	4,194
Non-cash lease expense	(39)	—	—	(39)	(68)	—	—	(68)	(218)	—	—	(218)
Deferred income tax expense (benefit)	4,381	—	—	4,381	15,132		—	15,132	21,520		—	21,520
Non-cash compensation expense	3,970	—	—	3,970	11,773	—	—	11,773	19,550	—	—	19,550
Loss on disposition of property, plant and equipment	18	—	—	18	425	—	—	425	317	—	—	317
Changes in operating assets and liabilities:
Trade receivables	18,057	—	—	18,057	(90,571)	—	—	(90,571)	(20,399)	—	—	(20,399)
Inventories	(88,515)	3,875	—	(84,640)	(98,616)	10,674	—	(87,942)	(121,574)	15,225	—	(106,349)
Prepaid expenses and other current assets	(3,330)	(949)	(319)	(4,598)	(8,677)	(2,625)	(344)	(11,646)	(7,732)	(3,780)	—	(11,512)
Accounts payable	606	—	—	606	12,213	—	—	12,213	4,512	—	—	4,512
Accrued expenses and interest	(11,626)	—	1,300	(10,326)	(22,294)	—	1,400	(20,894)	(3,733)	—	—	(3,733)
Other assets and liabilities	(85)	—	—	(85)	1,118	—	—	1,118	2,532	—	—	2,532
Net cash provided by operating activities	(30,620)	—	—	(30,620)	(67,543)	—	—	(67,543)	65,700	—	—	65,700
Investing activities:
Purchases of property, plant and equipment	(65,333)	—	—	(65,333)	(113,995)	—	—	(113,995)	(139,491)	—	—	(139,491)
Proceeds from sale of property, plant and equipment	32	—	—	32	497	—	—	497	617	—	—	617
Acquisitions, net of cash acquired	(91,310)	—	—	(91,310)	(86,935)	—	—	(86,935)	(86,935)	—	—	(86,935)
Net cash used in investing activities	(156,611)	—	—	(156,611)	(200,433)	—	—	(200,433)	(225,809)	—	—	(225,809)
Financing activities:
Proceeds under Revolving Credit Facility	—	—	—	—	40,000	—	—	40,000	40,000	—	—	40,000
Payments under Revolving Credit Facility	—	—	—	—	—	—	—	—	(40,000)	—	—	(40,000)
Payments of Term Loan Agreement	—	—	—	—	—	—	—	—	(467,654)	—	—	(467,654)
Proceeds from 2022 Term Loan Agreement	—	—	—	—	—	—	—	—	595,500	—	—	595,500
Payments of debt issuance costs related to 2022 Term Loan Agreement	—	—	—	—	—	—	—	—	(3,442)	—	—	(3,442)
Repayments of finance lease obligations	(559)	—	—	(559)	(1,242)	—	—	(1,242)	(2,308)	—	—	(2,308)
Exercise of vested stock options	3,310	—	—	3,310	4,923	—	—	4,923	5,995	—	—	5,995
Cash paid for shares withheld for taxes	—	—	—	—	(429)	—	—	(429)	(429)	—	—	(429)
Purchases of treasury stock	—	—	—	—	—	—	—	—	(58,468)	—	—	(58,468)
Net cash provided by (used in) financing activities	2,751	—	—	2,751	43,252	—	—	43,252	69,194	—	—	69,194
Net increase (decrease) in cash and cash equivalents	(184,480)	—	—	(184,480)	(224,724)	—	—	(224,724)	(90,915)	—	—	(90,915)
Cash and cash equivalents at beginning of period	250,536	—	—	250,536	250,536	—	—	250,536	250,536	—	—	250,536
Cash and cash equivalents at end of period	$66,056	$—	$—	$66,056	$25,812	$—	$—	$25,812	$159,621	$—	$—	$159,621
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$2,782	$—	$—	$2,782	$5,792	$—	$—	$5,792	$10,269	$—	$—	$10,269
Cash paid for income taxes, net	(129)	—	—	(129)	5,484	—	—	5,484	5,608	—	—	5,608
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$5,748	$—	$—	$5,748	$11,976	$—	$—	$11,976	$24,321	$—	$—	$24,321
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	8,915	—	—	8,915	10,208	—	—	10,208	18,705	—	—	18,705