Form 10-Q/A
period 2023-12-31
AZEK Co Inc.
filed 2024-06-14
CIK 1782754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

The AZEK Company Inc. (“we” or “AZEK” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2024 (the “Original Form 10-Q”).

In filing this Amendment, we are restating our previously issued unaudited Condensed Consolidated Financial Statements as of and for the quarterly periods ended December 31, 2023 and 2022 to account for the overstatement of inventory, understatement of cost of sales and other immaterial errors as further described below. In addition, we have filed an amendment to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 with the SEC on June 14, 2024 (such report, the Amended 2023 Form 10-K/A and, together with this Amendment, the “Amended Reports”), to account for the overstatements during the periods presented therein (such periods, together with the periods presented herein, the “Affected Periods”). All material restatement information will be included in the Amended Reports, and we do not intend to separately amend other filings that we have previously filed with the SEC.

Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the periods described above in the Amended Reports and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Affected Periods described above.

Background of the Restatement

As described in our Current Report on Form 8-K filed with the SEC on May 8, 2024, in connection with the preparation of our unaudited Condensed Consolidated Financial Statements for the fiscal quarter ended March 31, 2024, we identified certain unexplained reconciling differences in inventory balances for certain of the Company’s locations. Upon identification of such issues, we initiated an independent investigation under the direction of the Audit Committee of our Board of Directors (the “Audit Committee”), which is now complete. As a result of the independent investigation procedures, the Company determined that a former employee with responsibility for cost and inventory accounting with respect to certain of the Company’s locations misstated inventory in the Company’s general ledger by creating inaccurate and unsupported manual journal entries that ultimately increased the value of inventory on the Company’s consolidated balance sheet and decreased cost of sales on the Company’s consolidated income statement as of and for the three months ended December 31, 2023 and as of and for the years ended September 30, 2023, 2022 and 2021 as well as prior periods. See Note 1A, Restatement of Previously Filed Financial Statements in the unaudited Condensed Consolidated Financial Statements for additional information related to the restatement, including descriptions of the adjustments and the impacts on our unaudited Condensed Consolidated Financial Statements.

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

Restatement of Consolidated Financial Statements

This Amendment includes unaudited restated Condensed Consolidated Financial Statements for the fiscal quarters ended December 31, 2023 and 2022. See Note 1A, "Restatement of Previously Filed Financial Statements" in this Amendment for additional information.

Internal Control Considerations

In connection with the restatement of the unaudited Condensed Consolidated Financial Statements for the Affected Periods, management re-evaluated the effectiveness of our internal control over financial reporting and identified material weaknesses in our internal control over financial reporting as of September 30, 2023, described in Part II, Item 9A of the Amended 2023 Form 10-K/A. These material weaknesses remained in place as of December 31, 2023. As further described in Part I, Item 4 of this Amendment, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to such material weaknesses.

Items Amended in this Filing

This Amendment amends and restates the following items of the Original Form 10-Q:

•
Part I - Item 1. Interim Financial Statements (Unaudited)

•
Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•
Part I - Item 4. Controls and Procedures
•
Part II - Item 1A. Risk Factors
•
Part IV - Item 6. Exhibits

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this Amendment.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment contains only the items and exhibits to the Original Form 10-Q that are being amended and restated, and unaffected items and exhibits are not included herein. This Amendment continues to describe the conditions as of the date of the Original Form 10-Q and, except as set forth herein, we have not updated or modified the disclosures contained in the Original Form 10-Q to reflect any events that have occurred after the Original Form 10-Q. Accordingly, forward-looking statements included in this Amendment may represent management’s views as of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The AZEK Company Inc.

Condensed Consolidated Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

in thousands	December 31, 2023	September 30, 2023
	(As Restated)	(As Restated)
ASSETS:
Current assets:
Cash and cash equivalents	$274,759	$278,314
Trade receivables, net of allowances	32,398	57,660
Inventories	235,278	195,600
Prepaid expenses	16,528	13,595
Other current assets	11,844	16,123
Total current assets	570,807	561,292
Property, plant and equipment - net	456,504	501,023
Goodwill	967,816	994,271
Intangible assets - net	183,604	199,497
Other assets	87,426	87,793
Total assets	$2,266,157	$2,343,876
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$43,119	$56,015
Accrued rebates	67,925	60,974
Accrued interest	368	260
Current portion of long-term debt obligations	6,000	6,000
Accrued expenses and other liabilities	75,150	66,467
Total current liabilities	192,562	189,716
Deferred income taxes	50,296	59,509
Long-term debt—less current portion	579,111	580,265
Other non-current liabilities	104,784	104,073
Total liabilities	926,753	933,563
Commitments and contingencies (See Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at December 31, 2023 and September 30, 2023, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 156,341,203 and 155,967,736 shares issued at December 31, 2023 and September 30, 2023, respectively	156	156
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 0 shares and 100 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	—	—
Additional paid‑in capital	1,650,160	1,662,322
Accumulated deficit	(39,229)	(64,377)
Accumulated other comprehensive income (loss)	(1,217)	1,878
Treasury stock, at cost, 10,560,030 and 8,268,423 shares at December 31, 2023 and September 30, 2023, respectively	(270,466)	(189,666)
Total stockholders' equity	1,339,404	1,410,313
Total liabilities and stockholders' equity	$2,266,157	$2,343,876

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands of U.S. dollars, except for share and per share amounts)

(Unaudited)

	Three Months Ended December 31,
in thousands	2023	2022
	(As Restated)	(As Restated)
Net sales	$240,444	$216,259
Cost of sales	149,794	174,072
Gross profit	90,650	42,187
Selling, general and administrative expenses	77,246	73,510
Loss (gain) on disposal of property, plant and equipment	2,185	(66)
Operating income (loss)	11,219	(31,257)
Other income and expenses:
Interest expense, net	7,910	9,299
Gain on sale of business	(38,515)	—
Total other income and expenses	(30,605)	9,299
Income (loss) before income taxes	41,824	(40,556)
Income tax expense (benefit)	16,676	(10,821)
Net income (loss)	$25,148	$(29,735)
Other comprehensive income (loss):
Unrealized loss due to change in fair value of derivatives, net of tax	$(3,095)	$(1,796)
Total other comprehensive income (loss)	(3,095)	(1,796)
Comprehensive income (loss)	$22,053	$(31,531)

Net income (loss) per common share:
Basic	$0.17	$(0.20)
Diluted	0.17	(0.20)

Weighted-average common shares outstanding:
Basic	147,297,662	150,877,635
Diluted	148,876,282	150,877,635

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands of U.S. dollars, except for share amounts)

(Unaudited)

	Common Stock				Treasury Stock		Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – September 30, 2023 (As Restated)	155,967,736	$156	100	$—	8,268,423	$(189,666)	$1,662,322	$(64,377)	$1,878	$1,410,313
Net income	—	—	—	—	—	—	—	25,148	—	25,148
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(3,095)	(3,095)
Stock-based compensation	—	—	—	—	—	—	8,422	—	—	8,422
Exercise of vested stock options	136,885	—	—	—	—	—	3,238	—	—	3,238
Cancellation of restricted stock awards	—	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	236,482	—	—	—	—	—	(3,822)	—	—	(3,822)
Conversion of Class B common stock into Class A common stock	100	—	(100)	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	2,291,607	(80,800)	(20,000)	—	—	(100,800)
Balance – December 31, 2023 (As Restated)	156,341,203	$156	—	$—	10,560,030	$(270,466)	$1,650,160	$(39,229)	$(1,217)	$1,339,404

	Common Stock				Treasury Stock		Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance – September 30, 2022 (As Restated)	155,157,220	$155	100	$—	4,116,570	$(73,088)	$1,630,378	$(126,738)	$—	$1,430,707
Net loss	—	—	—	—	—	—	—	(29,735)	—	(29,735)
Other comprehensive income (loss)	—	—	—	—	—	—	—	-	(1,796)	(1,796)
Stock-based compensation	—	—	—	—	—	—	3,909	—	—	3,909
Exercise of vested stock options	—	—	—	—	—	—	—	—	—	—
Cancellation of restricted stock awards	(14,663)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	54,308	—	—	—	—	—	(460)	—	—	(460)
Treasury stock purchases	—	—	—	—	352,760	(7,488)	—			(7,488)
Balance – December 31, 2022 (As Restated)	155,196,865	$155	100	$—	4,469,330	$(80,576)	$1,633,827	$(156,473)	$(1,796)	$1,395,137

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Operating activities:
Net income (loss)	$25,148	$(29,735)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	21,773	21,202
Amortization of intangibles	10,164	11,837
Non-cash interest expense	412	412
Non-cash lease expense	(48)	(56)
Deferred income tax (benefit) provision	(8,192)	1,504
Non-cash compensation expense	8,422	5,801
Fair value adjustment for contingent consideration	—	400
Loss on disposition of property, plant and equipment	2,185	(66)
Gain on sale of business	(38,515)	—
Changes in certain assets and liabilities:
Trade receivables	21,151	21,869
Inventories	(61,344)	(14,786)
Prepaid expenses and other currents assets	(1,920)	(18,204)
Accounts payable	(9,319)	13,029
Accrued expenses and interest	15,125	(7,831)
Other assets and liabilities	(1,330)	1,033
Net cash provided by (used in) operating activities	(16,288)	6,409
Investing activities:
Purchases of property, plant and equipment	(17,681)	(30,328)
Proceeds from disposition of fixed assets	122	65
Divestiture, net of cash disposed	133,089	—
Net cash provided by (used in) investing activities	115,530	(30,263)
Financing activities:
Payments on Term Loan Agreement	(1,500)	(1,500)
Repayments of finance lease obligations	(713)	(650)
Exercise of vested stock options	3,238	—
Cash paid for shares withheld for taxes	(3,822)	(460)
Purchases of treasury stock	(100,000)	(7,488)
Net cash used in financing activities	(102,797)	(10,098)
Net decrease in cash and cash equivalents	(3,555)	(33,952)
Cash and cash equivalents – Beginning of period	278,314	120,817
Cash and cash equivalents – End of period	$274,759	$86,865
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$11,403	$13,020
Cash paid for income taxes, net	1,351	112
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$2,603	$16,275
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	2,460	1,968

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

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K for the year ended September 30, 2023 (the "2023 Form 10-K/A") filed with the SEC on June 14, 2024. The Condensed Consolidated Balance Sheet as of September 30, 2023 was derived from the audited financial statements at that date. There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 Form 10-K/A, except as noted below.

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

Accounting Policies

Refer to the Company’s 2023 Form 10-K/A for a discussion of the Company’s accounting policies, as updated below and for recently adopted accounting standards.

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

1A. RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS

Restatement of Previously Filed Financial Statements

In connection with the preparation of its unaudited Condensed Consolidated Financial Statements for the fiscal quarter ended March 31, 2024, the Company identified certain unexplained reconciling differences in inventory balances for certain of the Company’s locations. Upon identification of such issues, the Company initiated an independent investigation under the direction of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), which is now complete. As a result of the independent investigation procedures, the Company determined that a former employee with responsibility for cost and inventory accounting with respect to certain of the Company’s locations misstated inventory in the Company’s general ledger by creating inaccurate and unsupported manual journal entries that ultimately increased the value of inventory on the Company’s Consolidated Balance Sheet and decreased cost of sales on the Company’s Consolidated Income Statement as of and for the three months ended December 31, 2023 and 2022 as well as prior periods. As a result, income before income taxes was overstated on a net basis for the three months ended December 31, 2023 and 2022. The independent investigation indicated that the former employee altered supporting documentation to conceal the unsupported inventory amounts and provided them to the Company’s management, external auditors and internal audit.

The Company has restated its unaudited Condensed Consolidated Financial Statements as of and for the quarterly periods ended December 31, 2023 and 2022 in the following tables. The only impact of restatement to the Consolidated Statements of Stockholders Equity was $(0.6) million and $(3.9) million to Net income for the three months ended December 31, 2023 and 2022, respectively, and $(19.3) million and $(13.7) million to opening Accumulated deficit at September 30, 2023 and 2022, respectively.

The amounts in the "As Reported" columns are amounts derived from the Company’s previously filed financial statements in its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, originally filed with the Securities and Exchange Commission on February 7, 2024 (the “Original Form 10-Q”). The amounts in "Investigation Adjustments" column present the impact of the adjustments from the independent investigation related to the overstatement of Inventory and the understatement of Cost of Sales. The amounts in "Other Adjustments" column present the impact of other adjustments primarily related to certain reclassifications in the condensed income statements and depreciation misstatement in previously issued financial statements and were not material, individually or in aggregate, to any of the prior periods financial statements. The amounts in "As Restated" are the updated amounts including the impacts from both Investigation Adjustments and Other Adjustments.

The following table presents the effect of the restatement on the Company's previously reported Condensed Consolidated Balance Sheet as of December 31, 2023 and Condensed Consolidated Balance Sheet as of September 30, 2023. The values as previously reported were derived from the Company’s Original Form 10-Q (in thousands, except for share and per share amounts).

	As of December 31, 2023				As of September 30, 2023
Consolidated Balance Sheets	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
ASSETS:
Current assets:
Cash and cash equivalents	$274,759	$—	$—	$274,759	$278,314	$—	$—	$278,314
Trade receivables, net of allowances	32,398	—	—	32,398	57,660	—	—	57,660
Inventories	261,562	(26,284)	—	235,278	221,101	(25,501)	—	195,600
Prepaid expenses	16,528	—	—	16,528	13,595	—	—	13,595
Other current assets	8,131	3,713	—	11,844	12,300	3,823	—	16,123
Total current assets	593,378	(22,571)	—	570,807	582,970	(21,678)	—	561,292
Property, plant and equipment - net	456,504	—	—	456,504	501,023	—	—	501,023
Goodwill	967,816	—	—	967,816	994,271	—	—	994,271
Intangible assets - net	183,604	—	—	183,604	199,497	—	—	199,497
Other assets	87,426	—	—	87,426	87,793	—	—	87,793
Total assets	$2,288,728	$(22,571)	$—	$2,266,157	$2,365,554	$(21,678)	$—	$2,343,876
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$43,119	$—	—	$43,119	$56,015	$—	—	$56,015
Accrued rebates	67,925	—	—	67,925	60,974	—	—	60,974
Accrued interest	368	—	—	368	260	—	—	260
Current portion of long-term debt obligations	6,000	—	—	6,000	6,000	—	—	6,000
Accrued expenses and other liabilities	80,999	(5,849)	—	75,150	71,994	(5,527)	—	66,467
Total current liabilities	198,411	(5,849)	—	192,562	195,243	(5,527)	—	189,716
Deferred income taxes	47,117	3,179	—	50,296	56,330	3,179	—	59,509
Long-term debt—less current portion	579,111	—	—	579,111	580,265	—	—	580,265
Other non-current liabilities	104,784	—	—	104,784	104,073	—	—	104,073
Total liabilities	929,423	(2,670)	—	926,753	935,911	(2,348)	—	933,563
Commitments and contingencies (See Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at December 31, 2023 and September 30, 2023, respectively	—	—	—	—	—	—	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized 156,341,203 and 155,967,736 shares issued at December 31, 2023 and September 30, 2023, respectively	156	—	—	156	156	—	—	156
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 0 shares and 100 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	—	—	—	—	—	—	—	—
Additional paid‑in capital	1,650,160	—	—	1,650,160	1,662,322	—	—	1,662,322
Accumulated deficit	(19,328)	(19,901)	—	(39,229)	(45,047)	(19,330)	—	(64,377)
Accumulated other comprehensive income (loss)	(1,217)		—	(1,217)	1,878		—	1,878
Treasury stock, at cost, 10,560,030 and 8,268,423 shares at December 31, 2023 and September 30, 2023, respectively	(270,466)	—	—	(270,466)	(189,666)	—	—	(189,666)
Total stockholders' equity	1,359,305	(19,901)	—	1,339,404	1,429,643	(19,330)	—	1,410,313
Total liabilities and stockholders' equity	$2,288,728	$(22,571)	$—	$2,266,157	$2,365,554	$(21,678)	$—	$2,343,876

The following table presents the effect of the restatement on the Company's previously reported Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2023 and December 31, 2022. The values as previously reported were derived from the Company’s Original Form 10-Q (in thousands, except for share and per share amounts).

	Three Months Ended December 31, 2023				Three Months Ended December 31, 2022
Consolidated Statements of Comprehensive Income	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
Net sales	$240,444	$—	$—	$240,444	$216,259	$—	$—	$216,259
Cost of sales	149,011	783	—	149,794	168,680	6,192	(800)	174,072
Gross profit	91,433	(783)	—	90,650	47,579	(6,192)	800	42,187
Selling, general and administrative expenses	77,246	—	—	77,246	73,444	—	66	73,510
Loss (gain) on disposal of property, plant and equipment	2,185	—	—	2,185	—	—	(66)	(66)
Operating income (loss)	12,002	(783)	-	11,219	(25,865)	(6,192)	800	(31,257)
Other income and expenses:
Interest expense, net	7,910	—	—	7,910	9,299	—	—	9,299
Gain on sale of business	(38,515)	—	—	(38,515)	—	—	—	—
Total other income and expenses	(30,605)	—	—	(30,605)	9,299	—	—	9,299
Income (loss) before income taxes	42,607	(783)	—	41,824	(35,164)	(6,192)	800	(40,556)
Income tax expense (benefit)	16,888	(212)	—	16,676	(9,328)	(1,715)	222	(10,821)
Net income (loss)	$25,719	$(571)	$—	$25,148	$(25,836)	$(4,477)	$578	$(29,735)
Other comprehensive income (loss):
Unrealized loss due to change in fair value of derivatives, net of tax	$(3,095)	$—	$—	$(3,095)	$(1,796)	$—	$—	$(1,796)
Total other comprehensive income (loss)	(3,095)	—	—	(3,095)	(1,796)	—	—	(1,796)
Comprehensive income (loss)	$22,624	$(571)	$—	$22,053	$(27,632)	$(4,477)	$578	$(31,531)

Net income (loss) per common share:
Basic	$0.17	$—	$—	$0.17	$(0.17)	$(0.03)	$0.00	$(0.20)
Diluted	0.17	—	—	0.17	(0.17)	(0.03)	0.00	(0.20)

Weighted-average common shares outstanding:
Basic	147,297,662	—	—	147,297,662	150,877,635	—	—	150,877,635
Diluted	148,876,282	—	—	148,876,282	150,877,635	—	—	150,877,635

The following table presents the effect of the restatement on the Company's previously reported Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2023 and December 31, 2022. The values as previously reported were derived from the Company’s Original Form 10-Q (in thousands).

	Three Months Ended December 31, 2023				Three Months Ended December 31, 2022
Consolidated Statements of Cash Flows	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
Operating activities:
Net income (loss)	$25,719	$(571)	$—	$25,148	$(25,836)	$(4,477)	$578	$(29,735)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	21,773	—	—	21,773	22,002	—	(800)	21,202
Amortization of intangibles	10,164	—	—	10,164	11,837	—	—	11,837
Non-cash interest expense	412	—	—	412	412	—	—	412
Non-cash lease expense	(48)	—	—	(48)	(56)	—	—	(56)
Deferred income tax (benefit) provision	(8,192)	—	—	(8,192)	1,504	—	—	1,504
Non-cash compensation expense	8,422	—	—	8,422	5,801	—	—	5,801
Fair value adjustment for contingent consideration	—	—	—	—	400	—	—	400
Loss on disposition of property, plant and equipment	2,185	—	—	2,185	(66)	—	—	(66)
Gain on sale of business	(38,515)	—	—	(38,515)	—	—	—	-
Changes in certain assets and liabilities:								-
Trade receivables	21,151	—	—	21,151	21,869	—	—	21,869
Inventories	(62,127)	783	—	(61,344)	(20,978)	6,192	—	(14,786)
Prepaid expenses and other currents assets	(2,031)	111	—	(1,920)	(16,711)	(1,715)	222	(18,204)
Accounts payable	(9,319)	—	—	(9,319)	13,029	—	—	13,029
Accrued expenses and interest	15,448	(323)	—	15,125	(7,831)	—	—	(7,831)
Other assets and liabilities	(1,330)	—	—	(1,330)	1,033	—	—	1,033
Net cash provided by (used in) operating activities	(16,288)	—	—	(16,288)	6,409	—	—	6,409
Investing activities:
Purchases of property, plant and equipment	(17,681)	—	—	(17,681)	(30,328)	—	—	(30,328)
Proceeds from disposition of fixed assets	122	—	—	122	65	—	—	65
Divestiture, net of cash disposed	133,089	—	—	133,089	—	—	—	—
Net cash provided by (used in) investing activities	115,530	—	—	115,530	(30,263)	—	—	(30,263)
Financing activities:
Payments on Term Loan Agreement	(1,500)	—	—	(1,500)	(1,500)	—	—	(1,500)
Repayments of finance lease obligations	(713)	—	—	(713)	(650)	—	—	(650)
Exercise of vested stock options	3,238	—	—	3,238	—	—	—	-
Cash paid for shares withheld for taxes	(3,822)	—	—	(3,822)	(460)	—	—	(460)
Purchases of treasury stock	(100,000)	—	—	(100,000)	(7,488)	—	—	(7,488)
Net cash used in financing activities	(102,797)	—	—	(102,797)	(10,098)	—	—	(10,098)
Net decrease in cash and cash equivalents	(3,555)	—	—	(3,555)	(33,952)	—	—	(33,952)
Cash and cash equivalents – Beginning of period	278,314	—	—	278,314	120,817	—	—	120,817
Cash and cash equivalents – End of period	$274,759	$—	$—	$274,759	$86,865	$—	$—	$86,865
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$7,349	$—	$4,054	$11,403	$13,020	$—	$—	$13,020
Cash paid for income taxes, net	1,351	—	—	1,351	112	—	—	112
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$2,603	$—	$—	$2,603	$16,275	$—	$—	$16,275
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	2,460	—	—	2,460	1,968	—	—	1,968

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

4. INVENTORIES

Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out (“FIFO”) basis. Inventories consisted of the following (in thousands):

in thousands	December 31, 2023	September 30, 2023
	(As Restated)	(As Restated)
Raw materials	$53,884	$60,349
Work in process	27,893	33,240
Finished goods	153,501	102,011
Total inventories	$235,278	$195,600

5. PROPERTY, PLANT AND EQUIPMENT—NET

Property, plant and equipment – net consisted of the following (in thousands):

	December 31, 2023	September 30, 2023
	(As Restated)	(As Restated)
Land	$3,209	$4,829
Buildings and improvements	103,929	129,191
Manufacturing equipment	595,883	631,594
Computer equipment	32,365	32,392
Furniture and fixtures	6,614	7,290
Vehicles	1,145	1,087
Total property and equipment	743,145	806,383
Construction in progress	79,091	87,348
	822,236	893,731
Accumulated depreciation	(365,732)	(392,708)
Total property and equipment – net	$456,504	$501,023

Depreciation expense was approximately $20.5 million and $20.0 million in the three months ended December 31, 2023 and 2022, respectively. During the three months ended December 31, 2023 and 2022, $1.1 million and $1.3 million of interest was capitalized, respectively.

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

7. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

	Three Months Ended December 31,
	2023	2022
Beginning balance	$1,773	$1,397
Provision	(433)	277
Divestiture	(32)	—
Ending balance	$1,308	$1,674

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following (in thousands):

	December 31, 2023	September 30, 2023
	(As Restated)	(As Restated)
Taxes	$22,319	$1,433
Employee related liabilities	20,673	34,313
Marketing	4,799	3,868
Lease liability - operating	4,559	4,180
Customer deposits	3,771	4,152
Warranty	3,740	3,556
Lease liability - finance	2,829	2,777
Freight	1,833	1,242
Utilities	1,802	2,141
Professional fees	1,706	2,073
Construction in progress	1,530	2,863
Commissions	873	991
Other	4,716	2,878
Total accrued expenses and other current liabilities	$75,150	$66,467

8. DEBT

Debt consisted of the following (in thousands):

	December 31, 2023	September 30, 2023
Term Loan due April 28, 2029 — SOFR + 2.50% + 0.1% (7.96% at December 31, 2023 and 7.92% at September 30, 2023)	$592,500	$594,000
Revolving Credit Facility through March 31, 2026 - SOFR + 0.1%	—	—
Total	592,500	594,000
Less unamortized deferred financing costs	(3,818)	(3,996)
Less unamortized original issue discount	(3,571)	(3,739)
Less current portion	(6,000)	(6,000)
Long-term debt—less current portion and unamortized deferred financing costs	$579,111	$580,265

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

9. PRODUCT WARRANTIES

The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved. The warranty reserve activity consisted of the following (in thousands):

	Three Months Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Beginning balance	$17,012	$16,145
Adjustments to reserve	(388)	(126)
Warranty claims payment	(782)	(465)
Ending balance	15,842	15,554
Current portion of accrued warranty	(3,740)	(3,508)
Accrued warranty – less current portion	$12,102	$12,046

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

The segment data below includes data for Residential and Commercial for the three months ended December 31, 2023 and 2022 (in thousands).

	Three Months Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Net sales to customers
Residential	$223,000	$179,484
Commercial	17,444	36,775
Total	$240,444	$216,259
Adjusted EBITDA
Residential (1)	$51,979	$3,754
Commercial	2,905	5,154
Total Adjusted EBITDA for reporting segments	$54,884	$8,908
Adjustments to Income before income tax provision
Depreciation and amortization	(31,937)	(33,040)
Stock-based compensation costs	(8,468)	(3,957)
Acquisition and divestiture costs (2)	(492)	(2,954)
Gain on sale of business (3)	38,515	—
Other costs (4)	(2,768)	(214)
Interest expense, net	(7,910)	(9,299)
Income (loss) before income tax provision	$41,824	$(40,556)

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

	Three Months Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Numerator:
Net income (loss)	$25,148	$(29,735)
Net income (loss) attributable to common stockholders - basic and diluted	$25,148	$(29,735)
Denominator:
Weighted-average shares of common stock
Basic	147,297,662	150,877,635
Diluted	148,876,282	150,877,635
Net income (loss) per share attributable to common stockholders:
Net income (loss) per common share - basic	$0.17	$(0.20)
Net income (loss) per common share - diluted	$0.17	$(0.20)

The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income per share because the effect was anti-dilutive:

	Three Months Ended December 31,
	2023	2022
Stock Options	547,890	5,010,161
Restricted Stock Units	108,736	531,462

16. INCOME TAXES

The Company calculates the interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting, specifically ASC-740-270-25-2. For interim periods, the Company estimates the annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rates for the three months ended December 31, 2023 and 2022 were 39.9% and 26.7%, respectively. The increase in the effective income tax rate for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, was primarily driven by the tax effects related to the sale of the Vycom business.

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

18. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)

The AZEK Company Inc. (parent company only)

Balance Sheets

(In thousands of U.S. dollars, except for share and per share amounts)

	December 31, 2023	September 30, 2023
	(As Restated)	(As Restated)
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,339,404	$1,410,313
Total non-current assets	1,339,404	1,410,313
Total assets	$1,339,404	$1,410,313
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at December 31, 2023 and September 30, 2023, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 156,341,203 and 155,967,736 shares issued at December 31, 2023 and September 30, 2023, respectively	156	156
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 0 shares and 100 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	—	—
Additional paid‑in capital	1,650,160	1,662,322
Accumulated deficit	(39,229)	(64,377)
Accumulated other comprehensive income (loss)	(1,217)	1,878
Treasury stock, at cost, 10,560,030 and 8,268,423 shares at December 31, 2023 and September 30, 2023, respectively	(270,466)	(189,666)
Total stockholders’ equity	1,339,404	1,410,313
Total liabilities and stockholders’ equity	$1,339,404	$1,410,313

	Three Months Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Net income (loss) of subsidiaries	$25,148	$(29,735)
Net income (loss) of subsidiaries	$25,148	$(29,735)
Comprehensive income (loss)	$22,053	$(31,531)

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

Restatement of Previously Filed Financial Statements

The Company is presenting herein restated condensed financial information of The AZEK Company Inc. (parent company only) as of September 30, 2023 and December 31, 2023 and for the three months ended December 31, 2023 and 2022. See Note 1A “Restatement of Previously Filed Financial Statements,” for additional information on the restatement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual consolidated financial statements and related notes and our discussion and analysis of financial condition and results of operations, which were included in our Amended 2023 Form 10-K/A, as well as Item 1. Financial Statements in this Amendment.

Forward-Looking Statements

This Amendment contains forward-looking statements. All statements other than statements of historical facts contained in this Amendment, including statements regarding future operations, cash flows, expansion plans, capital investments, capacity targets and other strategic initiatives, are forward-looking statements. In some cases, forward looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” or the negative of these terms and similar expressions intended to identify forward-looking statements. In particular, statements about potential new products and product innovation, statements regarding the potential impact of climate change and extreme weather events, global health pandemics or geopolitical conflicts, such as the conflict between Russia and Ukraine and the conflict in the Middle East, statements about the markets in which we operate and the economy more generally, including inflation and interest rates, growth of our various markets and growth in the use of engineered products as well as our ability to share in such growth, statements about our ability to source our raw materials in line with our expectations, future pricing for our products or our raw materials and our ability to successfully manage market and interest rate risks and control or reduce costs, statements with respect to our ability to meet future goals and targets, including our environmental, social and governance targets, statements about our material weaknesses and our plans to remediate such material weaknesses, statements about potential share repurchases, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this Amendment are forward-looking statements. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our Amended 2023 Form 10-K/A. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Amendment may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Amendment with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Amendment. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Restatement of Previously Filed Financial Statements

As described in the Explanatory Note above and in Note 1A to our unaudited Condensed Consolidated Financial Statements, we have restated our unaudited Condensed Consolidated Financial Statements as of December 31, 2023 and for the three months ended December 31, 2023 and 2022 contained in this Amendment. As a result, the previously reported financial information as of and for the three months ended December 31, 2023 and 2022 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the relevant restatements. See Note 1A, Restatement of Previously Filed Financial Statements to our unaudited Condensed Consolidated Financial Statements for additional information related to the restatement, including descriptions of the adjustments and the impacts on our unaudited Condensed Consolidated Financial Statements.

Other than the effect of the restatement, this section has not been otherwise modified and does not reflect any information or events occurring after February 7, 2024, the filing date of the Original Form 10-Q, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

We are unable to fully predict the impact that the above events and conditions will have on the global economy, our industry or our business, financial condition, results of operations or cash flows. See also Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Amendment and Part 1, Item 1A “Risk Factors” of our Amended 2023 Form 10-K/A.

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

Results of Operations (As Restated)

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

The following table summarizes certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31,
(U.S. dollars in thousands)	2023	2022	$ Variance	% Variance
	(As Restated)	(As Restated)
Net sales	$240,444	$216,259	$24,185	11.2%
Cost of sales	149,794	174,072	(24,278)	(13.9)%
Gross profit	90,650	42,187	48,463	114.9%
Selling, general and administrative expenses	77,246	73,510	3,736	5.1%
Loss (gain) on disposal of property, plant and equipment	2,185	(66)	2,251	3410.6%
Operating income (loss)	11,219	(31,257)	42,476	135.9%
Interest expense, net	7,910	9,299	(1,389)	(14.9)%
Gain on sale of business	(38,515)	—	(38,515)	N/M%
Income tax expense (benefit)	16,676	(10,821)	27,497	254.1%
Net income (loss)	$25,148	$(29,735)	$54,883	184.6%

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

Cost of Sales (As Restated)

Cost of sales for the three months ended December 31, 2023 decreased by $24.3 million, or 13.9%, to $149.8 million from $174.1 million for the three months ended December 31, 2022 primarily due to lower raw material costs driven by certain commodity deflation and higher utilization of manufacturing capacity.

Gross Profit (As Restated)

Gross profit for the three months ended December 31, 2023 increased by $48.5 million, or 114.9%, to $90.7 million from $42.2 million for the three months ended December 31, 2022. The increase in gross profit was primarily driven by higher net sales, lower raw material costs and higher plant utilization. Gross profit as a percent of net sales increased to 37.7% for the three months ended December 31, 2023 compared to 19.5% for the three months ended December 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.7 million, or 5.1%, to $77.2 million, or 32.1% of net sales, for the three months ended December 31, 2023 from $73.5 million, or 34.0% of net sales, for the three months ended December 31, 2022. The increase was primarily due to higher stock-based compensation and marketing and selling costs, partially offset by lower personnel costs.

Loss (Gain) on Disposal of Property, Plant and Equipment

Loss (gain) on disposal of property, plant and equipment increased by $2.3 million to a loss of $2.2 million in the three months ended December 31, 2023 compared to a gain of $0.1 million, primarily related to the removal of dispensable equipment resulting from a modification of our manufacturing process.

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

Income Tax Expense (Benefit) (As Restated)

Income tax expense increased by $27.5 million to $16.7 million for the three months ended December 31, 2023 compared to income tax benefit of $10.8 million for the three months ended December 31, 2022. The increase in our income tax expense was primarily driven by our higher pre-tax income as well as the gain from the sale of our Vycom business.

Net Income (Loss) (As Restated)

Net income increased by $54.9 million to $25.1 million for the three months ended December 31, 2023 compared to net loss of $29.7 million for the three months ended December 31, 2022, due to the factors described above.

Segment Results of Operations

We report our results in two segments: Residential and Commercial. The key segment measures used by our chief operating decision maker in deciding how to evaluate performance and allocate resources to each of the segments are Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin. Depending on certain circumstances, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin may be calculated differently, from time to time, than our Adjusted EBITDA and Adjusted EBITDA Margin, which are further discussed under the heading “Non-GAAP Financial Measures.” Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin represent measures of segment profit reported to our chief operating decision maker for the purpose of making decisions about allocating resources to a segment and assessing its performance and are determined as disclosed in our Condensed Consolidated Financial Statements included elsewhere in this Amendment consistent with the requirements of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC 280, Segment Reporting. We define Segment Adjusted EBITDA as a segment’s net income (loss) before income tax (benefit) expense and by adding to or subtracting therefrom interest expense, net, depreciation and amortization, share-based compensation costs, asset impairment and inventory revaluation costs, business transformation costs, capital structure transaction costs, acquisition costs, initial public offering costs and certain other costs. Segment Adjusted EBITDA Margin is equal to a segment’s Segment Adjusted EBITDA divided by such segment’s net sales.

Residential

The following table summarizes certain financial information relating to the Residential segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31,
(U.S. dollars in thousands)	2023	2022	$ Variance	% Variance
	(As Restated)	(As Restated)
Net sales	$223,000	$179,484	$43,516	24.2%
Segment Adjusted EBITDA (1)	51,979	3,754	48,225	1284.6%
Segment Adjusted EBITDA Margin	23.3%	2.1%	N/A	N/A
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

Segment Adjusted EBITDA (As Restated)

Segment Adjusted EBITDA for the three months ended December 31, 2023 increased by $48.2 million, or 1284.6%, to $52.0 million from $3.8 million for the three months ended December 31, 2022. The increase was mainly driven by higher net sales, lower raw material costs and higher plant utilization, partially offset by higher marketing and selling expenses.

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

	Three Months Ended December 31,
(U.S. dollars in thousands, except per share amounts)	2023	2022
	(As Restated)	(As Restated)
GAAP Financial Measures:
Gross Profit	$90,650	$42,187
Gross Profit Margin	37.7%	19.5%
Net Income (Loss)	$25,148	$(29,735)
Net Income (Loss) Per Common Share - Diluted	$0.17	$(0.20)
Net Profit Margin	10.5%	(13.7)%
Net Cash Provided By (Used In) Operating Activities	$(16,288)	$6,409
Net Cash Provided By (Used In) Investing Activities	$115,530	$(30,263)
Net Cash Used In Financing Activities	$(102,797)	$(10,098)

	Three Months Ended December 31,
(U.S. dollars in thousands, except per share amounts)	2023	2022
	(As Restated)	(As Restated)
Non-GAAP Financial Measures:
Adjusted Gross Profit	$94,519	$46,793
Adjusted Gross Profit Margin	39.3%	21.6%
Adjusted Net Income (Loss)	$15,031	$(17,751)
Adjusted Diluted EPS	$0.10	$(0.12)
Adjusted EBITDA	$54,884	$8,908
Adjusted EBITDA Margin	22.8%	4.1%
Free Cash Flow	$(33,969)	$(23,919)

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

The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands)	2023	2022
	(As Restated)	(As Restated)
Gross Profit	$90,650	$42,187
Amortization (1)	3,869	4,606
Adjusted Gross Profit	$94,519	$46,793

	Three Months Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Gross Profit Margin	37.7%	19.5%
Amortization	1.6%	2.1%
Adjusted Gross Profit Margin	39.3%	21.6%

(1)
Effective as of December 31, 2023, we revised the definition of Adjusted Gross Profit to no longer exclude depreciation expense. The prior period has been recast to reflect the change.

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands, except per share amounts)	2023	2022
	(As Restated)	(As Restated)
Net income (loss)	$25,148	$(29,735)
Amortization	10,164	11,837
Stock-based compensation costs (1)	2,925	1,259
Acquisition and divestiture costs (2)	492	2,954
Gain on sale of business (3)	(38,515)	—
Other costs (4)	2,768	214
Tax impact of adjustments (5)	12,049	(4,280)
Adjusted Net Income (Loss)	$15,031	$(17,751)

	Three Months Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Net income (loss)	$0.17	$(0.20)
Amortization	0.07	0.08
Stock-based compensation costs	0.02	0.01
Acquisition and divestiture costs	—	0.02
Gain on sale of business	(0.26)	—
Other costs	0.02	—
Tax impact of adjustments	0.08	(0.03)
Adjusted Diluted EPS (6)	$0.10	$(0.12)

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

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands)	2023	2022
	(As Restated)	(As Restated)
Net income (loss)	$25,148	$(29,735)
Interest expense, net	7,910	9,299
Depreciation and amortization	31,937	33,040
Income tax expense (benefit)	16,676	(10,821)
Stock-based compensation costs	8,468	3,957
Acquisition and divestiture costs (1)	492	2,954
Gain on sale of business (2)	(38,515)	—
Other costs (3)	2,768	214
Total adjustments	29,736	38,643
Adjusted EBITDA	$54,884	$8,908

	Three Months Ended December 31,
	2023	2022
	(As Restated)	(As Restated)
Net profit margin	10.5%	(13.7)%
Interest expense, net	3.3%	4.3%
Depreciation and amortization	13.3%	15.4%
Income tax expense (benefit)	6.9%	(5.0)%
Stock-based compensation costs	3.5%	1.8%
Acquisition and divestiture costs	0.2%	1.3%
Gain on sale of business	(16.0)%	0.0%
Other costs	1.2%	0.1%
Total adjustments	12.4%	17.9%
Adjusted EBITDA Margin	22.8%	4.1%

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

Since our and our subsidiaries’ restricted net assets exceed 25% of our consolidated net assets, in accordance with Rule 12-04, Schedule 1 of Regulation S-X, refer to our Condensed Consolidated Financial Statements included elsewhere in this Amendment for condensed parent company financial statements of the Company.

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

Contingent Commitments

We have contractual commitments for purchases of certain minimum quantities of raw materials at index-based prices, and non-cancelable capital and operating leases, outstanding letters of credit and fixed asset purchase commitments. For a description of our contractual obligations and commitments, see Notes 8 “Debt”, 10 “Leases” and 17 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements included elsewhere in this Amendment.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Amended 2023 Form 10-K/A, except as updated in Note 1A of our Condensed Consolidated Financial Statements in this Amendment.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, at the time our Original Form 10-Q was filed on February 7, 2024, our principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Subsequent to the original evaluation, management concluded that the material weaknesses in our internal control over financial reporting described in Part II, Item 9A of our Amended 2023 Form 10-K/A existed as of December 31, 2023. As a result, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Plan to Remediate the Material Weaknesses

As it relates to the material weaknesses that exist as of December 31, 2023, we are currently in the process of designing and implementing remediation plans and taking steps to address the root cause of the material weaknesses described above. Such plans include, but may not be limited to, the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Amended 2023 Form 10-K/A. You should carefully consider the risk factors in our Amended 2023 Form 10-K/A and our other filings made with the SEC. You should be aware that such risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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