Form 10-Q
period 2024-03-31
AZEK Co Inc.
filed 2024-06-14
CIK 1782754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-39322
_____________________________________________________________________________________________
The AZEK Company Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________

Delaware	90-1017663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 W Fulton Street, Suite 350, Chicago, Illinois	60607
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (877) 275-2935
_________________________________________________________________________
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
The AZEK Company Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except for share and per share amounts)
(Unaudited)

in thousands	March 31, 2024	September 30, 2023
		(As Restated)
ASSETS:
Current assets:
Cash and cash equivalents	$227,399	$278,314
Trade receivables, net of allowances	134,378	57,660
Inventories	213,706	195,600
Prepaid expenses	12,986	13,595
Other current assets	23,562	16,123
Total current assets	612,031	561,292
Property, plant and equipment - net	456,699	501,023
Goodwill	967,816	994,271
Intangible assets - net	173,732	199,497
Other assets	85,234	87,793
Total assets	$2,295,512	$2,343,876
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$52,727	$56,015
Accrued rebates	46,391	60,974
Current portion of long-term debt obligations	6,000	6,000
Accrued expenses and other liabilities	74,857	66,727
Total current liabilities	179,975	189,716
Deferred income taxes	49,408	59,509
Long-term debt—less current portion	577,957	580,265
Other non-current liabilities	101,241	104,073
Total liabilities	908,581	933,563
Commitments and contingencies (See Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at March 31, 2024 and September 30, 2023, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 157,010,677 shares issued at March 31, 2024 and 155,967,736 shares issued at September 30, 2023, respectively	157	156
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 0 and 100 shares issued and outstanding at March 31, 2024 and at September 30, 2023, respectively	—	—
Additional paid‑in capital	1,688,604	1,662,322
Retained earnings (accumulated deficit)	10,529	(64,377)
Accumulated other comprehensive income (loss)	691	1,878
Treasury stock, at cost, 11,520,848 and 8,268,423 shares at March 31, 2024 and September 30, 2023, respectively	(313,050)	(189,666)
Total stockholders' equity	1,386,931	1,410,313
Total liabilities and stockholders' equity	$2,295,512	$2,343,876
See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands of U.S. dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net sales	$418,408	$377,692	$658,852	$593,951
Cost of sales	261,335	266,818	411,129	440,890
Gross profit	157,073	110,874	247,723	153,061
Selling, general and administrative expenses	83,198	74,211	160,444	147,721
Loss (gain) on disposal of property, plant and equipment	(87)	249	2,098	183
Operating income	73,962	36,414	85,181	5,157
Other income and expenses:
Interest expense, net	8,680	10,774	16,590	20,073
Loss (gain) on sale of business	215	—	(38,300)	—
Total other (income) and expenses	8,895	10,774	(21,710)	20,073
Income (loss) before income taxes	65,067	25,640	106,891	(14,916)
Income tax expense (benefit)	15,309	7,415	31,985	(3,406)
Net income (loss)	$49,758	$18,225	$74,906	$(11,510)
Other comprehensive income (loss):
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	$1,908	$(1,466)	$(1,187)	$(3,262)
Total other comprehensive income (loss)	1,908	(1,466)	(1,187)	(3,262)
Comprehensive income (loss)	$51,666	$16,759	$73,719	$(14,772)

Net income (loss) per common share:
Basic	$0.34	$0.12	$0.51	$(0.08)
Diluted	0.34	0.12	0.51	(0.08)

Weighted-average common shares outstanding:
Basic	145,710,663	150,713,075	146,516,971	150,812,859
Diluted	147,738,277	151,268,535	148,231,866	150,812,859
See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands of U.S. dollars, except for share amounts)
(Unaudited)

	Common Stock				Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – December 31, 2023 (As Restated)	156,341,203	$156	—	$—	10,560,030	$(270,466)	$1,650,160	$(39,229)	$(1,217)	$1,339,404
Net income	—	—	—	—	—	—	—	49,758	—	49,758
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,908	1,908
Stock-based compensation	—	—	—	—	—	—	6,264	—	—	6,264
Exercise of vested stock options	632,215	1	—	—	—	—	15,390	—	—	15,391
Issuance of common stock under employee stock plan, net of shares withheld for taxes	37,259	—	—	—	—	—	(379)	—	—	(379)
Treasury stock purchases	—	—	—	—	960,818	(42,584)	17,169	—	—	(25,415)
Balance – March 31, 2024	157,010,677	157	—	—	11,520,848	(313,050)	1,688,604	10,529	691	1,386,931

Balance – September 30, 2023 (As Restated)	155,967,736	$156	100	$—	8,268,423	$(189,666)	$1,662,322	$(64,377)	$1,878	$1,410,313
Net income	—	—	—	—	—	—	—	74,906	—	74,906
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,187)	(1,187)
Stock-based compensation	—	—	—	—	—	—	14,686	—	—	14,686
Exercise of vested stock options	769,100	1	—	—	—	—	18,628	—	—	18,629
Issuance of common stock under employee stock plan, net of shares withheld for taxes	273,741	—	—	—	—	—	(4,201)	—	—	(4,201)
Conversion of Class B common stock into Class A common stock	100	—	(100)	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	3,252,425	(123,384)	(2,831)	—	—	(126,215)
Balance – March 31, 2024	157,010,677	157	—	—	11,520,848	(313,050)	1,688,604	10,529	691	1,386,931

	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – December 31, 2022 (As Restated)	155,196,865	$155	100	$—	4,469,330	$(80,576)	$1,633,827	$(156,473)	$(1,796)	$1,395,137
Net income	—	—	—	—	—	—	—	18,225	—	18,225
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,466)	(1,466)
Stock-based compensation	—	—	—	—	—	—	5,593	—	—	5,593
Exercise of vested stock options	82,646	—	—	—	—	—	1,901	—	—	1,901
Cancellation of restricted stock awards	(3,665)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	27,587	—	—	—	—	—	—	—	—	—
Balance – March 31, 2023 (As Restated)	155,303,433	155	100	—	4,469,330	(80,576)	1,641,321	(138,248)	(3,262)	1,419,390

Balance – September 30, 2022 (As Restated)	155,157,220	$155	100	$—	4,116,570	$(73,088)	$1,630,378	$(126,738)	$—	$1,430,707
Net income (loss)	—	—	—	—	—	—	—	(11,510)	—	(11,510)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(3,262)	(3,262)
Stock-based compensation	—	—	—	—	—	—	9,502	—	—	9,502
Exercise of vested stock options	82,646	—	—	—	—	—	1,901	—	—	1,901
Cancellation of restricted stock awards	(18,328)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	81,895	—	—	—	—	—	(460)	—	—	(460)
Treasury stock purchases	—	—	—	—	352,760	(7,488)	—	—	—	(7,488)
Balance – March 31, 2023 (As Restated)	155,303,433	155	100	—	4,469,330	(80,576)	1,641,321	(138,248)	(3,262)	1,419,390
See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended March 31,
	2024	2023
		(As Restated)
Operating activities:
Net income (loss)	$74,906	$(11,510)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	44,105	42,018
Amortization of intangibles	20,036	23,457
Non-cash interest expense	824	824
Non-cash lease expense	(84)	(122)
Deferred income tax (benefit) provision	(9,717)	465
Non-cash compensation expense	14,686	12,678
Fair value adjustment for contingent consideration	—	400
Loss on disposition of property, plant and equipment	2,098	1,824
Gain on sale of business	(38,300)	—
Changes in certain assets and liabilities:
Trade receivables	(80,829)	(62,586)
Inventories	(39,771)	51,571
Prepaid expenses and other currents assets	(9,334)	(19,054)
Accounts payable	(1,866)	15,702
Accrued expenses and interest	(6,283)	8,530
Other assets and liabilities	(1,565)	(55)
Net cash provided by (used in) operating activities	(31,094)	64,142
Investing activities:
Purchases of property, plant and equipment	(36,879)	(47,284)
Proceeds from disposition of fixed assets	263	99
Divestiture, net of cash disposed	131,783	—
Acquisitions, net of cash acquired	—	(161)
Net cash provided by (used in) investing activities	95,167	(47,346)
Financing activities:
Payments on Term Loan Agreement	(3,000)	(3,000)
Proceeds under revolving credit facility	—	25,000
Payments under revolving credit facility	—	(25,000)
Principal payments of finance lease obligations	(1,421)	(1,307)
Payments of INTEX contingent consideration	—	(1,000)
Exercise of vested stock options	18,628	1,901
Cash paid for shares withheld for taxes	(4,201)	(460)
Purchases of treasury stock	(124,994)	(7,488)
Net cash used in financing activities	(114,988)	(11,354)
Net increase (decrease) in cash and cash equivalents	(50,915)	5,442
Cash and cash equivalents – Beginning of period	278,314	120,817
Cash and cash equivalents – End of period	$227,399	$126,259
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$23,455	$23,611
Cash paid for income taxes, net	47,020	14,959
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$4,704	$12,984
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	2,654	2,439
See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands of U.S. dollars, unless otherwise specified)
(Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a.Organization
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
b.Summary of Significant Accounting Policies
Basis of Presentation
The Company operates on a fiscal year ending September 30. The accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended March 31, 2024 and the cash flows for the six months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other period. The Company’s financial condition and results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from geopolitical conflicts, global health pandemics and other factors beyond the Company’s control. Management cannot predict the degree to, or the period over, which the Company may be affected by such factors.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K for the year ended September 30, 2023 (the “2023 Form 10-K/A”) filed with the Securities and Exchange Commission (the "SEC") on June 14, 2024. The Condensed Consolidated Balance Sheet as of September 30, 2023 was derived from the audited financial statements at that date. There have been no material changes in the Company’s significant accounting policies from those that were disclosed in on the 2023 Form 10-K/A, except as noted below.
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
Accounting Policies
Refer to the 2023 Form 10-K/A for a discussion of the Company’s accounting policies, as updated below and for recently adopted accounting standards.

Research and Development Costs
Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Condensed Consolidated Statements of Comprehensive Income (Loss). Total research and development expenses were $3.7 million and $2.1 million, respectively, for the three months ended March 31, 2024 and 2023, and $6.8 million and $4.1 million, respectively, for the six months ended March 31, 2024 and 2023.
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
1A. RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS
Restatement of Previously Filed Financial Statements
In connection with the preparation of its unaudited Condensed Consolidated Financial Statements for the fiscal quarter ended March 31, 2024, the Company identified certain unexplained reconciling differences in inventory balances for certain of the Company’s locations. Upon identification of such issues, the Company initiated an independent investigation under the direction of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), which is now complete. As a result of the independent investigation procedures, the Company determined that a former employee with responsibility for cost and inventory accounting with respect to certain of the Company’s locations misstated inventory in the Company’s general ledger by creating inaccurate and unsupported manual journal entries that ultimately increased the value of inventory on the Company’s condensed consolidated balance sheet as of September 30, 2023 and decreased cost of sales on the Company’s condensed consolidated income statement for the three and six months ended March 31, 2023. As a result, income before income taxes was overstated on a net basis for the three and six months ended March 31, 2023.
The Company has restated its consolidated financial statements as of September 30, 2023 and 2022 and for the fiscal years ended September 30, 2023, 2022 and 2021, as well as the related unaudited condensed consolidated interim financial information for each of the quarters within fiscal years ended September 30, 2023 and 2022, and for the fiscal quarter ended December 31, 2023 (the "Affected Periods") in the 2023 Form 10-K/A for the fiscal year ended September 30, 2023 and Amendment No.1 to the Company's Form 10-Q for the quarter ended December 31, 2023, each as filed with the Securities and Exchange Commission on June 14, 2024.
The amounts in the "As Reported" columns are amounts derived from the Company's previously filed financial statements in its Quarterly Report on Form 10-Q for the interim period ended March 31, 2023, originally filed with the Securities and Exchange Commission on May 5, 2023 (the “Original March 31, 2023 Form 10-Q”). The amounts in the "Investigation Adjustments" columns present the impact of the adjustments from the independent investigation related to the overstatement of Inventory and the understatement of Cost of Sales. The amounts in the "Other Adjustments" columns present the impact of other adjustments primarily related to the reclassification between Accrued interest and Accrued expenses and other liabilities in the condensed consolidated balance sheet, certain reclassifications in the condensed income statements, depreciation misstatement and cash flow misclassifications in previously issued financial statements and were not material, individually or in aggregate, to any of the prior periods financial statements. The amounts in the "As Restated" columns are the updated amounts including the impacts from both Investigation Adjustments and Other Adjustments. The only impact of restatement to the Consolidated Statements of Stockholders Equity was $2.0 million and $(1.9) million to Net income (loss) for the three and six months ended March 31, 2023, respectively, and $(13.7) million, $(17.6) million, $(19.3) million and $(19.9) million to opening Accumulated deficit at September 31, 2022, December 31, 2022, September 30, 2023 and December 31, 2023, respectively.

The following table presents the effect of the restatement on the Company's previously reported Condensed Consolidated Balance Sheet as of September 30, 2023. The values as previously reported were derived from the Company’s Original March 31, 2023 Form 10-Q (in thousands, except for share and per share amounts).

	As of September 30, 2023
Consolidated Balance Sheet	As Reported	Investigation Adjustments	Other Adjustments	As Restated
ASSETS:
Current assets:
Cash and cash equivalents	$278,314	$—	$—	$278,314
Trade receivables, net of allowances	57,660	—	—	57,660
Inventories	221,101	(25,501)	—	195,600
Prepaid expenses	13,595	—	—	13,595
Other current assets	12,300	3,823	—	16,123
Total current assets	582,970	(21,678)	—	561,292
Property, plant and equipment - net	501,023	—	—	501,023
Goodwill	994,271	—	—	994,271
Intangible assets - net	199,497	—	—	199,497
Other assets	87,793	—	—	87,793
Total assets	$2,365,554	$(21,678)	$—	$2,343,876
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$56,015	$—	$—	$56,015
Accrued rebates	60,974	—	—	60,974
Accrued interest	260	—	(260)	—
Current portion of long-term debt obligations	6,000	—	—	6,000
Accrued expenses and other liabilities	71,994	(5,527)	260	66,727
Total current liabilities	195,243	(5,527)	—	189,716
Deferred income taxes	56,330	3,179	—	59,509
Long-term debt—less current portion	580,265	—	—	580,265
Other non-current liabilities	104,073	—	—	104,073
Total liabilities	935,911	(2,348)	—	933,563
Commitments and contingencies (See Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at September 30, 2023	—	—	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 155,967,736 shares issued at September 30, 2023	156	—	—	156
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 100 shares issued and outstanding at September 30, 2023	—	—	—	—
Additional paid‑in capital	1,662,322	—	—	1,662,322
Accumulated deficit	(45,047)	(19,330)	—	(64,377)
Accumulated other comprehensive income (loss)	1,878	—	—	1,878
Treasury stock, at cost, 8,268,423 shares at September 30, 2023	(189,666)	—	—	(189,666)
Total stockholders' equity	1,429,643	(19,330)	—	1,410,313
Total liabilities and stockholders' equity	$2,365,554	$(21,678)	$—	$2,343,876

The following table presents the effect of the restatement on the Company's previously reported Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2023. The values as previously reported were derived from the Company’s Original March 31, 2023 Form 10-Q (in thousands, except for share and per share amounts).

	Three Months Ended March 31, 2023				Six Months Ended March 31, 2023
Consolidated Statements of Comprehensive Income	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
Net sales	$377,692	$—	$—	$377,692	$593,951	$—	$—	$593,951
Cost of sales	269,519	(3,501)	800	266,818	438,199	2,691	—	440,890
Gross profit	108,173	3,501	(800)	110,874	155,752	(2,691)	—	153,061
Selling, general and administrative expenses	74,460	—	(249)	74,211	147,904	—	(183)	147,721
Loss (gain) on disposal of property, plant and equipment	—	—	249	249	—	—	183	183
Operating income	33,713	3,501	(800)	36,414	7,848	(2,691)	—	5,157
Other expenses:
Interest expense, net	10,774	—	—	10,774	20,073	—	—	20,073
Total other expenses	10,774	—	—	10,774	20,073	—	—	20,073
Income (loss) before income taxes	22,939	3,501	(800)	25,640	(12,225)	(2,691)	—	(14,916)
Income tax expense (benefit)	6,666	971	(222)	7,415	(2,662)	(744)	—	(3,406)
Net income (loss)	$16,273	$2,530	$(578)	$18,225	$(9,563)	$(1,947)	$—	$(11,510)
Other comprehensive income (loss):
Unrealized loss due to change in fair value of derivatives, net of tax	$(1,466)	$—	$—	$(1,466)	$(3,262)	$—	$—	$(3,262)
Total other comprehensive income (loss)	(1,466)	—	—	(1,466)	(3,262)	—	—	(3,262)
Comprehensive income (loss)	$14,807	$2,530	$(578)	$16,759	$(12,825)	$(1,947)	$—	$(14,772)

Net income (loss) per common share:
Basic	$0.11	$0.02	$(0.01)	$0.12	$(0.06)	$(0.02)	$—	$(0.08)
Diluted	0.11	0.02	(0.01)	0.12	(0.06)	(0.02)	—	(0.08)

Weighted-average common shares outstanding:
Basic	150,713,075	—	—	150,713,075	150,812,859	—	—	150,812,859
Diluted	151,268,535	—	—	151,268,535	150,812,859	—	—	150,812,859

The following table presents the effect of the restatement on the Company's previously reported Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2023. The values as previously reported were derived from the Company’s Original March 31, 2023 Form 10-Q (in thousands).

	Six Months Ended March 31, 2023
Consolidated Statement of Cash Flow	As Reported	Investigation Adjustments	Other Adjustments	As Restated
Operating activities:
Net income (loss)	$(9,563)	$(1,947)	$—	$(11,510)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	42,018	—	—	42,018
Amortization of intangibles	23,457	—	—	23,457
Non-cash interest expense	824	—	—	824
Non-cash lease expense	(122)	—	—	(122)
Deferred income tax provision	465	—	—	465
Non-cash compensation expense	12,678	—	—	12,678
Fair value adjustment for contingent consideration	400	—	—	400
Loss on disposition of property, plant and equipment	183	—	1,641	1,824
Changes in certain assets and liabilities:
Trade receivables	(62,586)	—	—	(62,586)
Inventories	48,880	2,691	—	51,571
Prepaid expenses and other currents assets	(18,310)	(744)	—	(19,054)
Accounts payable	15,702	—	—	15,702
Accrued expenses and interest	7,530	—	1,000	8,530
Other assets and liabilities	1,586	—	(1,641)	(55)
Net cash provided by operating activities	63,142	—	1,000	64,142
Investing activities:
Purchases of property, plant and equipment	(47,284)	—	—	(47,284)
Proceeds from disposition of fixed assets	99	—	—	99
Acquisitions, net of cash acquired	(161)	—	—	(161)
Net cash used in investing activities	(47,346)	—	—	(47,346)
Financing activities:
Payments on Term Loan Agreement	(3,000)	—	—	(3,000)
Proceeds under revolving credit facility	25,000	—	—	25,000
Payments under revolving credit facility	(25,000)	—	—	(25,000)
Principal payments of finance lease obligations	(1,307)	—	—	(1,307)
Payments of INTEX contingent consideration	—	—	(1,000)	(1,000)
Exercise of vested stock options	1,901	—	—	1,901
Cash paid for shares withheld for taxes	(460)	—	—	(460)
Purchases of treasury stock	(7,488)	—	—	(7,488)
Net cash used in financing activities	(10,354)	—	(1,000)	(11,354)
Net increase in cash and cash equivalents	5,442	—	—	5,442
Cash and cash equivalents – Beginning of period	120,817	—	—	120,817
Cash and cash equivalents – End of period	126,259	—	—	126,259
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$23,611	$—	$—	$23,611
Cash paid for income taxes, net	14,959	—	—	14,959
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$12,984	$—	$—	$12,984
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	2,439	—	—	2,439

2. REVENUE
The Company recognizes revenues when control of the promised goods is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods, at a point in time, when shipping occurs.
The Company also engages in customer rebates, which are recorded in “Net sales” in the Condensed Consolidated Statements of Comprehensive Income (Loss) and in “Accrued rebates” and “Trade receivables” in the Condensed Consolidated Balance Sheets. The Company recorded accrued rebates of $46.4 million and $65.1 million as of March 31, 2024 and 2023, respectively, and contra trade receivables of $8.6 million and $7.7 million as of March 31, 2024 and 2023, respectively. The rebate activity was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Beginning balance	$72,393	$61,066	$66,958	$56,542
Rebate expense	35,930	29,703	58,168	45,419
Rebate payments	(53,328)	(18,028)	(70,131)	(29,220)
Ending balance	$54,995	$72,741	$54,995	$72,741
The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance.
3. DIVESTITURE
On November 1, 2023, the Company completed the sale of its Vycom business within the Commercial segment for net proceeds of approximately $131.8 million. The divestiture allows the Company to focus on the highest value portions of its business and provides additional cash to finance its capital allocation priorities. The gain on sale of $38.3 million was recognized in "Gain on sale of business" within the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended March 31, 2024. The Company did not report the sale in discontinued operations as it was not a strategic shift that would have a major effect on the Company's operations and financial results.
See Note 12 for more information on the Commercial segment.
4. INVENTORIES
Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out (“FIFO”) basis. Inventories consisted of the following (in thousands):

in thousands	March 31, 2024	September 30, 2023
		(As Restated)
Raw materials	$49,348	$60,349
Work in process	30,558	33,240
Finished goods	133,800	102,011
Total inventories	$213,706	$195,600

5. PROPERTY, PLANT AND EQUIPMENT—NET
Property, plant and equipment – net consisted of the following (in thousands):

	March 31, 2024	September 30, 2023
		(As Restated)
Land	$3,209	$4,829
Buildings and improvements	108,157	129,191
Manufacturing equipment	620,135	631,594
Computer equipment	33,164	32,392
Furniture and fixtures	7,310	7,290
Vehicles	1,353	1,087
Total property, plant and equipment	773,328	806,383
Construction in progress	69,776	87,348
	843,104	893,731
Accumulated depreciation	(386,405)	(392,708)
Total property, plant and equipment – net	$456,699	$501,023
Depreciation expense was approximately $21.0 million and $19.5 million in the three months ended March 31, 2024 and 2023, respectively, and $41.5 million and $39.5 million in the six months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, $0.8 million and $1.6 million of interest was capitalized, respectively, and during the six months ended March 31, 2024 and 2023, $1.9 million and $2.9 million of interest was capitalized, respectively.
6. GOODWILL AND INTANGIBLE ASSETS—NET
Goodwill
Goodwill consisted of the following (in thousands):

	Residential	Commercial	Total
Goodwill before impairment as of September 30, 2023	$953,882	$72,589	$1,026,471
Accumulated impairment losses as of September 30, 2023	—	(32,200)	(32,200)
Goodwill, net as of September 30, 2023	$953,882	$40,389	$994,271
Divestiture
Goodwill disposal before impairment	$—	$(58,655)	$(58,655)
Accumulated impairment losses	—	32,200	32,200
Goodwill, net disposal	$—	$(26,455)	$(26,455)
Goodwill before impairment as of March 31, 2024	$953,882	$13,934	$967,816
Accumulated impairment losses as of March 31, 2024	—	—	—
Goodwill, net as of March 31, 2024	$953,882	$13,934	$967,816

Intangible assets, net
The Company did not have any indefinite lived intangible assets other than goodwill as of March 31, 2024 and September 30, 2023. Finite-lived intangible assets consisted of the following (in thousands):

		March 31, 2024
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Proprietary knowledge	10 — 15	$300,400	$(261,064)	$39,336
Trademarks	5 — 20	217,640	(161,282)	56,358
Customer relationships	12 — 19	156,452	(80,625)	75,827
Patents	9 — 10	8,500	(6,332)	2,168
Other intangibles	3 — 15	4,075	(4,032)	43
Total intangible assets		$687,067	$(513,335)	$173,732

		September 30, 2023
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$300,400	$(253,608)	$46,792
Trademarks	5 — 20	230,240	(164,759)	65,481
Customer relationships	12 — 19	176,852	(92,268)	84,584
Patents	9 — 10	8,500	(5,913)	2,587
Other intangible assets	3 — 15	4,076	(4,023)	53
Total intangible assets		$720,068	$(520,571)	$199,497
Amortization expense was $9.9 million and $11.6 million in the three months ended March 31, 2024 and 2023, respectively and $20.0 million and $23.5 million in the six months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the remaining weighted-average amortization period for acquired intangible assets was 10.9 years.
7. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS
Allowance for Doubtful Accounts
Allowance for doubtful accounts consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Beginning balance	$1,308	$1,674	$1,773	$1,397
Provision	(60)	234	(493)	511
Bad debt write-offs	—	(101)	—	(101)
Divestiture	—	—	(32)	—
Ending balance	$1,248	$1,807	$1,248	$1,807

Accrued Expenses and Other Liabilities
Accrued expenses consisted of the following (in thousands):

	March 31, 2024	September 30, 2023
		(As Restated)
Employee related liabilities	$33,747	$34,313
Marketing	7,620	3,868
Customer deposits	5,174	4,152
Lease liability - operating	4,441	4,180
Taxes	4,110	1,433
Warranty	3,699	3,556
Lease liability - finance	2,883	2,777
Freight	2,818	1,242
Utilities	2,401	2,141
Professional fees	2,091	2,073
Construction in progress	1,476	2,863
Commissions	1,151	991
Other	3,246	3,138
Total accrued expenses and other current liabilities	$74,857	$66,727
8. DEBT
Debt consisted of the following (in thousands):

	March 31, 2024	September 30, 2023
Term Loan due April 28, 2029 — SOFR + 2.50% + 0.1% (7.93% at March 31, 2024 and 7.92% at September 30, 2023)	$591,000	$594,000
Revolving Credit Facility through March 31, 2026 - SOFR + 0.1%	—	—
Total	591,000	594,000
Less unamortized deferred financing costs	(3,639)	(3,996)
Less unamortized original issue discount	(3,404)	(3,739)
Less current portion	(6,000)	(6,000)
Long-term debt—less current portion and unamortized deferred financing costs	$577,957	$580,265
Term Loan Agreement
The Term Loan Agreement is a first lien term loan and will mature on April 28, 2029, subject to acceleration or prepayment. The Term Loan Agreement will amortize in equal quarterly installments of 0.25% of the aggregate principal amount of the loans outstanding as of the amendment date of April 28, 2022, subject to reduction for certain prepayments. The loans thereunder bear an interest rate equal to (i) in the case of alternative base rate, or ABR, borrowings, the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Prime Rate as in effect on such day and (c) the one-month Term Secured Overnight Financing Rate ("SOFR") plus 1.00% per annum, provided that in no event will the alternative base rate be less than 1.50% per annum, plus an applicable margin of 1.50% and (ii) in the case of SOFR borrowings, the Term SOFR rate for the applicable interest period, in each case, plus an applicable margin of 2.50%. As of March 31, 2024 and September 30, 2023, The AZEK Group LLC had $591.0 million and $594.0 million outstanding under the Term Loan Agreement.
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
The Term Loan Agreement contains affirmative covenants, negative covenants and events of default, which are broadly consistent with those in the Revolving Credit Facility (with certain differences consistent with the differences between a revolving loan and term loan) and that are customary for facilities of this type. The Term Loan Agreement does not have any financial maintenance covenants. The Term Loan Agreement also includes customary events of default, including the occurrence of a change of control. On May 22, 2024, as a result of the Company's delayed filing of its Form 10-Q for the quarter ended March 31, 2024, The AZEK Group LLC was not in compliance with the financial reporting requirements in the Term Loan Agreement, which non-compliance was subject to a 30-day grace period. Because the Company is filing this Form 10-Q on June 14, 2024, which is within the grace period, The AZEK Group LLC has regained compliance and no event of default occurred.
As of March 31, 2024 and September 30, 2023, unamortized deferred financing fees related to the Term Loan Agreement were $3.6 million and $4.0 million, respectively.
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
The AZEK Group LLC had no outstanding borrowings under the Revolving Credit Facility as of March 31, 2024 and September 30, 2023, respectively. In addition, The AZEK Group LLC had $2.2 million and $2.8 million of outstanding letters of credit held against the Revolving Credit Facility as of March 31, 2024 and September 30, 2023, respectively. The AZEK Group LLC had approximately $147.8 million available under the borrowing base for future borrowings as of March 31, 2024. The AZEK Group LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.
On January 26, 2023, The AZEK Group LLC amended the Revolving Credit Facility, replacing all LIBOR-based provisions with provisions reflecting SOFR, including, without limitation, the use of a new Adjusted Term SOFR benchmark rate equal to Term SOFR (as defined in the Revolving Credit Agreement) plus 0.10%.
As of March 31, 2024, outstanding revolving loans under the Revolving Credit Facility bore interest at a rate which equaled, at the Company's option, either (i) for ABR borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the Adjusted Term SOFR as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 25 to 75 basis points, based on average historical availability, or (ii) for SOFR borrowings, the Adjusted Term SOFR plus a spread of 125 to 175 basis points, based on average historical availability. The maturity date for the Revolving Credit Facility is the earlier of March 31, 2026 and the date that is 91 days prior to the maturity of the Term Loan Agreement or any permitted refinancing thereof.
Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility at March 31, 2024 and September 30, 2023 were $0.5 million and $0.7 million, respectively.
A “commitment fee” accrues on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points. The commitment fees were $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, and $0.3 million and $0.3 million for the six months ended March 31, 2024 and 2023, respectively.
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
The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, The AZEK Group LLC would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to The AZEK Group LLC’s ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of March 31, 2024, The AZEK Group LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control. On May 22, 2024, as a result of the Company's delayed filing of its Form 10-Q for the quarter ended March 31, 2024, The AZEK Group LLC was not in compliance with the financial reporting requirements in the Revolving Credit Facility, which non-compliance was subject to a 30-day grace period. Because the Company is filing this Form 10-Q on June 14, 2024, which is within the grace period, The AZEK Group LLC has regained compliance and no event of default occurred.
Interest expense consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Interest expense:
Term Loan Agreement	$11,202	$10,584	$22,561	$19,504
Revolving Credit Facility	148	267	299	418
Other	1,184	1,107	2,312	2,212
Amortization - Deferred financing costs
Term Loan Agreement	179	179	358	358
Revolving Credit Facility	66	66	131	131
Amortization - Original issue discount
Term Loan Agreement	167	167	335	335
Capitalized interest	(776)	(1,596)	(1,857)	(2,885)
Interest expense	12,170	10,774	24,139	20,073
Interest income	(3,490)	—	(7,549)	—
Interest expense, net	$8,680	$10,774	$16,590	$20,073
See Note 11 for the fair value of the Company’s debt as of March 31, 2024 and September 30, 2023.

9. PRODUCT WARRANTIES
The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved. The warranty reserve activity consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Beginning balance	$15,842	$15,555	$17,012	$16,145
Adjustments to reserve	539	360	151	235
Warranty claims payment	(756)	(573)	(1,538)	(1,038)
Ending balance	15,625	15,342	15,625	15,342
Current portion of accrued warranty	(3,699)	(3,606)	(3,699)	(3,606)
Accrued warranty – less current portion	$11,926	$11,736	$11,926	$11,736
10. LEASES
The Company leases vehicles, machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As of March 31, 2024 and September 30, 2023, amounts associated with leases are included in Other assets, Accrued expenses and other liabilities and Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.
For leases with initial terms greater than 12 months, the Company considers these right-of-use assets, or ROU assets, and records the related asset and obligation at the present value of lease payments over the term. For leases with initial terms equal to or less than 12 months, the Company does not consider them as ROU assets and instead considers them short-term lease costs that are recognized on a straight-line basis over the lease term. The Company’s leases may include escalation clauses, renewal options and/or termination options that are factored into the determination of lease term and lease payments when it is reasonably certain the option will be exercised. Renewal options range from 1 year to 20 years.
Lease assets and lease liabilities as of March 31, 2024 and September 30, 2023 were as follows (in thousands):

Leases	Classification on Balance Sheet	March 31, 2024	September 30, 2023
Assets
ROU operating lease assets	Other assets	$15,018	$15,423
ROU finance lease assets	Other assets	69,526	71,529
Total lease assets		$84,544	$86,952
Liabilities
Current
Operating	Accrued expenses and other liabilities	$4,441	$4,180
Finance	Accrued expenses and other liabilities	2,883	2,777
Non-current
Operating	Other non-current liabilities	12,947	13,699
Finance	Other non-current liabilities	74,770	75,718
Total lease liabilities		$95,041	$96,374

The components of lease expense for the three and six months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$1,396	$1,503	$2,874	$3,004
Finance lease amortization of assets	1,282	1,272	2,583	2,521
Finance lease interest on lease liabilities	1,100	1,103	2,206	2,195
Short term	180	99	267	201
Sublease income	(5)	(72)	(33)	(143)
Total lease expense	$3,953	$3,905	$7,897	$7,778
The tables below present supplemental information related to leases as of March 31, 2024 and September 30, 2023:

Weighted-average remaining lease term (years)	March 31, 2024	September 30, 2023
Operating leases	6.4	6.8
Finance leases	25.2	25.4
Weighted-average discount rate
Operating leases	4.8%	4.4%
Finance leases	5.8%	5.8%
The following table summarizes the maturities of lease liabilities at March 31, 2024:

(in thousands)	Operating Leases	Finance Leases	Total
2024	$2,658	$3,586	$6,244
2025	4,781	7,158	11,939
2026	2,860	7,009	9,869
2027	2,117	6,549	8,666
2028	1,853	5,328	7,181
Thereafter	6,075	117,060	123,135
Total lease payments	20,344	146,690	167,034
Less: interest	(2,956)	(69,037)	(71,993)
Present value of lease liability	$17,388	$77,653	$95,041
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
At the inceptions of the swap agreements and as of March 31, 2024, both swaps were designated and qualified as cash flow hedges in accordance with ASC 815. The gain (loss) is recorded in Accumulated other comprehensive income (loss) and then reclassified into Interest expense in the same period in which the hedged transaction affects earnings. As of March 31, 2024, the Company expects to reclass approximately $1.4 million ($1.1 million after-tax) as a reduction to interest expense in the next 12 months.

The following table provides the fair values of the interest rate derivative instruments as well as their classifications on the Balance Sheet as of March 31, 2024 and September 30, 2023 (in thousands):

			Fair Value as of
	Fair Value Hierarchy	Balance Sheet Location	March 31, 2024	September 30, 2023
Assets
Interest rate swaps	Level 2	Other current assets	$1,438	$2,558
Liabilities
Interest rate swaps	Level 2	Other non-current liabilities	$516	$65
The Company estimates the fair value of interest rate swaps using a valuation model based on observable market data, such as yield curves. Both swaps are classified as Level 2 measurement in the fair value hierarchy.
The following tables summarize the effects of the interest rate derivative instruments on Accumulated other comprehensive income (loss) for the three and six months ended March 31, 2024 and 2023 (in thousands):

	Before-tax Amount	Income Tax Expense	Net of Tax Amount
Balance - December 31, 2023	$(1,622)	$(405)	$(1,217)
Amount of gain recognized in other comprehensive income (loss)	3,229	817	2,412
Amount of gain reclassified from accumulated other comprehensive income (loss) into net income (loss)	(686)	(182)	(504)
Balance - March 31, 2024	$921	$230	$691

Balance - September 30, 2023	$2,493	$615	$1,878
Amount of gain recognized in other comprehensive income (loss)	(208)	(24)	(184)
Amount of gain reclassified from accumulated other comprehensive income (loss) into net income (loss)	(1,364)	(361)	(1,003)
Balance - March 31, 2024	$921	$230	$691

	Before-tax Amount	Income Tax Expense	Net of Tax Amount
Balance - December 31, 2022	$(2,443)	$(647)	$(1,796)
Amount of loss recognized in other comprehensive income (loss)	(2,009)	(578)	(1,431)
Amount of gain reclassified from accumulated other comprehensive income (loss) into net income (loss)	(47)	(12)	(35)
Balance - March 31, 2023	$(4,499)	$(1,237)	$(3,262)

Balance - September 30, 2022	$—	$—	$—
Amount of loss recognized in other comprehensive income (loss)	(4,553)	(1,251)	(3,302)
Amount of loss reclassified from accumulated other comprehensive income (loss) into net income (loss)	54	14	40
Balance - March 31, 2023	$(4,499)	$(1,237)	$(3,262)
Other Financial Instruments
The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	March 31, 2024		September 30, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan due April 28, 2029	$591,000	$593,955	$594,000	$595,485

Financial Instruments Remeasure At Fair Value On A Recurring Basis
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
The Company has two reportable segments, Residential and Commercial. The reportable segments were determined primarily based on products and end markets as follows:
•Residential—The Residential segment manufactures and distributes decking, rail, pergolas, outdoor structures, exterior trim, siding and accessories through a national network of dealers and distributors and multiple home improvement retailers providing extensive geographic coverage and enabling the Company to effectively serve contractors. Regional recyclers provides full-service recycled PVC material processing, sourcing, logistical support, and scrap management programs that are utilized in our finished goods manufacturing processes. This segment is impacted by trends in and the strength of home repair and remodel activity.
•Commercial—The Commercial segment manufactures, fabricates and distributes lockers and bathroom partitions. This segment is impacted by trends in and the strength of the repair and remodel sector. This segment also previously included the Company’s Vycom business, which manufactured resin-based extruded sheeting products for a variety of commercial and industrial applications. The Company sold the Vycom business on November 1, 2023. See Note 3 for additional information on the divestiture.

The segment data below includes data for Residential and Commercial for the three and six months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net sales to customers
Residential	$402,541	$342,116	$625,541	$521,600
Commercial	15,867	35,576	33,311	72,351
Total	$418,408	$377,692	$658,852	$593,951
Adjusted EBITDA
Residential(1)	$110,386	$68,483	$162,365	$72,237
Commercial	2,897	7,829	5,802	12,983
Total Adjusted EBITDA for reporting segments	$113,283	$76,312	$168,167	$85,220
Adjustments to Income before income tax provision
Depreciation and amortization	(32,204)	(32,436)	(64,141)	(65,476)
Stock-based compensation costs	(6,299)	(5,626)	(14,767)	(9,583)
Acquisition and divestiture costs (2)	(156)	(1,581)	(648)	(4,535)
Gain (loss) on sale of business(3)	(215)	—	38,300	—
Other costs(4)	(662)	(255)	(3,430)	(469)
Interest expense, net	(8,680)	(10,774)	(16,590)	(20,073)
Income (loss) before income tax provision	$65,067	$25,640	$106,891	$(14,916)
(1)Effective as of December 31, 2023, Residential segment Adjusted EBITDA includes all corporate expenses, such as selling, general and administrative costs related to our corporate offices, including payroll and other professional fees. The prior periods have been recast to reflect the change.
(2)Acquisition and divestiture costs reflect costs related to acquisitions of $0.1 million in the three and six months ended March 31, 2024, and $1.4 million and $3.9 million in the three and six months ended March 31, 2023, respectively, and costs related to divestiture of $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, and $0.5 million and $0.7 million for the six months ended March 31, 2024 and 2023, respectively.
(3)Gain (loss) on sale of business relates to the sale of the Vycom business.
(4)Other costs include costs related to the removal of dispensable equipment resulting from a modification of the Company's manufacturing process of $2.4 million in the six months ended March 31, 2024, costs related to a reduction in workforce of $0.3 million in the six months ended March 31, 2024 and $0.2 million in the three and six months ended March 31, 2023, costs for legal expenses of $0.3 million in the three months ended March 31, 2024, and $0.3 million and $0.2 million in the six months ended March 31, 2024 and 2023, respectively, and other costs of $0.4 million for the three and six months ended March 31, 2024 and $0.1 million for the three and six months ended March 31, 2023.
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
On December 4, 2023, the Company entered into a $100 million accelerated share repurchase agreement, or the “ASR” with Goldman Sachs & Co. LLC, or “Goldman Sachs”. Goldman Sachs delivered 2,291,607 initial shares to the Company on December 6, 2023, based on the closing price of the Company’s Class A common stock of $34.91 on December 4, 2023. The total value of the initial shares represents 80% of the ASR. Goldman Sachs terminated the ASR on February 5, 2024 and delivered 434,100 additional shares of Class A common stock to the Company on February 7, 2024 upon final settlement for no additional consideration. The average purchase price per share for shares purchased by the Company pursuant to the ASR was $36.69.

During the three and six months ended March 31, 2024, the Company repurchased 526,718 shares of its Class A common stock on the open market at an average price of $47.93 per share, totaling an approximately $25.2 million reacquisition cost. During the six months ended March 31, 2023, the Company repurchased 352,760 shares of its Class A common stock on the open market at an average price of $21.23 per share, totaling an approximately $7.5 million reacquisition cost.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), that includes, among other provisions, a one percent excise tax on net repurchases of stock after December 31, 2022. The Company recognized $0.4 million and $1.2 million excise tax as reacquisition cost of share repurchases for the three and six months ended March 31, 2024, respectively.
As of March 31, 2024, the Company had approximately $75.7 million available for repurchases under the Share Repurchase Program.
14. STOCK-BASED COMPENSATION
The Company grants stock-based awards to attract, retain and motivate key employees and directors.
The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 2,222,586 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.
On December 11, 2023, the Compensation Committee of the Board of Directors authorized certain changes to a former employee’s stock-based awards which were effective in connection with his retirement. These changes allow certain awards to continue to vest in due course following retirement and extend the exercisability of certain outstanding and exercisable stock options to the end of the contractual term of the options. This resulted in a Type III Modification (improbable to probable) as defined in accounting guidance, accounted for as a cancellation of the original award and an issuance of a new grant, as well as, a Type I Modification (probable to probable), accounted for as an exchange of the original award for a new grant under the revised terms. The modifications resulted in $1.9 million of stock-based compensation expense in the six months ended March 31, 2024.
Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was $6.3 million and $5.6 million, respectively, and for the six months ended March 31, 2024 and 2023 was $14.8 million and $9.6 million, respectively, recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income (Loss). Total income tax benefit for the three months ended March 31, 2024 and 2023 was $1.3 million and $1.1 million, respectively, and for the six months ended March 31, 2024 and 2023 was $3.0 million and $1.8 million, respectively. As of March 31, 2024, the Company had not yet recognized compensation cost on unvested stock-based awards of $31.5 million, with a weighted average remaining recognition period of 1.9 years.
The Company uses the Black Scholes pricing model to estimate the fair value of its service-based awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within 10 years of the grant date.
The following table sets forth the significant assumptions used for the calculation of stock-based compensation expense for the six months ended March 31, 2024 and 2023:

	December 15, 2023 Grant Date	December 12, 2022 Grant Date
Risk-free interest rate	3.93%	3.77%
Expected volatility	40.00%	40.00%
Expected term (in years)	6.00	6.00
Expected dividend yield	0.00%	0.00%

Stock Options
The following table summarizes the performance-based stock option activity for the six months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2023	1,114,261	$23.00
Granted	—	—
Exercised	(242,107)	23.00
Cancelled/Forfeited	—	—
Outstanding at March 31, 2024	872,154	23.00	6.1	23,740
Vested and exercisable at March 31, 2024	872,154	$23.00	6.1	23,740
The following table summarizes the service-based stock option activity for the six months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2023	3,361,707	$25.43
Granted	138,731	38.15
Exercised	(526,993)	24.78
Cancelled/Forfeited	(20,044)	42.36
Outstanding at March 31, 2024	2,953,401	26.03	6.8	71,449
Vested and exercisable at March 31, 2024	2,138,523	$25.39	6.5	53,104
Restricted Stock Awards
A summary of the service-based restricted stock awards activity during the six months ended March 31, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2023	82,481	$23.00
Granted	—	—
Vested	(55,724)	23.00
Forfeited	—	—
Outstanding and unvested at March 31, 2024	26,757	$23.00
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

A summary of the performance-based restricted stock unit awards activity for the six months ended March 31, 2024 presented at target was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2023	508,622	$26.72
Granted	215,462	38.15
Vested	(123,821)	34.82
Forfeited	(5,167)	25.89
Outstanding and unvested at March 31, 2024	595,096	$28.94
Restricted Stock Units
A summary of the service-based restricted stock unit awards activity for the six months ended March 31, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2023	786,096	$25.42
Granted	244,129	39.20
Vested	(271,574)	27.67
Forfeited	(9,639)	27.53
Outstanding and unvested at March 31, 2024	749,012	$29.06
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Numerator:
Net income (loss)	$49,758	$18,225	$74,906	$(11,510)
Net income (loss) attributable to common stockholders - basic and diluted	$49,758	$18,225	$74,906	$(11,510)
Denominator:
Weighted-average shares of common stock
Basic	145,710,663	150,713,075	146,516,971	150,812,859
Diluted	147,738,277	151,268,535	148,231,866	150,812,859
Net income (loss) per share attributable to common stockholders:
Net income (loss) per common share - basic	$0.34	$0.12	$0.51	$(0.08)
Net income (loss) per common share - diluted	$0.34	$0.12	$0.51	$(0.08)
The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Stock Options	425,571	2,399,970	499,300	5,067,687
Restricted Stock Units	6,958	278,084	4,075	296,866
16. INCOME TAXES
The Company calculates the interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting, specifically ASC-740-270-25-2. For interim periods, the Company estimates the annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rates for the three months ended March 31, 2024 and 2023 were 23.5% and 28.9%, respectively, and for the six months ended March 31, 2024 and 2023 were 29.9% and 22.8%, respectively. The decrease in the effective income tax rate for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily driven by increased earnings and tax benefit related to stock-based compensation. The increase in the effective income tax rate for the six months ended March 31, 2024, as compared to the six months ended March 31, 2023, was primarily driven by the tax effects related to the sale of the Vycom business partially offset by increased earnings and tax benefit related to stock-based compensation.
17. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
During the year ended September 30, 2019, the Company was made aware of a worker’s compensation case that became reasonably possible to give rise to a liability. The parties agreed to settle the case in May 2024, subject to execution of definitive documentation, for $2.65 million in total, with the Company’s insurance to directly cover the $1.9 million attributable to the Company and all remaining liabilities expected to be borne by a co-defendant, resulting in no costs expected to be borne by the Company.
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

18. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
The AZEK Company Inc. (parent company only)
Balance Sheets
(In thousands of U.S. dollars, except for share and per share amounts)

	March 31, 2024	September 30, 2023
		(As Restated)
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,386,931	$1,410,313
Total non-current assets	1,386,931	1,410,313
Total assets	$1,386,931	$1,410,313
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at March 31, 2024 and September 30, 2023, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 157,010,677 shares issued at March 31, 2024 and 155,967,736 shares issued at September 30, 2023, respectively	157	156
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 0 and 100 shares issued and outstanding at March 31, 2024 and at September 30, 2023, respectively	—	—
Additional paid‑in capital	1,688,604	1,662,322
Retained earnings (accumulated deficit)	10,529	(64,377)
Accumulated other comprehensive income (loss)	691	1,878
Treasury stock, at cost, 11,520,848 and 8,268,423 shares at March 31, 2024 and September 30, 2023, respectively	(313,050)	(189,666)
Total stockholders’ equity	1,386,931	1,410,313
Total liabilities and stockholders’ equity	$1,386,931	$1,410,313

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net income (loss) of subsidiaries	$49,758	$18,225	$74,906	$(11,510)
Net income (loss) of subsidiaries	$49,758	$18,225	$74,906	$(11,510)
Comprehensive income (loss)	$51,666	$16,759	$73,719	$(14,772)
The AZEK Company Inc. did not have any cash as of March 31, 2024 or September 30, 2023. Accordingly a Condensed Statement of Cash Flows has not been presented.
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

Restatement of Previously Filed Financial Statements
The Company is presenting herein restated condensed financial information of The AZEK Company Inc. (parent company only) as of September 30, 2023 and for the three and six months ended March 31, 2023.
See Note 1A “Restatement of Previously Filed Financial Statements,” for additional information on the restatement.
Dividends from Subsidiaries
There were $25.0 million and $125.0 million in cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during the three and six months ended March 31, 2024, respectively, and $7.5 million in cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during the six months ended March 31, 2023. Cash dividends of $125.0 million were used to fund the $100.0 million ASR during the six months ended March 31, 2024, and $25.0 million share repurchases on the open market during the three and six months ended March 31, 2024. Cash dividends of $7.5 million were used to fund share repurchases on the open market during the six months ended March 31, 2023.
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
19. SUBSEQUENT EVENT
On May 16, 2024, the Company received a notice (the “NYSE Notice”) from the New York Stock Exchange (the “NYSE”) that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file this Form 10-Q with the SEC prior to May 15, 2024, the end of the extension period provided by Rule 12b-25 under the Securities Exchange Act of 1934. The NYSE Notice informed the Company that, under NYSE rules, the Company has six months from May 15, 2024, to regain compliance with the NYSE listing standards by filing this Form 10-Q with the SEC.
On June 14, 2024, the Company has regained compliance with the NYSE listing standards by filing the 2023 Form 10-K/A, Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 and this Form 10-Q for the fiscal quarter ended March 31, 2024 with SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual consolidated financial statements and related notes and our discussion and analysis of financial condition and results of operations, which were included in Amendment No. 1 in our 2023 Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission, or the SEC, on June 14, 2024, or our 2023 Form 10-K/A, as well as Item 1. Financial Statements in this Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations, cash flows, expansion plans, capital investments, capacity targets and other strategic initiatives, are forward-looking statements. In some cases, forward looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” or the negative of these terms and similar expressions intended to identify forward-looking statements. In particular, statements about potential new products and product innovation, statements regarding the potential impact of climate change and extreme weather events, global health pandemics or geopolitical conflicts, such as the conflict between Russia and Ukraine and the conflict in the Middle East, statements about the markets in which we operate and the economy more generally, including inflation and interest rates, growth of our various markets and growth in the use of engineered products as well as our ability to share in such growth, statements about our ability to source our raw materials in line with our expectations, future pricing for our products or our raw materials and our ability to successfully manage market and interest rate risks and control or reduce costs, statements with respect to our ability to meet future goals and targets, including our environmental, social and governance targets, statements about our material weaknesses and our plans to remediate such material weaknesses, statements about potential share repurchases, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in the Quarterly Report on Form 10-Q are forward-looking statements. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our 2023 Form 10-K/A. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
Restatement of Previously Filed Financial Statements
As described in Note 1A to our unaudited Condensed Consolidated Financial Statements, we have restated our unaudited Condensed Consolidated Financial Statements as of March 31, 2023 and for the three and six months ended March 31, 2023 contained in this Quarterly Report on Form 10-Q. As a result, the previously reported financial information as of and for the three and six months ended March 31, 2023 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the relevant restatements. See Note 1A, Restatement of Previously Filed Financial Statements to our unaudited Condensed Consolidated Financial Statements for additional information related to the restatement, including descriptions of the adjustments and the impacts on our unaudited Condensed Consolidated Financial Statements.
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
Economic Environment; Global Events
Our business and financial performance may be affected by the macroeconomic and geopolitical environment, including increased inflation, elevated interest rates and geopolitical conflicts. For example, elevated interest rates and inflation levels may negatively impact the ability of consumers to purchase our products and may increase our raw material costs. Our business, financial condition and results of operations could be adversely affected if we are not able to pass any associated costs on to our customers or otherwise mitigate the impact of these pressures on us or our consumers. In addition, our business may be impacted by the direct and indirect effects of geopolitical conflicts, including possible disruptions to global supply chains generally and our supply chain in particular and an increased threat of cyberattacks against U.S. companies, which could pose risks to the security of our information technology systems, as well as the confidentiality, availability and integrity of our or our customers’ data.
We are unable to fully predict the impact that the above events and conditions will have on the global economy, our industry or our business, financial condition, results of operations or cash flows. See also Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q and Part 1, Item 1A “Risk Factors” of our 2023 Form 10-K/A.
Recent Divestiture
On November 1, 2023, we completed the sale of our Vycom business within the Commercial segment for net proceeds of approximately $131.8 million. The divestiture allows us to focus on the highest value portions of our business and provides additional cash to finance our capital allocation priorities. As a result of the divestiture, we recognized a pre-tax gain on sale of $38.3 million during the six months ended March 31, 2024.

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table summarizes certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		$ Variance	% Variance
(U.S. dollars in thousands)	2024	2023
		(As Restated)
Net sales	$418,408	$377,692	$40,716	10.8%
Cost of sales	261,335	266,818	(5,483)	(2.1)%
Gross profit	157,073	110,874	46,199	41.7%
Selling, general and administrative expenses	83,198	74,211	8,987	12.1%
Loss (gain) on disposal of property, plant and equipment	(87)	249	(336)	(134.9)%
Operating income	73,962	36,414	37,548	103.1%
Interest expense, net	8,680	10,774	(2,094)	(19.4)%
Loss on sale of business	215	—	215	N/M
Income tax expense	15,309	7,415	7,894	106.5%
Net income	$49,758	$18,225	$31,533	173.0%
“N/M” indicates the variance as a percentage is not meaningful.
Net Sales
Net sales for the three months ended March 31, 2024 increased by $40.7 million, or 10.8%, to $418.4 million from $377.7 million for the three months ended March 31, 2023. The increase was primarily due to an increase in volume in our Residential segment attributable to key growth initiatives driving demand for our products, partially offset by the sale of our Vycom business in our Commercial segment. Net sales for the three months ended March 31, 2024 increased for our Residential segment by 17.7% and decreased for our Commercial segment by 55.4%, respectively, as compared to the prior year period.
Cost of Sales
Cost of sales for the three months ended March 31, 2024 decreased by $5.5 million, or 2.1%, to $261.3 million from $266.8 million for the three months ended March 31, 2023, primarily due to lower raw material costs driven by certain commodity deflation and higher utilization of manufacturing capacity.
Gross Profit
Gross profit for the three months ended March 31, 2024 increased by $46.2 million, or 41.7%, to $157.1 million from $110.9 million for the three months ended March 31, 2023. The increase in gross profit was primarily driven by higher net sales, lower raw material costs and higher plant utilization. Gross profit as a percent of net sales increased to 37.5% for the three months ended March 31, 2024 compared to 29.4% for the three months ended March 31, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $9.0 million, or 12.1%, to $83.2 million, or 19.9% of net sales, for the three months ended March 31, 2024 from $74.2 million, or 19.6% of net sales, for the three months ended March 31, 2023. The increase was primarily due to higher marketing, personnel and selling costs.
Loss (Gain) on Disposal of Property, Plant and Equipment
Loss (Gain) on disposal of property, plant and equipment decreased by $0.3 million to a gain of $0.1 million in the three months ended March 31, 2024 compared to a loss of $0.2 million in the three months ended March 31, 2023, primarily due to the proceeds received from the disposition of property, plant and equipment in the normal course of business.
Interest Expense, net
Interest expense, net decreased by $2.1 million, or 19.4%, to $8.7 million for the three months ended March 31, 2024 from $10.8 million for the three months ended March 31, 2023. Interest expense, net decreased due to interest income, partially offset by lower capitalized interest and a higher interest rate on outstanding debt during the three months ended March 31, 2024, when compared to the three months ended March 31, 2023.

Loss On Sale Of Business
Loss on sale of business was $0.2 million during the three months ended March 31, 2024, which related to normal post-closing adjustments of the divestiture of our Vycom business within the Commercial segment.
Income Tax Expense
Income tax expense increased by $7.9 million to $15.3 million for the three months ended March 31, 2024 compared to $7.4 million for the three months ended March 31, 2023. The increase in our income tax expense was primarily driven by our higher pre-tax income.
Net Income
Net income increased by $31.5 million to $49.8 million for the three months ended March 31, 2024 compared to $18.2 million for the three months ended March 31, 2023, due to the factors described above.
Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023
The following tables summarizes certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the six months ended March 31, 2024 and 2023.

	Six Months Ended March 31,		$ Variance	% Variance
(U.S. dollars in thousands)	2024	2023
		(As Restated)
Net sales	$658,852	$593,951	$64,901	10.9%
Cost of sales	411,129	440,890	(29,761)	(6.8)%
Gross profit	247,723	153,061	94,662	61.8%
Selling, general and administrative expenses	160,444	147,721	12,723	8.6%
Loss on disposal of property, plant and equipment	2,098	183	1,915	1046.4%
Operating income	85,181	5,157	80,024	1551.8%
Interest expense, net	16,590	20,073	(3,483)	(17.4)%
Gain on sale of business	(38,300)	—	(38,300)	N/M
Income tax expense (benefit)	31,985	(3,406)	35,391	1039.1%
Net income (loss)	$74,906	$(11,510)	$86,416	750.8%
“N/M” indicates the variance as a percentage is not meaningful.
Net Sales
Net sales for the six months ended March 31, 2024 increased by $64.9 million, or 10.9%, to $658.9 million from $594.0 million for the six months ended March 31, 2023. The increase was primarily due to an increase in volume in our Residential segment attributable to key growth initiatives driving demand for AZEK products, partially offset by the sale of our Vycom business in our Commercial segment. Net sales for the six months ended March 31, 2024 increased for our Residential segment by 19.9% and decreased for our Commercial segment by 54.0%, respectively, as compared to the prior year period.
Cost of Sales
Cost of sales for the six months ended March 31, 2024 decreased by $29.8 million, or 6.8%, to $411.1 million from $440.9 million for the six months ended March 31, 2023, primarily due to lower raw material costs driven by certain commodity deflation and higher utilization of manufacturing capacity.
Gross Profit
Gross profit for the six months ended March 31, 2024 increased by $94.7 million, or 61.8%, to $247.7 million from $153.1 million for the six months ended March 31, 2023. The increase in gross profit was primarily driven by higher net sales, lower raw material costs and higher plant utilization. Gross profit as a percent of net sales increased to 37.6% for the six months ended March 31, 2024 compared to 25.8% for the six months ended March 31, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $12.7 million, or 8.6%, to $160.4 million, or 24.4% of net sales, for the six months ended March 31, 2024 from $147.7 million, or 24.9% of net sales, for the six months ended March 31, 2023. The increase was primarily due to the higher marketing, stock-based compensation and selling costs.

Loss on Disposal of Property, Plant and Equipment
Loss on disposal of property, plant and equipment increased by $1.9 million to $2.1 million for the six months ended March 31, 2024 compared to $0.2 million for the six months ended March 31, 2023, primarily related to the removal of dispensable equipment resulting from a modification of our manufacturing process.
Interest Expense, net
Interest expense, net decreased by $3.5 million, or 17.4%, to $16.6 million for the six months ended March 31, 2024 from $20.1 million for the six months ended March 31, 2023. Interest expense, net decreased due to interest income, partially offset by a higher interest rate on outstanding debt and lower capitalized interest during the six months ended March 31, 2024, when compared to the six months ended March 31, 2023.
Gain On Sale Of Business
Gain on sale of business was $38.3 million for the six months ended March 31, 2024, which related to the divestiture of our Vycom business within the Commercial segment.
Income Tax Expense (Benefit)
Income tax expense increased by $35.4 million to $32.0 million for the six months ended March 31, 2024 compared to income tax benefit of $3.4 million for the six months ended March 31, 2023. The increase in our income tax expense was primarily driven by our higher pre-tax income as well as the gain from the sale of our Vycom business.
Net Income (Loss)
Net income increased by $86.4 million to $74.9 million for the six months ended March 31, 2024 compared to net loss of $11.5 million for the six months ended March 31, 2023, due to the factors described above.
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
Residential
The following table summarizes certain financial information relating to the Residential segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and six months ended March 31, 2024 and 2023.

	Three Months Ended March 31,				Six Months Ended March 31,
(U.S. dollars in thousands)	2024	2023	$ Variance	% Variance	2024	2023	$ Variance	% Variance
		(As Restated)				(As Restated)
Net sales	$402,541	$342,116	$60,425	17.7%	$625,541	$521,600	$103,941	19.9%
Segment Adjusted EBITDA(1)	110,386	68,483	41,903	61.2%	162,365	72,237	90,128	124.8%
Segment Adjusted EBITDA Margin	27.4%	20.0%	N/A	N/A	26.0%	13.8%	N/A	N/A
(1)Effective as of December 31, 2023, Residential segment Adjusted EBITDA includes all corporate expenses, such as selling, general and administrative costs related to our corporate offices, including payroll and other professional fees. The prior periods have been recast to reflect the change.

Net Sales
Net sales for the three months ended March 31, 2024 increased by $60.4 million, or 17.7%, to $402.5 million from $342.1 million for the three months ended March 31, 2023. The increase was attributable to higher net sales related to our Deck, Rail & Accessories business.
Net sales for the six months ended March 31, 2024 increased by $103.9 million, or 19.9%, to $625.5 million from $521.6 million for the six months ended March 31, 2023. The increase was attributable to higher net sales related to our Deck, Rail & Accessories business.
Segment Adjusted EBITDA
Segment Adjusted EBITDA for the three months ended March 31, 2024 increased by $41.9 million, or 61.2%, to $110.4 million from $68.5 million for the three months ended March 31, 2023. The increase was mainly driven by higher net sales, lower raw material costs and higher plant utilization, partially offset by higher marketing and selling expenses.
Segment Adjusted EBITDA for the six months ended March 31, 2024 increased by $90.1 million, or 124.8%, to $162.4 million from $72.2 million for the six months ended March 31, 2023. The increase was mainly driven by higher net sales, lower raw material costs and higher plant utilization, partially offset by higher marketing and selling expenses.
Commercial
The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and six months ended March 31, 2024 and 2023.

	Three Months Ended March 31,				Six Months Ended March 31,
(U.S. dollars in thousands)	2024	2023		% Variance	2024	2023		% Variance
Net sales	$15,867	$35,576	$(19,709)	(55.4)%	$33,311	$72,351	$(39,040)	(54.0)%
Segment Adjusted EBITDA	2,897	7,829	(4,932)	(63.0)%	5,802	12,983	(7,181)	(55.3)%
Segment Adjusted EBITDA Margin	18.3%	22.0%	N/A	N/A	17.4%	17.9%	N/A	N/A
Net Sales
Net sales for the three months ended March 31, 2024 decreased by $19.7 million, or 55.4%, to $15.9 million from $35.6 million for the three months ended March 31, 2023, primarily due to the sale of our Vycom business.
Net sales for the six months ended March 31, 2024 decreased by $39.0 million, or 54.0%, to $33.3 million from $72.4 million for the six months ended March 31, 2023, primarily due to the sale of our Vycom business.
Segment Adjusted EBITDA
Segment Adjusted EBITDA of the Commercial segment was $2.9 million for the three months ended March 31, 2024, compared to $7.8 million for the three months ended March 31, 2023. The decrease was primarily driven by lower net sales due to the sale of our Vycom business, partially offset by lower material costs.
Segment Adjusted EBITDA of the Commercial segment was $5.8 million for the six months ended March 31, 2024, compared to $13.0 million for the six months ended March 31, 2023. The decrease was primarily driven by lower net sales due to the sale of our Vycom business, partially offset by lower material costs.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands, except per share amounts)	2024	2023	2024	2023
		(As Restated)		(As Restated)
GAAP Financial Measures:
Gross Profit	$157,073	$110,874	$247,723	$153,061
Gross Profit Margin	37.5%	29.4%	37.6%	25.8%
Net Income (Loss)	$49,758	$18,225	$74,906	$(11,510)
Net Income (Loss) Per Common Share - Diluted	$0.34	$0.12	$0.51	$(0.08)
Net Profit Margin	11.9%	4.8%	11.4%	(1.9)%
Net Cash Provided By (Used In) Operating Activities	$(14,806)	$57,733	$(31,094)	$64,142
Net Cash Provided By (Used In) Investing Activities	$(20,363)	$(17,083)	$95,167	$(47,346)
Net Cash Used In Financing Activities	$(12,191)	$(1,256)	$(114,988)	$(11,354)

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands, except per share amounts)	2024	2023	2024	2023
		(As Restated)		(As Restated)
Non-GAAP Financial Measures:
Adjusted Gross Profit	$160,865	$115,606	$255,384	$162,399
Adjusted Gross Profit Margin	38.4%	30.6%	38.8%	27.3%
Adjusted Net Income	$58,320	$28,944	$73,352	$11,193
Adjusted Diluted EPS	$0.39	$0.19	$0.49	$0.07
Adjusted EBITDA	$113,283	$76,312	$168,167	$85,220
Adjusted EBITDA Margin	27.1%	20.2%	25.5%	14.3%
Free Cash Flow	$(34,004)	$40,777	$(67,973)	$16,858
Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow
Beginning at December 31, 2023, we define Adjusted Gross Profit as gross profit before amortization, business transformation costs, acquisition costs and certain other costs as described below. Prior to December 31, 2023, depreciation was also excluded from Adjusted Gross Profit. We believe that including depreciation expense in our Adjusted Gross Profit definition will result in easier comparability to our peers. Adjusted Gross Profit Margin is equal to Adjusted Gross Profit divided by net sales. Presentations of Adjusted Gross Profit and Adjusted Gross Profit Margin for prior periods have been recast to conform to the current period presentation for comparability. We define Adjusted Net Income as net income (loss) before amortization, stock-based compensation costs, business transformation costs, acquisition costs, initial public offering and secondary offering costs, capital structure transaction costs and certain other costs as described below. We define Adjusted Diluted EPS as Adjusted Net Income divided by weighted average common shares outstanding—diluted, to reflect the conversion or exercise, as applicable, of all outstanding shares of restricted stock awards, restricted stock units and options to purchase shares of our common stock. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax (benefit) expense and depreciation and amortization and by adding to or subtracting therefrom items of expense and income as described below. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by net sales. We believe Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that can vary from company to company depending on, among other things, its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. For example, we add back amortization and certain stock-based compensation costs when calculating Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income and Adjusted Diluted EPS because we do not consider them indicative of our core operating performance. We believe their exclusion, and the exclusion of certain other expenses as described herein, facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe that showing gross profit and net income, as adjusted to remove the impact of these expenses, is helpful to investors in assessing our gross profit and net income performance in a way that is similar to the way management assesses our performance. Additionally, EBITDA and EBITDA margin are common measures of operating performance in our industry, and we believe they facilitate operating comparisons. Our management also uses Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.

Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•These measures do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;
•These measures do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect our income tax expense or the cash requirements to pay our taxes;
•Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin exclude the expense of amortization of our assets, and Adjusted EBITDA and Adjusted EBITDA Margin also exclude the expense of depreciation of our assets, and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future;
•Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin exclude the expense associated with our equity compensation plan, although equity compensation has been, and will continue to be, an important part of our compensation strategy;
•Adjusted Gross Profit, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin exclude certain business transformation costs, acquisition costs and other costs, each of which can affect our current and future cash requirements; and
•Other companies in our industry may calculate Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as comparative measures.
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
In addition, we provide Free Cash Flow, which is a non-GAAP financial measure that we define as net cash provided by (used in) operating activities less purchases of property, plant and equipment. We believe Free Cash Flow is useful to investors as an important liquidity measure of the cash that is available to us after capital expenditures. Free Cash Flow is used by our management as a measure of our ability to generate and use cash, including in order to invest in future growth, fund acquisitions, return capital to our stockholders and repay indebtedness. Our use of Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results under GAAP. Some of these limitations are:
•Free Cash Flow is not a substitute for net cash provided by (used in) operating activities, including because our capital expenditures as a manufacturing company can be significant and can vary from period to period;
•Free Cash Flow does not reflect our future contractual commitments or mandatory debt repayments and accordingly does not represent residual cash flow available for discretionary expenditures or the total increase or decrease in our cash balance for a given period; and
•Other companies in our industry may calculate Free Cash Flow differently than we do, limiting its usefulness as a comparative measure.
The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands)	2024	2023	2024	2023
		(As Restated)		(As Restated)
Gross Profit	$157,073	$110,874	$247,723	$153,061
Amortization(1)	3,792	4,616	7,661	9,222
Other costs(2)	—	116	—	116
Adjusted Gross Profit	$160,865	$115,606	$255,384	$162,399

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Gross Margin	37.5%	29.4%	37.6%	25.8%
Amortization	0.9%	1.2%	1.2%	1.5%
Other costs	0.0%	0.0%	0.0%	0.0%
Adjusted Gross Profit Margin	38.4%	30.6%	38.8%	27.3%
_______________________________________________________
(1)Effective as of December 31, 2023, we revised the definition of Adjusted Gross Profit to no longer exclude depreciation expense. The prior periods have been recast to reflect the change.
(2)Other costs include costs related to a reduction in workforce of $0.1 million in the three and six months ended March 31, 2023.
Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands, except per share amounts)	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net Income (Loss)	$49,758	$18,225	$74,906	$(11,510)
Amortization	9,872	11,620	20,036	23,457
Stock-based compensation costs(1)	787	1,101	3,712	2,360
Acquisition and divestiture costs(2)	156	1,581	648	4,535
Loss (gain) on sale of business(3)	215	—	(38,300)	—
Other costs(4)	662	255	3,430	469
Tax impact of adjustments(5)	(3,130)	(3,838)	8,920	(8,118)
Adjusted Net Income	$58,320	$28,944	$73,352	$11,193

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net Income (Loss)	$0.34	$0.12	$0.51	$(0.08)
Amortization	0.06	0.08	0.13	0.15
Stock-based compensation costs	0.01	0.01	0.03	0.02
Acquisition and divestiture costs	—	0.01	—	0.03
Loss (gain) on sale of business	—	—	(0.26)	—
Other costs	—	—	0.02	—
Tax impact of adjustments	(0.02)	(0.03)	0.06	(0.05)
Adjusted Diluted EPS(6)	$0.39	$0.19	$0.49	$0.07
_______________________________________________________

(1)Stock-based compensation costs reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.
(2)Acquisition and divestiture costs reflect costs related to acquisitions of $0.1 million in the three and six months ended March 31, 2024, and $1.4 million and $3.9 million in the three and six months ended March 31, 2023, respectively, and costs related to divestiture of $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, and $0.5 million and $0.7 million for the six months ended March 31, 2024 and 2023, respectively.
(3)Loss (gain) on sale of business relates to the sale of the Vycom business.
(4)Other costs include costs related to the removal of dispensable equipment resulting from a modification of our manufacturing process of $2.4 million in the six months ended March 31, 2024, costs related to a reduction in workforce of $0.3 million in the six months ended March 31, 2024 and $0.2 million in the three and six months ended March 31, 2023, costs for legal expenses of $0.3 million in the three months ended March 31, 2024, and $0.3 million and $0.2 million in the six months ended March 31, 2024 and 2023, respectively, and other costs of $0.4 million for the three and six months ended March 31, 2024 and $0.1 million for the three and six months ended March 31, 2023.
(5)Tax impact of adjustments, except for loss (gain) on sale of business, are based on applying a combined U.S. federal and state statutory tax rate of 26.5% for the three and six months ended March 31, 2024 and 2023, respectively. Tax impact of adjustment for loss (gain) on sale of business is based on applying a combined U.S. federal and state statutory tax rate of 42.1% for the three and six months ended March 31, 2024, respectively.
(6)Weighted average common shares outstanding used in computing diluted net income per common share of 147,738,277 and 151,268,535 for the three months ended March 31, 2024 and 2023, respectively, and 148,231,866 and 151,185,650 for the six months ended March 31, 2024 and 2023, respectively.
Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands)	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net Income (Loss)	$49,758	$18,225	$74,906	$(11,510)
Interest expense, net	8,680	10,774	16,590	20,073
Depreciation and amortization	32,204	32,436	64,141	65,476
Income tax expense (benefit)	15,309	7,415	31,985	(3,406)
Stock-based compensation costs	6,299	5,626	14,767	9,583
Acquisition and divestiture costs(1)	156	1,581	648	4,535
Loss (gain) on sale of business(2)	215	—	(38,300)	—
Other costs(3)	662	255	3,430	469
Total adjustments	63,525	58,087	93,261	96,730
Adjusted EBITDA	$113,283	$76,312	$168,167	$85,220

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net Profit Margin	11.9%	4.8%	11.4%	(1.9)%
Interest expense, net	2.1%	2.9%	2.5%	3.4%
Depreciation and amortization	7.6%	8.5%	9.7%	10.9%
Income tax expense (benefit)	3.7%	2.0%	4.9%	(0.6)%
Stock-based compensation costs	1.5%	1.5%	2.2%	1.6%
Acquisition and divestiture costs	—%	0.4%	0.1%	0.8%
Loss (gain) on sale of business	0.1%	—%	(5.8)%	—%
Other costs	0.2%	0.1%	0.5%	0.1%
Total adjustments	15.2%	15.4%	14.1%	16.2%
Adjusted EBITDA Margin	27.1%	20.2%	25.5%	14.3%
_______________________________________________________

(1)Acquisition and divestiture costs reflect costs related to acquisitions of $0.1 million in the three and six months ended March 31, 2024, and $1.4 million and $3.9 million in the three and six months ended March 31, 2023, respectively, and costs related to divestiture of $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, and $0.5 million and $0.7 million for the six months ended March 31, 2024 and 2023, respectively.
(2)Loss (gain) on sale of business relates to the sale of the Vycom business.
(3)Other costs include costs related to the removal of dispensable equipment resulting from a modification of our manufacturing process of $2.4 million in the six months ended March 31, 2024, costs related to a reduction in workforce of $0.3 million in the six months ended March 31, 2024 and $0.2 million in the three and six months ended March 31, 2023, costs for legal expenses of $0.3 million in the three months ended March 31, 2024, and $0.3 million and $0.2 million in the six months ended March 31, 2024 and 2023, respectively, and other costs of $0.4 million for the three and six months ended March 31, 2024 and $0.1 million for the three and six months ended March 31, 2023.
Free Cash Flow Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands)	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net cash provided by (used in) operating activities	$(14,806)	$57,733	$(31,094)	$64,142
Less: Purchases of property, plant and equipment	(19,198)	(16,956)	(36,879)	(47,284)
Free Cash Flow	$(34,004)	$40,777	$(67,973)	$16,858
Net cash provided by (used in) investing activities	$(20,363)	$(17,083)	$95,167	$(47,346)
Net cash used in financing activities	$(12,191)	$(1,256)	$(114,988)	$(11,354)
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs are to fund operations, working capital, capital expenditures, debt service, share repurchases and any acquisitions we may undertake. As of March 31, 2024, we had cash and cash equivalents of $227.4 million and total indebtedness of $591.0 million. The AZEK Group LLC (f/k/a CPG International LLC), our direct, wholly owned subsidiary, had approximately $147.8 million available under the borrowing base for future borrowings as of March 31, 2024. The AZEK Group LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.
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
On September 30, 2013, our subsidiary, The AZEK Group LLC (as successor-in-interest to CPG Merger Sub LLC, a limited liability company formed to effect the acquisition of The AZEK Group LLC), and the lenders party thereto entered into the Revolving Credit Facility. On March 9, 2017, the Revolving Credit Facility was amended and restated to provide for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a specified percentage of eligible accounts receivable and inventory, less reserves that may be established by the Revolver Administrative Agent in the exercise of its reasonable credit judgment. As of March 31, 2024 and September 30, 2023, The AZEK Group LLC had no outstanding borrowings under the Revolving Credit Facility and had $2.2 million and $2.8 million of outstanding letters of credit held against the Revolving Credit Facility, respectively. As of March 31, 2024 and September 30, 2023, The AZEK Group LLC had approximately $147.8 million and $147.2 million, respectively available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $227.4 million and $278.3 million, respectively. As our borrowing capacity under the Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, the amount available under the borrowing base may not reflect actual borrowing capacity under the Revolving Credit Facility.
Cash Uses
Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, share repurchases, and, if market conditions warrant, making selected acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.
The table below details the total operating, investing and financing activity cash flows for the six months ended March 31, 2024 and 2023.
Cash Flows

	Six Months Ended March 31,		$ Variance	% Variance
(U.S. dollars in thousands)	2024	2023
		(As Restated)
Net cash provided by (used in) operating activities	$(31,094)	$64,142	$(95,236)	(148.5)%
Net cash provided by (used in) investing activities	95,167	(47,346)	142,513	301.0%
Net cash used in financing activities	(114,988)	(11,354)	(103,634)	(912.8)%
Net increase (decrease) in cash and cash equivalents	$(50,915)	$5,442	$(56,357)	(1035.6)%
Operating Activities
Net cash provided by (used in) operating activities was $(31.1) million and $64.1 million for the six months ended March 31, 2024 and 2023, respectively. The $95.2 million decrease in cash provided by (used in) operating activities is primarily related to the increase in inventory, higher trade receivables and the timing of our annual rebate payments, partially offset by increased profitability due to higher net sales and lower raw material costs.
Investing Activities
Net cash provided by (used in) investing activities was $95.2 million and $(47.3) million for the six months ended March 31, 2024 and 2023, respectively. Net cash provided by investing activities for the six months ended March 31, 2024 primarily consisted of $(36.9) million for purchases of property, plant and equipment in the normal course of business and $131.8 million net proceeds from the sale of the Vycom business, while net cash used in investing activities for the six months ended March 31, 2023, consisted of $(47.3) million for purchases of property, plant and equipment in the normal course of business.
Financing Activities
Net cash used in financing activities was $115.0 million and $11.4 million for the six months ended March 31, 2024 and 2023, respectively. Net cash used in financing activities for the six months ended March 31, 2024 primarily consisted of $125.0 million of treasury stock repurchases and $3.0 million of debt principal payments offset by $18.6 million of exercise of vested stock options, while net cash used in financing activities for the six months ended March 31, 2023, consisted of $7.5 million of treasury stock repurchases and $3.0 million of debt principal payments.

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
On December 4, 2023, we entered into a $100 million accelerated share repurchase agreement, or the “ASR” with Goldman Sachs & Co. LLC, or “Goldman Sachs”. Goldman Sachs delivered 2,291,607 initial shares to us on December 6, 2023, based on the closing price of our Class A common stock of $34.91 on December 4, 2023. The total value of the initial shares represents 80% of the ASR. Goldman Sachs terminated the ASR on February 5, 2024 and delivered 434,100 additional shares of Class A common stock to us on February 7, 2024 upon final settlement for no additional consideration. The average purchase price per share for shares purchased by us pursuant to the ASR was $36.69.
During the three and six months ended March 31, 2024, we repurchased 526,718 shares of our Class A common stock on the open market at an average price of $47.93 per share, totaling an approximately $25.2 million reacquisition cost. During the six months ended March 31, 2023, we repurchased 352,760 shares of our Class A common stock on the open market at an average price of $21.23 per share, totaling an approximately $7.5 million reacquisition cost.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), that includes, among other provisions, a one percent excise tax on net repurchases of stock after December 31, 2022. We recognized $0.4 million and $1.2 million excise tax as reacquisition cost of share repurchases for the three and six months ended March 31, 2024, respectively.
As of March 31, 2024, we had approximately $75.7 million available for repurchases under the Share Repurchase Program.
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
The Revolving Credit Facility provides for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. As of March 31, 2024, outstanding revolving loans under the Revolving Credit Facility bore interest at a rate which equaled, at our option, either (i) for alternative base rate, or ABR, borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the Adjusted Term SOFR, as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 25 to 75 basis points based on average historical availability, or (ii) for SOFR borrowings, the Adjusted Term SOFR plus a spread of 125 to 175 basis points, based on average historical availability. The maturity of the Revolving Credit Facility is the earlier of March 31, 2026 and the date that is 91 days prior to the maturity of the Term Loan Agreement or any permitted refinancing thereof.
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
The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of March 31, 2024 and September 30, 2023, The AZEK Group LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control. On May 22, 2024, as a result of our delayed filing of its Form 10-Q for the quarter ended March 31, 2024, The AZEK Group LLC was not in compliance with the financial reporting requirements in the Revolving Credit Facility, which non-compliance was subject to a 30-day grace period. Because we are filing this Form 10-Q on June 14, 2024, which is within the grace period, The AZEK Group LLC has regained compliance and no event of default occurred.
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
The Term Loan Agreement contains affirmative covenants, negative covenants and events of default, which are broadly consistent with those in the Revolving Credit Facility (with certain differences consistent with the differences between a revolving loan and term loan) and that are customary for facilities of this type. The Term Loan Agreement does not have any financial maintenance covenants. The Term Loan Agreement also includes customary events of default, including the occurrence of a change of control. On May 22, 2024, as a result of our delayed filing of its Form 10-Q for the quarter ended March 31, 2024, The AZEK Group LLC was not in compliance with the financial reporting requirements in the Term Loan Agreement, which non-compliance was subject to a 30-day grace period. Because we are filing this Form 10-Q on June 14, 2024, which is within the grace period, The AZEK Group LLC has regained compliance and no event of default occurred.
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
There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our 2023 Form 10-K/A, except as updated in Note 1 of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the Revolving Credit Facility. As of March 31, 2024 and September 30, 2023, we had $591.0 million and $594.0 million outstanding under the Term Loan Agreement, respectively, and no outstanding amounts under the Revolving Credit Facility, respectively. The Term Loan Agreement and Revolving Credit Facility bear interest at variable rates. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities, after giving effect to related derivatives, as of March 31, 2024 and 2023, would have increased or decreased annual cash interest by approximately $2.9 million and $3.0 million, respectively.
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
Credit Risk
As of March 31, 2024 and September 30, 2023, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of the material weaknesses in our internal control over financial reporting described in Part II, Item 9A of our 2023 Form 10-K/A for the year ended September 30, 2023.
Management’s Plan to Remediate the Material Weaknesses
As it relates to the material weaknesses that exist as of March 31, 2024, we are currently in the process of designing and implementing remediation plans and taking steps to address the root cause of the material weaknesses described above. Such plans include, but may not be limited to, the following:
•We have hired an external consultant to assist us in an evaluation of the design and implementation of certain internal controls impacted by the material weaknesses.
•We are enhancing controls, both within our information technology environment and business process controls, to establish and maintain appropriate segregation of duties.
•We will provide training over the execution and review of manual journal entry controls.
•We will provide additional training regarding prompt internal reporting of identified issues and concerns.
•We will provide technical accounting training to individuals involved in the process to reconcile inventory on a monthly basis.
•We will enhance the design of the inventory reconciliation controls to standardize the review to improve the reliability of information used by accounting personnel.
•We are enhancing our monitoring level controls to detect material and unusual variances in inventory account balances and cost of sales activity.
While we believe these efforts will improve our internal controls and address the root cause of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented and we have concluded, through testing, that our controls are operating effectively for a sufficient period of time.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our 2023 Form 10-K/A. You should carefully consider the risk factors in our 2023 Form 10-K/A and our other filings made with the SEC. You should be aware that such risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information with respect to our purchases of our Class A common stock during the three months ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1), (2), (3), (4)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1), (2), (3), (4)
January 1, 2024 – January 31, 2024	—	$—	—	$101,138,443
February 1, 2024 – February 29, 2024	630,558	41.91	630,558	91,877,767
March 1, 2024 – March 31, 2024	330,260	48.92	330,260	75,723,021
Total	960,818	$44.32	960,818
(1)On May 5, 2022, the Board of Directors authorized us to repurchase up to $400 million of our Class A common stock.
(2)On December 4, 2023, we entered into the ASR with Goldman Sachs. Goldman Sachs delivered 2,291,607 initial shares to us on December 6, 2023, based on the closing price of our Class A common stock of $34.91 on December 4, 2023. The total value of the initial shares represents 80% of the ASR. Goldman Sachs terminated the ASR on February 5, 2024 and delivered 434,100 additional shares of Class A common stock to us on February 7, 2024 upon final settlement for no additional consideration. The average purchase price per share for shares of Class A common stock purchased by us pursuant to the ASR was $36.69.
(3)During the three months ended March 31, 2024, we repurchased 526,718 shares of our Class A common stock on the open market at an average price of $47.93 per share, totaling an approximately $25.2 million reacquisition cost.
(4)We recognized $0.4 million excise tax as reacquisition cost of share repurchases for the three months ended March 31, 2024.
See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information
Amended and Restated Bylaws
On June 12, 2024, our Board of Directors approved and adopted amendments to our Amended and Restated Bylaws (as amended and restated, the “Amended Bylaws”), effective as of such date. The amendments:
•align the Amended Bylaws with developments in Delaware law and jurisprudence;
•revise the Amended Bylaws’ advance notice provisions regarding procedural and disclosure requirements for stockholder-nominated director nominees and stockholders intending to nominate directors or propose other business at annual or special meetings of stockholders;
•clarify the rules and regulations for the conduct of a stockholders’ meeting;
•revise the indemnification provisions to (i) clarify the group of officers entitled to indemnification and advancement and (ii) remove provisions regarding the priority of indemnification liability for representatives of our former private equity sponsors; and
•implement non-substantive, technical, or conforming changes, including removing obsolete provisions related to our former private equity sponsors, such as references to the Stockholders Agreement, dated as of June 11, 2020 (which is no longer in effect).
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is attached as Exhibit 3.2 hereto and is incorporated by reference herein.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Second Restated Certificate of Incorporation of The AZEK Company Inc.	8-K	3.2	03/01/2023	001-39322

3.2	Amended and Restated Bylaws of The AZEK Company Inc. (Effective June 12, 2024)*

4.2	Registration Rights Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.2	08/14/2020	001-39322

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith.
+Furnished herewith. This certification is deemed furnished and not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The AZEK Company Inc.

Date: June 14, 2024	By:	/s/ Peter Clifford
Peter Clifford Senior Vice President and Chief Financial Officer (Principal Financial Officer)