Form 10-Q
period 2024-06-30
AZEK Co Inc.
filed 2024-08-08
CIK 1782754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, the registrant had 144,695,631 shares of Class A Common Stock, $0.001 par value per share, and no shares of Class B Common Stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
The AZEK Company Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except for share and per share amounts)
(Unaudited)

in thousands	June 30, 2024	September 30, 2023
		(As Restated)
ASSETS:
Current assets:
Cash and cash equivalents	$346,948	$278,314
Trade receivables, net of allowances	67,619	57,660
Inventories	204,871	195,600
Prepaid expenses	9,736	13,595
Other current assets	27,519	16,123
Total current assets	656,693	561,292
Property, plant and equipment - net	459,369	501,023
Goodwill	967,816	994,271
Intangible assets - net	164,083	199,497
Other assets	92,767	87,793
Total assets	$2,340,728	$2,343,876
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$64,131	$56,015
Accrued rebates	59,203	60,974
Current portion of long-term debt obligations	6,000	6,000
Accrued expenses and other liabilities	84,713	66,727
Total current liabilities	214,047	189,716
Deferred income taxes	46,919	59,509
Long-term debt—less current portion	576,804	580,265
Other non-current liabilities	109,946	104,073
Total liabilities	947,716	933,563
Commitments and contingencies (See Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at June 30, 2024 and September 30, 2023, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 157,072,226 shares issued at June 30, 2024 and 155,967,736 shares issued at September 30, 2023, respectively	157	156
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 0 and 100 shares issued and outstanding at June 30, 2024 and at September 30, 2023, respectively	—	—
Additional paid‑in capital	1,684,739	1,662,322
Retained earnings (accumulated deficit)	60,639	(64,377)
Accumulated other comprehensive income (loss)	927	1,878
Treasury stock, at cost, 12,377,929 and 8,268,423 shares at June 30, 2024 and September 30, 2023, respectively	(353,450)	(189,666)
Total stockholders' equity	1,393,012	1,410,313
Total liabilities and stockholders' equity	$2,340,728	$2,343,876
See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net sales	$434,369	$387,553	$1,093,221	$981,504
Cost of sales	270,045	255,639	681,174	696,529
Gross profit	164,324	131,914	412,047	284,975
Selling, general and administrative expenses	88,598	72,490	249,042	220,211
Other general expenses	—	1,065	—	1,065
Loss (gain) on disposal of property, plant and equipment	(49)	95	2,049	278
Operating income	75,775	58,264	160,956	63,421
Other income and expenses:
Interest expense, net	7,863	10,408	24,453	30,481
Gain on sale of business	(90)	—	(38,390)	—
Total other (income) and expenses	7,773	10,408	(13,937)	30,481
Income before income taxes	68,002	47,856	174,893	32,940
Income tax expense	17,892	13,216	49,877	9,810
Net income	$50,110	$34,640	$125,016	$23,130
Other comprehensive income (loss):
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	$236	$3,953	$(951)	$691
Total other comprehensive income (loss)	236	3,953	(951)	691
Comprehensive income	$50,346	$38,593	$124,065	$23,821

Net income per common share:
Basic	$0.34	$0.23	$0.86	$0.15
Diluted	0.34	0.23	0.84	0.15

Weighted-average common shares outstanding:
Basic	145,439,955	150,140,392	146,159,550	150,610,890
Diluted	147,495,902	151,069,954	148,011,393	151,056,199
See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands of U.S. dollars, except for share amounts)
(Unaudited)

	Common Stock				Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – March 31, 2024	157,010,677	$157	—	$—	11,520,848	$(313,050)	$1,688,604	$10,529	$691	$1,386,931
Net income	—	—	—	—	—	—	—	50,110	—	50,110
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	236	236
Stock-based compensation	—	—	—	—	—	—	5,997	—	—	5,997
Exercise of vested stock options	34,346	—	—	—	—	—	790	—	—	790
Issuance of common stock under employee stock plan, net of shares withheld for taxes	27,203	—	—	—	—	—	(652)	—	—	(652)
Treasury stock purchases	—	—	—	—	857,081	(40,400)	(10,000)	—	—	(50,400)
Balance – June 30, 2024	157,072,226	157	—	—	12,377,929	(353,450)	1,684,739	60,639	927	1,393,012

Balance – September 30, 2023 (As Restated)	155,967,736	$156	100	$—	8,268,423	$(189,666)	$1,662,322	$(64,377)	$1,878	$1,410,313
Net income	—	—	—	—	—	—	—	125,016	—	125,016
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(951)	(951)
Stock-based compensation	—	—	—	—	—	—	20,684	—	—	20,684
Exercise of vested stock options	803,446	1	—	—	—	—	19,418	—	—	19,419
Issuance of common stock under employee stock plan, net of shares withheld for taxes	300,944	—	—	—	—	—	(4,853)	—	—	(4,853)
Conversion of Class B common stock into Class A common stock	100	—	(100)	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	4,109,506	(163,784)	(12,832)	—	—	(176,616)
Balance – June 30, 2024	157,072,226	157	—	—	12,377,929	(353,450)	1,684,739	60,639	927	1,393,012

	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – March 31, 2023 (As Restated)	155,303,433	$155	100	$—	4,469,330	$(80,576)	$1,641,321	$(138,248)	$(3,262)	$1,419,390
Net income	—	—	—	—	—	—	—	34,640	—	34,640
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	3,953	3,953
Stock-based compensation	—	—	—	—	—	—	4,105	—	—	4,105
Exercise of vested stock options	400,428	1	—	—	—	—	9,209	—	—	9,210
Cancellation of restricted stock awards	(978)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	66,158	—	—	—	—	—	(921)	—	—	(921)
Treasury stock purchases	—	—	—	—	1,946,747	(48,480)	—	—	—	(48,480)
Balance – June 30, 2023 (As Restated)	155,769,041	156	100	—	6,416,077	(129,056)	1,653,714	(103,608)	691	1,421,897

Balance – September 30, 2022 (As Restated)	155,157,220	$155	100	$—	4,116,570	$(73,088)	$1,630,378	$(126,738)	$—	$1,430,707
Net income	—	—	—	—	—	—	—	23,130	—	23,130
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	691	691
Stock-based compensation	—	—	—	—	—	—	13,607	—	—	13,607
Exercise of vested stock options	483,074	1	—	—	—	—	11,110	—	—	11,111
Cancellation of restricted stock awards	(19,306)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	148,053	—	—	—	—	—	(1,381)	—	—	(1,381)
Treasury stock purchases	—	—	—	—	2,299,507	(55,968)	—	—	—	(55,968)
Balance – June 30, 2023 (As Restated)	155,769,041	156	100	—	6,416,077	(129,056)	1,653,714	(103,608)	691	1,421,897
See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Nine Months Ended June 30,
	2024	2023
		(As Restated)
Operating activities:
Net income	$125,016	$23,130
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation	66,135	63,504
Amortization of intangibles	29,876	35,035
Non-cash interest expense	1,236	1,236
Non-cash lease expense	(102)	(188)
Deferred income tax (benefit) provision	(12,284)	1,599
Non-cash compensation expense	20,684	13,608
Fair value adjustment for contingent consideration	—	250
Loss on disposition of property, plant and equipment	2,049	1,919
Gain on sale of business	(38,390)	—
Changes in certain assets and liabilities:
Trade receivables	(12,256)	15,441
Inventories	(28,029)	83,401
Prepaid expenses and other currents assets	(10,012)	(9,590)
Accounts payable	5,696	11,308
Accrued expenses and interest	14,448	(5,803)
Other assets and liabilities	(86)	1,043
Net cash provided by operating activities	163,981	235,893
Investing activities:
Purchases of property, plant and equipment	(54,433)	(54,059)
Proceeds from disposition of fixed assets	326	173
Divestiture, net of cash disposed	131,783	—
Acquisitions, net of cash acquired	(5,962)	(161)
Net cash provided by (used in) investing activities	71,714	(54,047)
Financing activities:
Payments on Term Loan Agreement	(4,500)	(4,500)
Proceeds under revolving credit facility	—	25,000
Payments under revolving credit facility	—	(25,000)
Principal payments of finance lease obligations	(2,132)	(1,958)
Payments of INTEX contingent consideration	—	(5,850)
Exercise of vested stock options	19,418	11,111
Cash paid for shares withheld for taxes	(4,853)	(1,381)
Purchases of treasury stock	(174,994)	(55,488)
Net cash used in financing activities	(167,061)	(58,066)
Net increase in cash and cash equivalents	68,634	123,780
Cash and cash equivalents – Beginning of period	278,314	120,817
Cash and cash equivalents – End of period	$346,948	$244,597
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$34,843	$34,581
Cash paid for income taxes, net	70,338	21,003
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$7,648	$14,299
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	11,639	2,828
See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.
Notes to Condensed Consolidated Financial Statements
(In thousands of U.S. dollars, unless otherwise specified)
(Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a.Organization
The AZEK Company Inc. (the “Company”, “we”, “us” or “our”) is a Delaware corporation that holds all of the limited liability company interests in The AZEK Group LLC (f/k/a CPG International LLC), the entity which directly and indirectly holds all of the equity interests in the operating subsidiaries and which changed its name from CPG International LLC to The AZEK Group LLC on August 1, 2023. The Company is an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable building products for residential, commercial and industrial markets. The Company’s products include decking, railing, trim, siding, cladding, porch, moulding, pergolas and cabanas, outdoor furniture, bathroom and locker systems, and, prior to the Company’s divestiture of its Vycom business, also included extruded plastic sheet products and other non-fabricated products for special applications in industrial markets. The Company operates in various locations throughout the United States. The Company’s residential products are primarily branded under the brand names AZEK®, TimberTech®, VERSATEX®, ULTRALOX®, StruXure® and INTEX®, while the commercial products are branded under brand names including Scranton Products®, Aria Partitions®, Eclipse Partitions®, Hiny Hiders® partitions, Tufftec Lockers® and Duralife Lockers®.
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
b.Summary of Significant Accounting Policies
Basis of Presentation
The Company operates on a fiscal year ending September 30. The accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended June 30, 2024 and the cash flows for the nine months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other period. The Company’s financial condition and results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from geopolitical conflicts, global health pandemics and other factors beyond the Company’s control. Management cannot predict the degree to, or the period over, which the Company may be affected by such factors.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates include revenue recognition, reserves for excess inventory, inventory obsolescence, inventory valuation, product warranties, customer rebates, stock-

based compensation, litigation, income taxes, contingent consideration, goodwill and intangible asset valuation and accounting for long-lived assets. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Actual results may differ from estimated amounts. Estimates are revised as additional information becomes available.
Accounting Policies
Refer to the 2023 Form 10-K/A for a discussion of the Company’s accounting policies, as updated below and for recently adopted accounting standards.
Research and Development Costs
Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Condensed Consolidated Statements of Comprehensive Income (Loss). Total research and development expenses were $4.0 million and $2.1 million, respectively, for the three months ended June 30, 2024 and 2023, and $10.8 million and $6.2 million, respectively, for the nine months ended June 30, 2024 and 2023.
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
1A. RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS
Restatement of Previously Filed Financial Statements
In connection with the preparation of its unaudited Condensed Consolidated Financial Statements for the fiscal quarter ended March 31, 2024, the Company identified certain unexplained reconciling differences in inventory balances for certain of the Company’s locations. Upon identification of such issues, the Company initiated an independent investigation under the direction of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), which is now complete. As a result of the independent investigation procedures, the Company determined that a former employee with responsibility for cost and inventory accounting with respect to certain of the Company’s locations misstated inventory in the Company’s general ledger by creating inaccurate and unsupported manual journal entries that ultimately increased the value of inventory on the Company’s condensed consolidated balance sheet as of September 30, 2023 and decreased cost of sales on the Company’s condensed consolidated income statement for the three and nine months ended June 30, 2023. As a result, income before income taxes was overstated on a net basis for the three and nine months ended June 30, 2023.
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
The amounts in the "As Reported" columns are amounts derived from the Company's previously filed financial statements in its Quarterly Report on Form 10-Q for the interim period ended June 30, 2023, originally filed with the Securities and Exchange Commission on August 9, 2023 (the “Original June 30, 2023 Form 10-Q”). The amounts in the "Investigation Adjustments" columns present the impact of the adjustments from the independent investigation related to the overstatement of Inventory and the understatement of Cost of Sales. The amounts in the "Other Adjustments" columns present the impact of other adjustments primarily related to the reclassification between Accrued interest and Accrued expenses and other liabilities in the condensed consolidated balance sheet, certain reclassifications in the condensed income statements, and previously corrected misstatements of accrued expenses, inventory write-down, and cash flow classifications in previously issued financial statements and were not material, individually or in aggregate, to any of the prior periods financial statements. The amounts in the "As Restated" columns are the updated amounts including the impacts from both Investigation Adjustments and Other Adjustments. The only impact of restatement to the Consolidated Statements of Stockholders Equity was $(0.2) million and $(2.2) million to Net income (loss) for the three and nine months ended June 30, 2023, respectively, and $(13.7) million, $(15.7) million and $(19.3) million to opening Accumulated deficit at September 31, 2022, March 31, 2023 and September 30, 2023, respectively.
The following table presents the effect of the restatement on the Company's previously reported Condensed Consolidated Balance Sheet as of September 30, 2023. The values as previously reported were derived from the Company’s Original June 30, 2023 Form 10-Q (in thousands, except for share and per share amounts).

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

The following table presents the effect of the restatement on the Company's previously reported Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2023. The values as previously reported were derived from the Company’s Original June 30, 2023 Form 10-Q (in thousands, except for share and per share amounts).

	Three Months Ended June 30, 2023				Nine Months Ended June 30, 2023
Consolidated Statements of Comprehensive Income	As Reported	Investigation Adjustments	Other Adjustments	As Restated	As Reported	Investigation Adjustments	Other Adjustments	As Restated
Net sales	$387,553	$—	$—	$387,553	$981,504	$—	$—	$981,504
Cost of sales	255,353	886	(600)	255,639	693,552	3,577	(600)	696,529
Gross profit	132,200	(886)	600	131,914	287,952	(3,577)	600	284,975
Selling, general and administrative expenses	73,650	—	(1,160)	72,490	221,554	—	(1,343)	220,211
Other general expenses	—	—	1,065	1,065	—	—	1,065	1,065
Loss on disposal of property, plant and equipment	—	—	95	95	—	—	278	278
Operating income	58,550	(886)	600	58,264	66,398	(3,577)	600	63,421
Other expenses:
Interest expense, net	10,408	—	—	10,408	30,481	—	—	30,481
Total other expenses	10,408	—	—	10,408	30,481	—	—	30,481
Income before income taxes	48,142	(886)	600	47,856	35,917	(3,577)	600	32,940
Income tax expense	13,267	(211)	160	13,216	10,605	(955)	160	9,810
Net income	$34,875	$(675)	$440	$34,640	$25,312	$(2,622)	$440	$23,130
Other comprehensive income:
Unrealized gain due to change in fair value of derivatives, net of tax	$3,953	$—	$—	$3,953	$691	$—	$—	$691
Total other comprehensive income	3,953	—	—	3,953	691	—	—	691
Comprehensive income	$38,828	$(675)	$440	$38,593	$26,003	$(2,622)	$440	$23,821

Net income per common share:
Basic	$0.23	$—	$—	$0.23	$0.17	$(0.03)	$0.01	$0.15
Diluted	0.23	—	—	0.23	0.17	(0.03)	0.01	0.15

Weighted-average common shares outstanding:
Basic	150,140,392	—	—	150,140,392	150,610,890	—	—	150,610,890
Diluted	151,069,954	—	—	151,069,954	151,056,199	—	—	151,056,199

The following table presents the effect of the restatement on the Company's previously reported Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2023. The values as previously reported were derived from the Company’s Original June 30, 2023 Form 10-Q (in thousands).

	Nine Months Ended June 30, 2023
Consolidated Statement of Cash Flow	As Reported	Investigation Adjustments	Other Adjustments	As Restated
Operating activities:
Net income	$25,312	$(2,622)	$440	$23,130
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation	63,504	—	—	63,504
Amortization of intangibles	35,035	—	—	35,035
Non-cash interest expense	1,236	—	—	1,236
Non-cash lease expense	(188)	—	—	(188)
Deferred income tax provision	1,599	—	—	1,599
Non-cash compensation expense	13,608	—	—	13,608
Fair value adjustment for contingent consideration	400	—	(150)	250
Loss on disposition of property, plant and equipment	278	—	1,641	1,919
Changes in certain assets and liabilities:
Trade receivables	17,241	—	(1,800)	15,441
Inventories	78,624	3,577	1,200	83,401
Prepaid expenses and other currents assets	(8,795)	(955)	160	(9,590)
Accounts payable	11,308	—	—	11,308
Accrued expenses and interest	(11,803)	—	6,000	(5,803)
Other assets and liabilities	2,684	—	(1,641)	1,043
Net cash provided by operating activities	230,043	—	5,850	235,893
Investing activities:
Purchases of property, plant and equipment	(54,059)	—	—	(54,059)
Proceeds from disposition of fixed assets	173	—	—	173
Acquisitions, net of cash acquired	(161)	—	—	(161)
Net cash used in investing activities	(54,047)	—	—	(54,047)
Financing activities:
Payments on Term Loan Agreement	(4,500)	—	—	(4,500)
Proceeds under revolving credit facility	25,000	—	—	25,000
Payments under revolving credit facility	(25,000)	—	—	(25,000)
Principal payments of finance lease obligations	(1,958)	—	—	(1,958)
Payments of INTEX contingent consideration	—	—	(5,850)	(5,850)
Exercise of vested stock options	11,111	—	—	11,111
Cash paid for shares withheld for taxes	(1,381)	—	—	(1,381)
Purchases of treasury stock	(55,488)	—	—	(55,488)
Net cash used in financing activities	(52,216)	—	(5,850)	(58,066)
Net increase in cash and cash equivalents	123,780	—	—	123,780
Cash and cash equivalents – Beginning of period	120,817	—	—	120,817
Cash and cash equivalents – End of period	244,597	—	—	244,597
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$33,516	$—	$1,065	$34,581
Cash paid for income taxes, net	21,003	—	—	21,003
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$14,299	$—	$—	$14,299
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	2,828	—	—	2,828

2. REVENUE
The Company recognizes revenues when control of the promised goods is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods, at a point in time, when shipping occurs.
The Company also engages in customer rebates, which are recorded in “Net sales” in the Condensed Consolidated Statements of Comprehensive Income (Loss) and in “Accrued rebates” and “Trade receivables” in the Condensed Consolidated Balance Sheets. The Company recorded accrued rebates of $59.2 million and $49.4 million as of June 30, 2024 and 2023, respectively, and contra trade receivables of $7.5 million and $3.8 million as of June 30, 2024 and 2023, respectively. The rebate activity was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$54,995	$72,741	$66,958	$56,542
Rebate expense	31,948	28,328	90,116	73,747
Rebate payments	(20,255)	(47,936)	(90,386)	(77,156)
Ending balance	$66,688	$53,133	$66,688	$53,133
The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance.
3. DIVESTITURE
On November 1, 2023, the Company completed the sale of its Vycom business within the Commercial segment for net proceeds of approximately $131.8 million. The divestiture allows the Company to focus on the highest value portions of its business and provides additional cash to finance its capital allocation priorities. The gain on sale of $38.4 million was recognized in "Gain on sale of business" within the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended June 30, 2024. The Company did not report the sale in discontinued operations as it was not a strategic shift that would have a major effect on the Company's operations and financial results.
See Note 12 for more information on the Commercial segment.
4. INVENTORIES
Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out (“FIFO”) basis. Inventories consisted of the following (in thousands):

in thousands	June 30, 2024	September 30, 2023
		(As Restated)
Raw materials	$50,637	$60,349
Work in process	24,373	33,240
Finished goods	129,861	102,011
Total inventories	$204,871	$195,600

5. PROPERTY, PLANT AND EQUIPMENT—NET
Property, plant and equipment – net consisted of the following (in thousands):

	June 30, 2024	September 30, 2023
		(As Restated)
Land	$3,209	$4,829
Buildings and improvements	110,732	129,191
Manufacturing equipment	639,907	631,594
Computer equipment	34,280	32,392
Furniture and fixtures	7,891	7,290
Vehicles	2,307	1,087
Total property, plant and equipment	798,326	806,383
Construction in progress	68,079	87,348
	866,405	893,731
Accumulated depreciation	(407,036)	(392,708)
Total property, plant and equipment – net	$459,369	$501,023
Depreciation expense was approximately $20.8 million and $20.2 million in the three months ended June 30, 2024 and 2023, respectively, and $62.3 million and $59.7 million in the nine months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024 and 2023, $0.6 million and $1.3 million of interest was capitalized, respectively, and during the nine months ended June 30, 2024 and 2023, $2.5 million and $4.2 million of interest was capitalized, respectively.
6. GOODWILL AND INTANGIBLE ASSETS—NET
Goodwill
Goodwill consisted of the following (in thousands):

	Residential	Commercial	Total
Goodwill before impairment as of September 30, 2023	$953,882	$72,589	$1,026,471
Accumulated impairment losses as of September 30, 2023	—	(32,200)	(32,200)
Goodwill, net as of September 30, 2023	$953,882	$40,389	$994,271
Divestiture
Goodwill disposal before impairment	$—	$(58,655)	$(58,655)
Accumulated impairment losses	—	32,200	32,200
Goodwill, net disposal	$—	$(26,455)	$(26,455)
Goodwill before impairment as of June 30, 2024	$953,882	$13,934	$967,816
Accumulated impairment losses as of June 30, 2024	—	—	—
Goodwill, net as of June 30, 2024	$953,882	$13,934	$967,816

Intangible assets, net
The Company did not have any indefinite lived intangible assets other than goodwill as of June 30, 2024 and September 30, 2023. Finite-lived intangible assets consisted of the following (in thousands):

		June 30, 2024
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Proprietary knowledge	10 — 15	$300,490	$(264,755)	$35,735
Trademarks	5 — 20	217,730	(164,173)	53,557
Customer relationships	12 — 19	156,452	(83,674)	72,778
Patents	9 — 10	8,500	(6,526)	1,974
Other intangibles	3 — 15	4,076	(4,037)	39
Total intangible assets		$687,248	$(523,165)	$164,083

		September 30, 2023
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$300,400	$(253,608)	$46,792
Trademarks	5 — 20	230,240	(164,759)	65,481
Customer relationships	12 — 19	176,852	(92,268)	84,584
Patents	9 — 10	8,500	(5,913)	2,587
Other intangible assets	3 — 15	4,076	(4,023)	53
Total intangible assets		$720,068	$(520,571)	$199,497
Amortization expense was $9.8 million and $11.6 million in the three months ended June 30, 2024 and 2023, respectively and $29.9 million and $35.0 million in the nine months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the remaining weighted-average amortization period for acquired intangible assets was 10.7 years.
7. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS
Allowance for Doubtful Accounts
Allowance for doubtful accounts consisted of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$1,248	$1,807	$1,773	$1,397
Provision	(121)	136	(614)	647
Bad debt write-offs	—	(1)	—	(102)
Acquisition	30	—	30	—
Divestiture	—	—	(32)	—
Ending balance	$1,157	$1,942	$1,157	$1,942

Accrued Expenses and Other Liabilities
Accrued expenses consisted of the following (in thousands):

	June 30, 2024	September 30, 2023
		(As Restated)
Employee related liabilities	$39,026	$34,313
Taxes	5,596	1,433
Professional fees	5,027	2,073
Marketing	4,962	3,868
Customer deposits	4,793	4,152
Lease liability - operating	4,693	4,180
Warranty	4,087	3,556
Lease liability - finance	2,999	2,777
Utilities	2,943	2,141
Freight	2,827	1,242
Construction in progress	2,049	2,863
Commissions	1,301	991
Other	4,410	3,138
Total accrued expenses and other current liabilities	$84,713	$66,727
8. DEBT
Debt consisted of the following (in thousands):

	June 30, 2024	September 30, 2023
Term Loan due April 28, 2029 — SOFR + 2.50% + 0.1% (7.94% at June 30, 2024 and 7.92% at September 30, 2023)	$589,500	$594,000
Revolving Credit Facility through March 31, 2026 - SOFR + 0.1%	—	—
Total	589,500	594,000
Less unamortized deferred financing costs	(3,460)	(3,996)
Less unamortized original issue discount	(3,236)	(3,739)
Less current portion	(6,000)	(6,000)
Long-term debt—less current portion and unamortized deferred financing costs	$576,804	$580,265
Term Loan Agreement
The Term Loan Agreement is a first lien term loan and will mature on April 28, 2029, subject to acceleration or prepayment. The Term Loan Agreement will amortize in equal quarterly installments of 0.25% of the aggregate principal amount of the loans outstanding as of the amendment date of April 28, 2022, subject to reduction for certain prepayments. The loans thereunder bear an interest rate equal to (i) in the case of alternative base rate, or ABR, borrowings, the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Prime Rate as in effect on such day and (c) the one-month Term Secured Overnight Financing Rate ("SOFR") plus 1.00% per annum, provided that in no event will the alternative base rate be less than 1.50% per annum, plus an applicable margin of 1.50% and (ii) in the case of SOFR borrowings, the Term SOFR rate for the applicable interest period, in each case, plus an applicable margin of 2.50%. As of June 30, 2024 and September 30, 2023, The AZEK Group LLC had $589.5 million and $594.0 million outstanding under the Term Loan Agreement.
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
The Term Loan Agreement contains affirmative covenants, negative covenants and events of default, which are broadly consistent with those in the Revolving Credit Facility (with certain differences consistent with the differences between a revolving loan and term loan) and that are customary for facilities of this type. The Term Loan Agreement does not have any financial maintenance covenants. The Term Loan Agreement also includes customary events of default, including the occurrence of a change of control. On May 22, 2024, as a result of the Company's delayed filing of its Form 10-Q for the quarter ended March 31, 2024, The AZEK Group LLC was not in compliance with the financial reporting requirements in the Term Loan Agreement, which non-compliance was subject to a 30-day grace period. Because the Company filed its Form 10-Q for the quarter ended March 31, 2024 on June 14, 2024, which was within the grace period, The AZEK Group LLC regained compliance and no event of default occurred.
As of June 30, 2024 and September 30, 2023, unamortized deferred financing fees related to the Term Loan Agreement were $3.5 million and $4.0 million, respectively.
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
The AZEK Group LLC had no outstanding borrowings under the Revolving Credit Facility as of June 30, 2024 and September 30, 2023, respectively. In addition, The AZEK Group LLC had $2.2 million and $2.8 million of outstanding letters of credit held against the Revolving Credit Facility as of June 30, 2024 and September 30, 2023, respectively. The AZEK Group LLC had approximately $147.8 million available under the borrowing base for future borrowings as of June 30, 2024. The AZEK Group LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.
On January 26, 2023, The AZEK Group LLC amended the Revolving Credit Facility, replacing all LIBOR-based provisions with provisions reflecting SOFR, including, without limitation, the use of a new Adjusted Term SOFR benchmark rate equal to Term SOFR (as defined in the Revolving Credit Agreement) plus 0.10%.
As of June 30, 2024, outstanding revolving loans under the Revolving Credit Facility bore interest at a rate which equaled, at the Company's option, either (i) for ABR borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the Adjusted Term SOFR as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 25 to 75 basis points, based on average historical availability, or (ii) for SOFR borrowings, the Adjusted Term SOFR plus a spread of 125 to 175 basis points, based on average historical availability. The maturity date for the Revolving Credit Facility is the earlier of March 31, 2026 and the date that is 91 days prior to the maturity of the Term Loan Agreement or any permitted refinancing thereof.
Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility at June 30, 2024 and September 30, 2023 were $0.5 million and $0.7 million, respectively.
A “commitment fee” accrues on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. If the average daily used percentage is greater than 50%, the commitment fee equals 25 basis points, and if the average daily used percentage is less than or equal to 50%, the commitment fee equals 37.5 basis points. The commitment fees were $0.1 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.4 million for the nine months ended June 30, 2024 and 2023, respectively.
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
The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, The AZEK Group LLC would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to The AZEK Group LLC’s ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of June 30, 2024, The AZEK Group LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control. On May 22, 2024, as a result of the Company's delayed filing of its Form 10-Q for the quarter ended March 31, 2024, The AZEK Group LLC was not in compliance with the financial reporting requirements in the Revolving Credit Facility, which non-compliance was subject to a 30-day grace period. Because the Company filed its Form 10-Q for the quarter ended March 31, 2024 on June 14, 2024, which was within the grace period, The AZEK Group LLC regained compliance and no event of default occurred.
Interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Interest expense:
Term Loan Agreement	$11,162	$11,098	$33,723	$30,605
Revolving Credit Facility	148	149	446	567
Other	1,109	1,120	3,412	3,329
Amortization - Deferred financing costs
Term Loan Agreement	179	179	537	537
Revolving Credit Facility	66	66	197	197
Amortization - Original issue discount
Term Loan Agreement	167	167	502	502
Capitalized interest	(625)	(1,306)	(2,472)	(4,191)
Interest expense	12,206	11,473	36,345	31,546
Interest income	(4,343)	(1,065)	(11,892)	(1,065)
Interest expense, net	$7,863	$10,408	$24,453	$30,481
See Note 11 for the fair value of the Company’s debt as of June 30, 2024 and September 30, 2023.

9. PRODUCT WARRANTIES
The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved. The warranty reserve activity consisted of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Beginning balance	$15,625	$15,342	$17,012	$16,145
Adjustments to reserve	2,946	1,717	3,097	1,952
Warranty claims payment	(1,057)	(850)	(2,595)	(1,888)
Ending balance	17,514	16,209	17,514	16,209
Current portion of accrued warranty	(4,087)	(3,454)	(4,087)	(3,454)
Accrued warranty – less current portion	$13,427	$12,755	$13,427	$12,755
10. LEASES
The Company leases vehicles, machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As of June 30, 2024 and September 30, 2023, amounts associated with leases are included in Other assets, Accrued expenses and other liabilities and Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.
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
Lease assets and lease liabilities as of June 30, 2024 and September 30, 2023 were as follows (in thousands):

Leases	Classification on Balance Sheet	June 30, 2024	September 30, 2023
Assets
ROU operating lease assets	Other assets	$23,411	$15,423
ROU finance lease assets	Other assets	68,423	71,529
Total lease assets		$91,834	$86,952
Liabilities
Current
Operating	Accrued expenses and other liabilities	$4,693	$4,180
Finance	Accrued expenses and other liabilities	2,999	2,777
Non-current
Operating	Other non-current liabilities	21,050	13,699
Finance	Other non-current liabilities	74,112	75,718
Total lease liabilities		$102,854	$96,374

The components of lease expense for the three and nine months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$1,505	$1,473	$4,379	$4,477
Finance lease amortization of assets	1,277	1,262	3,859	3,783
Finance lease interest on lease liabilities	1,092	1,098	3,298	3,293
Short term	137	96	403	297
Sublease income	(5)	(75)	(37)	(218)
Total lease expense	$4,006	$3,854	$11,902	$11,632
The tables below present supplemental information related to leases as of June 30, 2024 and September 30, 2023:

Weighted-average remaining lease term (years)	June 30, 2024	September 30, 2023
Operating leases	8.7	6.8
Finance leases	25.0	25.4
Weighted-average discount rate
Operating leases	6.3%	4.4%
Finance leases	5.8%	5.8%
The following table summarizes the maturities of lease liabilities at June 30, 2024:

(in thousands)	Operating Leases	Finance Leases	Total
2024	$1,561	$1,811	$3,372
2025	5,970	7,248	13,218
2026	4,074	7,077	11,151
2027	3,219	6,540	9,759
2028	2,842	5,330	8,172
Thereafter	17,313	117,060	134,373
Total lease payments	34,979	145,066	180,045
Less: interest	(9,236)	(67,955)	(77,191)
Present value of lease liability	$25,743	$77,111	$102,854
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
At the inceptions of the swap agreements and as of June 30, 2024, both swaps were designated and qualified as cash flow hedges in accordance with ASC 815. The gain (loss) is recorded in Accumulated other comprehensive income (loss) and then reclassified into Interest expense in the same period in which the hedged transaction affects earnings. As of June 30, 2024, the Company expects to reclass approximately $1.4 million ($1.0 million after-tax) as a reduction to interest expense in the next 12 months.

The following table provides the fair values of the interest rate derivative instruments as well as their classifications on the Balance Sheet as of June 30, 2024 and September 30, 2023 (in thousands):

			Fair Value as of
	Fair Value Hierarchy	Balance Sheet Location	June 30, 2024	September 30, 2023
Assets
Interest rate swaps	Level 2	Other current assets	$1,427	$2,558
Liabilities
Interest rate swaps	Level 2	Other non-current liabilities	$190	$65
The Company estimates the fair value of interest rate swaps using a valuation model based on observable market data, such as yield curves. Both swaps are classified as Level 2 measurement in the fair value hierarchy.
The following tables summarize the effects of the interest rate derivative instruments on Accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2024 and 2023 (in thousands):

	Before-tax Amount	Income Tax Expense	Net of Tax Amount
Balance - March 31, 2024	$921	$230	$691
Amount of gain recognized in other comprehensive income (loss)	990	258	732
Amount of gain reclassified from accumulated other comprehensive income (loss) into net income	(675)	(179)	(496)
Balance - June 30, 2024	$1,236	$309	$927

Balance - September 30, 2023	$2,493	$615	$1,878
Amount of gain recognized in other comprehensive income (loss)	782	234	548
Amount of gain reclassified from accumulated other comprehensive income (loss) into net income	(2,039)	(540)	(1,499)
Balance - June 30, 2024	$1,236	$309	$927

	Before-tax Amount	Income Tax Expense	Net of Tax Amount
Balance - March 31, 2023	$(4,499)	$(1,237)	$(3,262)
Amount of gain recognized in other comprehensive income (loss)	5,869	1,610	4,259
Amount of gain reclassified from accumulated other comprehensive income (loss) into net income	(417)	(111)	(306)
Balance - June 30, 2023	$953	$262	$691

Balance - September 30, 2022	$—	$—	$—
Amount of gain recognized in other comprehensive income (loss)	1,316	358	958
Amount of gain reclassified from accumulated other comprehensive income (loss) into net income	(363)	(96)	(267)
Balance - June 30, 2023	$953	$262	$691
Other Financial Instruments
The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	June 30, 2024		September 30, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan due April 28, 2029	$589,500	$593,184	$594,000	$595,485

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

The segment data below includes data for Residential and Commercial for the three and nine months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net sales to customers
Residential	$416,009	$351,608	$1,041,550	$873,208
Commercial	18,360	35,945	51,671	108,296
Total	$434,369	$387,553	$1,093,221	$981,504
Adjusted EBITDA
Residential(1)	$116,965	$87,887	$279,330	$160,124
Commercial	2,455	8,780	8,257	21,763
Total Adjusted EBITDA for reporting segments	$119,420	$96,667	$287,587	$181,887
Adjustments to Income before income tax provision
Depreciation and amortization	(31,871)	(33,063)	(96,012)	(98,539)
Stock-based compensation costs	(5,828)	(4,164)	(20,595)	(13,747)
Acquisition and divestiture costs (2)	(364)	—	(1,012)	(4,535)
Gain on sale of business(3)	90	—	38,390	—
Secondary offering costs	—	(1,065)	—	(1,065)
Other costs(4)	(5,582)	(111)	(9,012)	(580)
Interest expense, net	(7,863)	(10,408)	(24,453)	(30,481)
Income before income tax provision	$68,002	$47,856	$174,893	$32,940
(1)Effective as of December 31, 2023, Residential segment Adjusted EBITDA includes all corporate expenses, such as selling, general and administrative costs related to our corporate offices, including payroll and other professional fees. The prior periods have been recast to reflect the change.
(2)Acquisition and divestiture costs reflect costs related to acquisitions of $0.4 million in the three months ended June 30, 2024, and $0.5 million and $3.9 million in the nine months ended June 30, 2024 and 2023, respectively, and costs related to divestiture of $0.5 million and $0.7 million in the nine months ended June 30, 2024 and 2023, respectively.
(3)Gain on sale of business relates to the sale of the Vycom business.
(4)Other costs include costs related to the restatement of the Company’s consolidated financial statements and condensed consolidated interim financial information for the Affected Periods of $4.9 million in the three and nine months ended June 30, 2024, costs related to removal of dispensable equipment resulting from a modification of the Company's manufacturing process of $2.4 million in the nine months ended June 30, 2024, reduction in workforce costs of $0.1 million in the three months ended June 30, 2023, and $0.3 million and $0.3 million in the nine months ended June 30, 2024 and 2023, respectively, costs for legal expenses of $0.7 million in the three months ended June 30, 2024, and $1.1 million and $0.2 million in the nine months ended June 30, 2024 and 2023, respectively, and other costs of $0.3 million and $0.1 million for the nine months ended June 30, 2024 and 2023, respectively.
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

Share Repurchase Program
On May 5, 2022, the Board of Directors authorized the Company to repurchase up to $400 million of the Company’s Class A common stock (the “2022 Share Repurchase Authorization”). On June 12, 2024, the Board of Directors authorized the Company to repurchase up to $600 million of the Company’s Class A common stock (together with the 2022 Share Repurchase Authorization, the “Share Repurchase Program”) in addition to the remaining approximately $76 million available pursuant to the 2022 Share Repurchase Authorization. The Share Repurchase Program allows the Company to repurchase its shares opportunistically from time to time. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, accelerated share repurchases or tender offers, some of which may be effected through Rule 10b5-1 plans, or a combination of the foregoing. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be discontinued at any time.
The table below summarizes the Company's repurchases of its Class A common stock during the three and nine months ended June 30, 2024 and 2023 (in thousands, except per share amount):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Total number of shares repurchased	857	1,947	4,110	2,300
Reacquisition cost(1), (2), (3), (4)	$50,400	$48,480	$176,615	$55,968
Average price per share	$47.14	$24.90	$40.54	$24.34
(1)On June 17, 2024, the Company entered into a $50 million accelerated share repurchase agreement, or the "ASR" with Goldman Sachs & Co. LLC, or Goldman Sachs. Goldman Sachs delivered approximately 857,081 initial shares to the Company on June 18, 2024, based on the closing price of the Company’s Class A common stock of $46.67 on June 17, 2024. The total value of the initial shares represents 80% of the ASR. Goldman Sachs terminated the ASR on August 2, 2024 and delivered 308,629 additional shares to the Company on August 5, 2024 upon final settlement for no additional consideration. The average purchase price per share for shares purchased by the Company pursuant to the ASR was $42.89.
(2)During the nine months ended June 30, 2024, the Company also repurchased approximately 2,725,707 shares of its Class A common stock under a $100 million ASR which was settled in February 2024 and approximately 526,718 shares of its Class A common stock on the open market for an approximately $25 million reacquisition cost.
(3)Reacquisition cost in the three and nine months ended June 30, 2023 includes the $36 million repurchase from the underwriter upon the completion of the secondary offering. The remaining repurchases in the three and nine months ended June 30, 2023 were made through open market transactions.
(4)The Company recognized $0.4 million and $1.6 million excise tax as reacquisition cost of share repurchases for the three and nine months ended June 30, 2024, respectively, and $0.5 million excise tax as reacquisition cost of share repurchases for the three months ended June 30, 2023.
As of June 30, 2024, the Company had approximately $625.3 million available for repurchases under the Share Repurchase Program.
14. STOCK-BASED COMPENSATION
The Company grants stock-based awards to attract, retain and motivate key employees and directors.
The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 2,257,422 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.
On December 11, 2023, the Compensation Committee of the Board of Directors authorized certain changes to a former employee’s stock-based awards which were effective in connection with his retirement. These changes allow certain awards to continue to vest in due course following retirement and extend the exercisability of certain outstanding and exercisable stock options to the end of the contractual term of the options. This resulted in a Type III Modification (improbable to probable) as defined in accounting guidance, accounted for as a cancellation of the original award and an issuance of a new grant, as well as, a Type I Modification (probable to probable), accounted for as an exchange of the original award for a new grant under the revised terms. The modifications resulted in $1.9 million of stock-based compensation expense in the nine months ended June 30, 2024.
Stock-based compensation expense for the three months ended June 30, 2024 and 2023 was $5.8 million and $4.2 million, respectively, and for the nine months ended June 30, 2024 and 2023 was $20.6 million and $13.7 million, respectively, recognized in

“Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income (Loss). Total income tax benefit for the three months ended June 30, 2024 and 2023 was $1.3 million and $0.9 million, respectively, and for the nine months ended June 30, 2024 and 2023 was $4.3 million and $2.9 million, respectively. As of June 30, 2024, the Company had not yet recognized compensation cost on unvested stock-based awards of $25.9 million, with a weighted average remaining recognition period of 1.8 years.
The Company uses the Black Scholes pricing model to estimate the fair value of its service-based awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within 10 years of the grant date.
The following table sets forth the significant assumptions used for the calculation of stock-based compensation expense for the nine months ended June 30, 2024 and 2023:

	December 15, 2023 Grant Date	December 12, 2022 Grant Date
Risk-free interest rate	3.93%	3.77%
Expected volatility	40.00%	40.00%
Expected term (in years)	6.00	6.00
Expected dividend yield	0.00%	0.00%
Stock Options
The following table summarizes the performance-based stock option activity for the nine months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2023	1,114,261	$23.00
Granted	—	—
Exercised	(245,891)	23.00
Cancelled/Forfeited	—	—
Outstanding at June 30, 2024	868,370	23.00	5.9	16,612
Vested and exercisable at June 30, 2024	868,370	$23.00	5.9	16,612
The following table summarizes the service-based stock option activity for the nine months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2023	3,361,707	$25.43
Granted	138,731	38.15
Exercised	(557,555)	24.69
Cancelled/Forfeited	(20,044)	42.36
Outstanding at June 30, 2024	2,922,839	26.06	6.5	47,200
Vested and exercisable at June 30, 2024	2,464,991	$25.07	6.2	42,208

Restricted Stock Awards
A summary of the service-based restricted stock awards activity during the nine months ended June 30, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2023	82,481	$23.00
Granted	—	—
Vested	(55,724)	23.00
Forfeited	—	—
Outstanding and unvested at June 30, 2024	26,757	$23.00
Performance Restricted Stock Units
Performance restricted stock units were granted to officers and certain employees of the Company and represent the right to earn shares of Company common stock based on the achievement of company-wide financial performance targets, including net sales, return on net tangible assets and Adjusted EBITDA during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each performance share award is based on the closing stock price on the date of grant.
A summary of the performance-based restricted stock unit awards activity for the nine months ended June 30, 2024 presented at target (unless otherwise noted) was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2023	508,622	$26.72
Granted	173,020	38.15
Granted adjustment(1)	42,442	34.82
Vested	(123,821)	34.82
Forfeited	(9,376)	26.38
Outstanding and unvested at June 30, 2024	590,887	$28.96
(1)The fiscal year 2021 grant vested in December 2023 and 42,442 shares were granted in connection therewith.
Restricted Stock Units
A summary of the service-based restricted stock unit awards activity for the nine months ended June 30, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2023	786,096	$25.42
Granted	250,042	39.39
Vested	(312,606)	27.29
Forfeited	(28,562)	24.06
Outstanding and unvested at June 30, 2024	694,970	$29.65
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Numerator:
Net income (loss)	$50,110	$34,640	$125,016	$23,130
Net income (loss) attributable to common stockholders - basic and diluted	$50,110	$34,640	$125,016	$23,130
Denominator:
Weighted-average shares of common stock
Basic	145,439,955	150,140,392	146,159,550	150,610,890
Diluted	147,495,902	151,069,954	148,011,393	151,056,199
Net income (loss) per share attributable to common stockholders:
Net income (loss) per common share - basic	$0.34	$0.23	$0.86	$0.15
Net income (loss) per common share - diluted	$0.34	$0.23	$0.84	$0.15
The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Stock Options	310,515	819,718	393,081	4,999,267
Restricted Stock Units	2,243	98,732	10,607	281,145
16. INCOME TAXES
The Company calculates the interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting, specifically ASC-740-270-25-2. For interim periods, the Company estimates the annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rates for the three months ended June 30, 2024 and 2023 were 26.3% and 27.6%, respectively, and for the nine months ended June 30, 2024 and 2023 were 28.5% and 29.8%, respectively. The decrease in the effective income tax rate for the three and nine months ended June 30, 2024, as compared to the three and nine months ended June 30, 2023, was primarily driven by increased earnings and tax benefit related to stock-based compensation.
17. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
During the year ended September 30, 2019, the Company was made aware of a worker’s compensation case that became reasonably possible to give rise to a liability. In July 2024, the case settled for $2.65 million, with the Company’s insurance directly covering the $1.9 million attributable to the Company, resulting in no costs to the Company.
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
18. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
The AZEK Company Inc. (parent company only)
Balance Sheets
(In thousands of U.S. dollars, except for share and per share amounts)

	June 30, 2024	September 30, 2023
		(As Restated)
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,393,012	$1,410,313
Total non-current assets	1,393,012	1,410,313
Total assets	$1,393,012	$1,410,313
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at June 30, 2024 and September 30, 2023, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 157,072,226 shares issued at June 30, 2024 and 155,967,736 shares issued at September 30, 2023, respectively	157	156
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 0 and 100 shares issued and outstanding at June 30, 2024 and at September 30, 2023, respectively	—	—
Additional paid‑in capital	1,684,739	1,662,322
Retained earnings (accumulated deficit)	60,639	(64,377)
Accumulated other comprehensive income (loss)	927	1,878
Treasury stock, at cost, 12,377,929 and 8,268,423 shares at June 30, 2024 and September 30, 2023, respectively	(353,450)	(189,666)
Total stockholders’ equity	1,393,012	1,410,313
Total liabilities and stockholders’ equity	$1,393,012	$1,410,313

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net income (loss) of subsidiaries	$50,110	$34,640	$125,016	$23,130
Net income (loss) of subsidiaries	$50,110	$34,640	$125,016	$23,130
Comprehensive income (loss)	$50,346	$38,593	$124,065	$23,821
The AZEK Company Inc. did not have any cash as of June 30, 2024 or September 30, 2023. Accordingly a Condensed Statement of Cash Flows has not been presented.
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
Restatement of Previously Filed Financial Statements
The Company is presenting herein restated condensed financial information of The AZEK Company Inc. (parent company only) as of September 30, 2023 and for the three and nine months ended June 30, 2023.
See Note 1A “Restatement of Previously Filed Financial Statements,” for additional information on the restatement.
Dividends from Subsidiaries
There were $50.0 million and $175.0 million in cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during the three and nine months ended June 30, 2024, respectively, and $48.0 million and $55.5 million in cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during the three and nine months ended June 30, 2023. Cash dividends of $50.0 million and $150.0 million were used to fund the ASRs during the three and nine months ended June 30, 2024, respectively, and $25.0 million share repurchases on the open market during the nine months ended June 30, 2024. Cash dividends of $36.0 million were used to repurchase shares from the underwriter upon completion of the secondary offering during both the three and nine months ended June 30, 2023, $12.0 million and $19.5 million in cash dividends were used to fund share repurchases on the open market during the three and nine months ended June 30, 2023, respectively.
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
Restatement of Previously Filed Financial Statements
As described in Note 1A to our unaudited Condensed Consolidated Financial Statements, we have restated our unaudited Condensed Consolidated Financial Statements as of June 30, 2023 and for the three and nine months ended June 30, 2023 contained in this Quarterly Report on Form 10-Q. As a result, the previously reported financial information as of and for the three and nine months ended June 30, 2023 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the relevant restatements. See Note 1A, Restatement of Previously Filed Financial Statements to our unaudited Condensed Consolidated Financial Statements for additional information related to the restatement, including descriptions of the adjustments and the impacts on our unaudited Condensed Consolidated Financial Statements.
Overview
We are an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable outdoor living products, including TimberTech® decking and railing, Versatex® and AZEK® Trim, and StruXure® pergolas. Homeowners continue to invest in their homes and outdoor spaces and we believe are increasingly recognizing the significant advantages of engineered, long-lasting products, which convert demand away from traditional materials, particularly wood. Our products transform those outdoor spaces by combining highly appealing aesthetics with significantly lower maintenance costs compared to traditional materials. Our innovative portfolio of outdoor living products, including decking, railing, trim, siding, cladding, pergolas and cabanas and accessories, inspires consumers to design outdoor spaces tailored to their unique lifestyle needs. In addition to our leading suite of outdoor living products, we sell a broad range of highly engineered products that are sold in commercial markets, including partitions, lockers and storage solutions. One of our core values is to “always do the right thing”. In furtherance of that value, we are focused on sustainability across our operations and have adopted strategies to enable us to meet the growing demand for environmentally-friendly products, including repurposing and increasing the amount of recycled materials within our products.
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
Economic Environment; Global Events
Our business and financial performance may be affected by the macroeconomic and geopolitical environment, including increased inflation, elevated interest rates and geopolitical events. For example, elevated interest rates and inflation levels may negatively impact the ability of consumers to purchase our products and may increase our raw material costs. Our business, financial condition and results of operations could be adversely affected if we are not able to pass any associated costs on to our customers or otherwise mitigate the impact of these pressures on us or our consumers. In addition, our business may be impacted by the direct and indirect effects of geopolitical events, including changes to domestic and international trade, economic and monetary policies, possible disruptions to global supply chains generally and our supply chain in particular. These events may also cause an increased threat of cyberattacks against U.S. companies, which could pose risks to the security of our information technology systems, as well as the confidentiality, availability and integrity of our or our customers’ data.
We are unable to fully predict the impact that the above events and conditions will have on the global economy, our industry or our business, financial condition, results of operations or cash flows. See also Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q and Part 1, Item 1A “Risk Factors” of our 2023 Form 10-K/A.
Recent Divestiture
On November 1, 2023, we completed the sale of our Vycom business within the Commercial segment for net proceeds of approximately $131.8 million. The divestiture allows us to focus on the highest value portions of our business and provides additional cash to finance our capital allocation priorities. As a result of the divestiture, we recognized a pre-tax gain on sale of $38.4 million during the nine months ended June 30, 2024.

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table summarizes certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		$ Variance	% Variance
(U.S. dollars in thousands)	2024	2023
		(As Restated)
Net sales	$434,369	$387,553	$46,816	12.1%
Cost of sales	270,045	255,639	14,406	5.6%
Gross profit	164,324	131,914	32,410	24.6%
Selling, general and administrative expenses	88,598	72,490	16,108	22.2%
Other general expenses	—	1,065	(1,065)	(100.0)%
Loss (gain) on disposal of property, plant and equipment	(49)	95	(144)	(151.6)%
Operating income	75,775	58,264	17,511	30.1%
Interest expense, net	7,863	10,408	(2,545)	(24.5)%
Gain on sale of business	(90)	—	(90)	N/M
Income tax expense	17,892	13,216	4,676	35.4%
Net income	$50,110	$34,640	$15,470	44.7%
“N/M” indicates the variance as a percentage is not meaningful.
Net Sales
Net sales for the three months ended June 30, 2024 increased by $46.8 million, or 12.1%, to $434.4 million from $387.6 million for the three months ended June 30, 2023. The increase was primarily due to higher sales volume in our Residential segment attributable to key growth initiatives, including channel expansion, new products and downstream sales and marketing investments, driving demand for our products, partially offset by the effect of the sale of our Vycom business in our Commercial segment. Net sales for the three months ended June 30, 2024 increased for our Residential segment by 18.3% and decreased for our Commercial segment by 48.9%, respectively, as compared to the prior year period.
Cost of Sales
Cost of sales for the three months ended June 30, 2024 increased by $14.4 million, or 5.6%, to $270.0 million from $255.6 million for the three months ended June 30, 2023, primarily due to higher net sales, partially offset by lower raw material costs driven by certain commodity deflation and higher utilization of manufacturing capacity.
Gross Profit
Gross profit for the three months ended June 30, 2024 increased by $32.4 million, or 24.6%, to $164.3 million from $131.9 million for the three months ended June 30, 2023. The increase in gross profit was primarily driven by higher net sales, lower raw material costs and higher plant utilization. Gross profit as a percent of net sales increased to 37.8% for the three months ended June 30, 2024 compared to 34.0% for the three months ended June 30, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $16.1 million, or 22.2%, to $88.6 million, or 20.4% of net sales, for the three months ended June 30, 2024 from $72.5 million, or 18.7% of net sales, for the three months ended June 30, 2023. The increase was primarily due to higher marketing expense, higher professional fees related to the restatement of our consolidated financial statements and condensed consolidated interim financial information as described in Note 1A “Restatement of Previously Filed Financial Statements” to our unaudited Condensed Consolidated Financial Statements, or the Restatement, and personnel costs.
Other General Expenses
Other general expenses were $1.1 million for the three months ended June 30, 2023, which related to our secondary offering in May 2023 as described in Note 13 to our unaudited Condensed Consolidated Financial Statements.

Loss (Gain) on Disposal of Property, Plant and Equipment
Loss (Gain) on disposal of property, plant and equipment decreased by $0.1 million to a gain of $0.05 million in the three months ended June 30, 2024 compared to a loss of $0.1 million in the three months ended June 30, 2023, primarily due to the proceeds received from the disposition of property, plant and equipment in the normal course of business.
Interest Expense, net
Interest expense, net decreased by $2.5 million, or 24.5%, to $7.9 million for the three months ended June 30, 2024 from $10.4 million for the three months ended June 30, 2023. Interest expense, net decreased due to higher interest income, partially offset by lower capitalized interest during the three months ended June 30, 2024, when compared to the three months ended June 30, 2023.
Gain On Sale Of Business
Gain on sale of business was $0.1 million during the three months ended June 30, 2024, which related to normal post-closing adjustments of the divestiture of our Vycom business within the Commercial segment.
Income Tax Expense
Income tax expense increased by $4.7 million to $17.9 million for the three months ended June 30, 2024 compared to $13.2 million for the three months ended June 30, 2023. The increase in our income tax expense was primarily driven by our higher pre-tax income.
Net Income
Net income increased by $15.5 million to $50.1 million for the three months ended June 30, 2024 compared to $34.6 million for the three months ended June 30, 2023, due to the factors described above.
Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023
The following tables summarizes certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the nine months ended June 30, 2024 and 2023.

	Nine Months Ended June 30,		$ Variance	% Variance
(U.S. dollars in thousands)	2024	2023
		(As Restated)
Net sales	$1,093,221	$981,504	$111,717	11.4%
Cost of sales	681,174	696,529	(15,355)	(2.2)%
Gross profit	412,047	284,975	127,072	44.6%
Selling, general and administrative expenses	249,042	220,211	28,831	13.1%
Other general expenses	—	1,065	(1,065)	(100.0)%
Loss on disposal of property, plant and equipment	2,049	278	1,771	637.1%
Operating income	160,956	63,421	97,535	153.8%
Interest expense, net	24,453	30,481	(6,028)	(19.8)%
Gain on sale of business	(38,390)	—	(38,390)	N/M
Income tax expense	49,877	9,810	40,067	408.4%
Net income	$125,016	$23,130	$101,886	440.5%
“N/M” indicates the variance as a percentage is not meaningful.
Net Sales
Net sales for the nine months ended June 30, 2024 increased by $111.7 million, or 11.4%, to $1,093.2 million from $981.5 million for the nine months ended June 30, 2023. The increase was primarily due to higher sales volume in our Residential segment attributable to key growth initiatives including channel expansion, new products and downstream sales and marketing investments, driving demand for AZEK products, partially offset by the effect of the sale of our Vycom business in our Commercial segment. Net sales for the nine months ended June 30, 2024 increased for our Residential segment by 19.3% and decreased for our Commercial segment by 52.3%, respectively, as compared to the prior year period.
Cost of Sales
Cost of sales for the nine months ended June 30, 2024 decreased by $15.4 million, or 2.2%, to $681.2 million from $696.5 million for the nine months ended June 30, 2023, primarily due to lower raw material costs driven by certain commodity deflation and higher utilization of manufacturing capacity.

Gross Profit
Gross profit for the nine months ended June 30, 2024 increased by $127.1 million, or 44.6%, to $412.0 million from $285.0 million for the nine months ended June 30, 2023. The increase in gross profit was primarily driven by higher net sales, lower raw material costs and higher plant utilization. Gross profit as a percent of net sales increased to 37.7% for the nine months ended June 30, 2024 compared to 29.0% for the nine months ended June 30, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $28.8 million, or 13.1%, to $249.0 million, or 22.8% of net sales, for the nine months ended June 30, 2024 from $220.2 million, or 22.4% of net sales, for the nine months ended June 30, 2023. The increase was primarily due to higher marketing expense, professional fees related to the Restatement, and stock-based compensation, partially offset by lower depreciation expense.
Other General Expenses
Other general expenses were $1.1 million for the nine months ended June 30, 2023, which related to our secondary offering in May 2023 as described in Note 13 to our unaudited Condensed Consolidated Financial Statements.
Loss on Disposal of Property, Plant and Equipment
Loss on disposal of property, plant and equipment increased by $1.8 million to $2.0 million for the nine months ended June 30, 2024 compared to $0.3 million for the nine months ended June 30, 2023, primarily related to the removal of dispensable equipment resulting from a modification of our manufacturing process.
Interest Expense, net
Interest expense, net decreased by $6.0 million, or 19.8%, to $24.5 million for the nine months ended June 30, 2024 from $30.5 million for the nine months ended June 30, 2023. Interest expense, net decreased due to higher interest income, partially offset by a higher interest rate on outstanding debt and lower capitalized interest during the nine months ended June 30, 2024, when compared to the nine months ended June 30, 2023.
Gain On Sale Of Business
Gain on sale of business was $38.4 million for the nine months ended June 30, 2024, which related to the divestiture of our Vycom business within the Commercial segment.
Income Tax Expense
Income tax expense increased by $40.1 million to $49.9 million for the nine months ended June 30, 2024 compared to $9.8 million for the nine months ended June 30, 2023. The increase in our income tax expense was primarily driven by our higher pre-tax income as well as the gain from the sale of our Vycom business.
Net Income
Net income increased by $101.9 million to $125.0 million for the nine months ended June 30, 2024 compared to $23.1 million for the nine months ended June 30, 2023, due to the factors described above.
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
Residential
The following table summarizes certain financial information relating to the Residential segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and nine months ended June 30, 2024 and 2023.

	Three Months Ended June 30,				Nine Months Ended June 30,
(U.S. dollars in thousands)	2024	2023	$ Variance	% Variance	2024	2023	$ Variance	% Variance
		(As Restated)				(As Restated)
Net sales	$416,009	$351,608	$64,401	18.3%	$1,041,550	$873,208	$168,342	19.3%
Segment Adjusted EBITDA(1)	116,965	87,887	29,078	33.1%	279,330	160,124	119,206	74.4%
Segment Adjusted EBITDA Margin	28.1%	25.0%	N/A	N/A	26.8%	18.3%	N/A	N/A
(1)Effective as of December 31, 2023, Residential segment Adjusted EBITDA includes all corporate expenses, such as selling, general and administrative costs related to our corporate offices, including payroll and other professional fees. The prior periods have been recast to reflect the change.
Net Sales
Net sales for the three months ended June 30, 2024 increased by $64.4 million, or 18.3%, to $416.0 million from $351.6 million for the three months ended June 30, 2023. The increase was attributable to higher net sales related to our Deck, Rail & Accessories business, partially offset by slightly lower net sales related to our Exteriors business as it laps strong growth in the prior year.
Net sales for the nine months ended June 30, 2024 increased by $168.3 million, or 19.3%, to $1,041.6 million from $873.2 million for the nine months ended June 30, 2023. The increase was attributable to higher net sales related to our Deck, Rail & Accessories business, partially offset by slightly lower net sales related to our Exteriors business as it laps strong growth in the prior year.
Segment Adjusted EBITDA
Segment Adjusted EBITDA for the three months ended June 30, 2024 increased by $29.1 million, or 33.1%, to $117.0 million from $87.9 million for the three months ended June 30, 2023. The increase was mainly driven by higher net sales, lower raw material costs and higher plant utilization, partially offset by higher marketing and selling expenses.
Segment Adjusted EBITDA for the nine months ended June 30, 2024 increased by $119.2 million, or 74.4%, to $279.3 million from $160.1 million for the nine months ended June 30, 2023. The increase was mainly driven by higher net sales, lower raw material costs and higher plant utilization, partially offset by higher marketing and selling expenses.
Commercial
The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and nine months ended June 30, 2024 and 2023.

	Three Months Ended June 30,				Nine Months Ended June 30,
(U.S. dollars in thousands)	2024	2023		% Variance	2024	2023		% Variance
Net sales	$18,360	$35,945	$(17,585)	(48.9)%	$51,671	$108,296	$(56,625)	(52.3)%
Segment Adjusted EBITDA	2,455	8,780	(6,325)	(72.0)%	8,257	21,763	(13,506)	(62.1)%
Segment Adjusted EBITDA Margin	13.4%	24.4%	N/A	N/A	16.0%	20.1%	N/A	N/A
Net Sales
Net sales for the three months ended June 30, 2024 decreased by $17.6 million, or 48.9%, to $18.4 million from $35.9 million for the three months ended June 30, 2023, primarily due to the sale of our Vycom business. Vycom net sales were $18.6 million for the three months ended June 30, 2023.
Net sales for the nine months ended June 30, 2024 decreased by $56.6 million, or 52.3%, to $51.7 million from $108.3 million for the nine months ended June 30, 2023, primarily due to the sale of our Vycom business. Vycom net sales were $3.3 million for the nine months ended June 30, 2024 (prior to its divestment on November 1, 2023) compared to $59.6 million for the nine months ended June 30, 2023.

Segment Adjusted EBITDA
Segment Adjusted EBITDA of the Commercial segment was $2.5 million for the three months ended June 30, 2024, compared to $8.8 million for the three months ended June 30, 2023. The decrease was primarily driven by lower net sales due to the sale of our Vycom business, partially offset by lower material costs.
Segment Adjusted EBITDA of the Commercial segment was $8.3 million for the nine months ended June 30, 2024, compared to $21.8 million for the nine months ended June 30, 2023. The decrease was primarily driven by lower net sales due to the sale of our Vycom business, partially offset by lower material costs.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands, except per share amounts)	2024	2023	2024	2023
		(As Restated)		(As Restated)
GAAP Financial Measures:
Gross Profit	$164,324	$131,914	$412,047	$284,975
Gross Profit Margin	37.8%	34.0%	37.7%	29.0%
Net Income	$50,110	$34,640	$125,016	$23,130
Net Income Per Common Share - Diluted	$0.34	$0.23	$0.84	$0.15
Net Profit Margin	11.5%	8.9%	11.4%	2.4%
Net Cash Provided By Operating Activities	$195,075	$171,751	$163,981	$235,893
Net Cash Provided By (Used In) Investing Activities	$(23,453)	$(6,701)	$71,714	$(54,047)
Net Cash Used In Financing Activities	$(52,073)	$(46,712)	$(167,061)	$(58,066)

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands, except per share amounts)	2024	2023	2024	2023
		(As Restated)		(As Restated)
Non-GAAP Financial Measures:
Adjusted Gross Profit	$168,102	$136,429	$423,486	$298,828
Adjusted Gross Profit Margin	38.7%	35.2%	38.7%	30.4%
Adjusted Net Income	$62,012	$44,810	$135,364	$56,003
Adjusted Diluted EPS	$0.42	$0.30	$0.91	$0.37
Adjusted EBITDA	$119,420	$96,667	$287,587	$181,887
Adjusted EBITDA Margin	27.5%	24.9%	26.3%	18.5%
Free Cash Flow	$177,521	$164,976	$109,548	$181,834
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
The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:
Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands)	2024	2023	2024	2023
		(As Restated)		(As Restated)
Gross Profit	$164,324	$131,914	$412,047	$284,975
Amortization(1)	3,778	4,515	11,439	13,737
Other costs(2)	—	—	—	116
Adjusted Gross Profit	$168,102	$136,429	$423,486	$298,828

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Gross Margin	37.8%	34.0%	37.7%	29.0%
Amortization	0.9%	1.2%	1.0%	1.4%
Other costs	0.0%	0.0%	0.0%	0.0%
Adjusted Gross Profit Margin	38.7%	35.2%	38.7%	30.4%
_______________________________________________________
(1)Effective as of December 31, 2023, we revised the definition of Adjusted Gross Profit to no longer exclude depreciation expense. The prior periods have been recast to reflect the change.
(2)Other costs include costs related to a reduction in workforce of $0.1 million in the nine months ended June 30, 2024.

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands, except per share amounts)	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net Income	$50,110	$34,640	$125,016	$23,130
Amortization	9,840	11,578	29,876	35,035
Stock-based compensation costs(1)	475	1,062	4,188	3,422
Acquisition and divestiture costs(2)	364	—	1,012	4,535
Gain on sale of business(3)	(90)	—	(38,390)	—
Secondary offering costs	—	1,065	—	1,065
Other costs(4)	5,582	111	9,012	580
Tax impact of adjustments(5)	(4,269)	(3,646)	4,650	(11,764)
Adjusted Net Income	$62,012	$44,810	$135,364	$56,003

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net Income	$0.34	$0.23	$0.84	$0.15
Amortization	0.07	0.07	0.20	0.23
Stock-based compensation costs	—	0.01	0.03	0.02
Acquisition and divestiture costs	—	—	0.01	0.03
Gain on sale of business	—	—	(0.26)	—
Secondary offering costs	—	0.01	—	0.01
Other costs	0.04	—	0.06	0.01
Tax impact of adjustments	(0.03)	(0.02)	0.03	(0.08)
Adjusted Diluted EPS(6)	$0.42	$0.30	$0.91	$0.37
_______________________________________________________
(1)Stock-based compensation costs reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.
(2)Acquisition and divestiture costs reflect costs related to acquisitions of $0.4 million in the three months ended June 30, 2024, and $0.5 million and $3.9 million in the nine months ended June 30, 2024 and 2023, respectively, and costs related to divestiture of $0.5 million and $0.7 million in the nine months ended June 30, 2024 and 2023, respectively.
(3)Gain on sale of business relates to the sale of the Vycom business.
(4)Other costs include costs related to the Restatement of $4.9 million in the three and nine months ended June 30, 2024, costs related to removal of dispensable equipment resulting from a modification of the Company's manufacturing process of $2.4 million in the nine months ended June 30, 2024, reduction in workforce costs of $0.1 million in the three months ended June 30, 2023, and $0.3 million and $0.3 million in the nine months ended June 30, 2024 and 2023, respectively, costs for legal expenses of $0.7 million in the three months ended June 30, 2024, and $1.1 million and $0.2 million in the nine months ended June 30, 2024 and 2023, respectively, and other costs of $0.3 million and $0.1 million for the nine months ended June 30, 2024 and 2023, respectively.
(5)Tax impact of adjustments, except for gain on sale of business, are based on applying a combined U.S. federal and state statutory tax rate of 26.5% for the three and nine months ended June 30, 2024 and 2023, respectively. Tax impact of adjustment for gain on sale of business is based on applying a combined U.S. federal and state statutory tax rate of 42.1% for the three and nine months ended June 30, 2024, respectively.
(6)Weighted average common shares outstanding used in computing diluted net income per common share of 147,495,902 and 151,069,954 for the three months ended June 30, 2024 and 2023, respectively, and 148,011,393 and 151,056,199 for the nine months ended June 30, 2024 and 2023, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands)	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net Income	$50,110	$34,640	$125,016	$23,130
Interest expense, net	7,863	10,408	24,453	30,481
Depreciation and amortization	31,871	33,063	96,012	98,539
Income tax expense	17,892	13,216	49,877	9,810
Stock-based compensation costs	5,828	4,164	20,595	13,747
Acquisition and divestiture costs(1)	364	—	1,012	4,535
Gain on sale of business(2)	(90)	—	(38,390)	—
Secondary offering costs	—	1,065	—	1,065
Other costs(3)	5,582	111	9,012	580
Total adjustments	69,310	62,027	162,571	158,757
Adjusted EBITDA	$119,420	$96,667	$287,587	$181,887

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net Profit Margin	11.5%	8.9%	11.4%	2.4%
Interest expense, net	1.8%	2.7%	2.2%	3.1%
Depreciation and amortization	7.4%	8.5%	8.8%	9.9%
Income tax expense	4.1%	3.4%	4.6%	1.0%
Stock-based compensation costs	1.3%	1.1%	1.9%	1.4%
Acquisition and divestiture costs	0.1%	—%	0.1%	0.5%
Gain on sale of business	—%	—%	(3.5)%	—%
Secondary offering costs	—%	0.3%	—%	0.1%
Other costs	1.3%	—%	0.8%	0.1%
Total adjustments	16.0%	16.0%	14.9%	16.1%
Adjusted EBITDA Margin	27.5%	24.9%	26.3%	18.5%
_______________________________________________________
(1)Acquisition and divestiture costs reflect costs related to acquisitions of $0.4 million in the three months ended June 30, 2024, and $0.5 million and $3.9 million in the nine months ended June 30, 2024 and 2023, respectively, and costs related to divestiture of $0.5 million and $0.7 million in the nine months ended June 30, 2024 and 2023, respectively.
(2)Gain on sale of business relates to the sale of the Vycom business.
(3)Other costs include costs related to the Restatement of $4.9 million in the three and nine months ended June 30, 2024, costs related to removal of dispensable equipment resulting from a modification of the Company's manufacturing process of $2.4 million in the nine months ended June 30, 2024, reduction in workforce costs of $0.1 million in the three months ended June 30, 2023, and $0.3 million and $0.3 million in the nine months ended June 30, 2024 and 2023, respectively, costs for legal expenses of $0.7 million in the three months ended June 30, 2024, and $1.1 million and $0.2 million in the nine months ended June 30, 2024 and 2023, respectively, and other costs of $0.3 million and $0.1 million for the nine months ended June 30, 2024 and 2023, respectively.

Free Cash Flow Reconciliation

	Three Months Ended June 30,		Nine Months Ended June 30,
(U.S. dollars in thousands)	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net cash provided by operating activities	$195,075	$171,751	$163,981	$235,893
Less: Purchases of property, plant and equipment	(17,554)	(6,775)	(54,433)	(54,059)
Free Cash Flow	$177,521	$164,976	$109,548	$181,834
Net cash provided by (used in) investing activities	$(23,453)	$(6,701)	$71,714	$(54,047)
Net cash used in financing activities	$(52,073)	$(46,712)	$(167,061)	$(58,066)
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs are to fund operations, working capital, capital expenditures, debt service, share repurchases and any acquisitions we may undertake. As of June 30, 2024, we had cash and cash equivalents of $346.9 million and total indebtedness of $589.5 million. The AZEK Group LLC (f/k/a CPG International LLC), our direct, wholly owned subsidiary, had approximately $147.8 million available under the borrowing base for future borrowings as of June 30, 2024. The AZEK Group LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.
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
On September 30, 2013, our subsidiary, The AZEK Group LLC (as successor-in-interest to CPG Merger Sub LLC, a limited liability company formed to effect the acquisition of The AZEK Group LLC), and the lenders party thereto entered into the Revolving Credit Facility. On March 9, 2017, the Revolving Credit Facility was amended and restated to provide for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base is limited to a specified percentage of eligible accounts receivable and inventory, less reserves that may be established by the Revolver Administrative Agent in the exercise of its reasonable credit judgment. As of June 30, 2024 and September 30, 2023, The AZEK Group LLC had no outstanding borrowings under the Revolving Credit Facility and had $2.2 million and $2.8 million of outstanding letters of credit held against the

Revolving Credit Facility, respectively. As of June 30, 2024 and September 30, 2023, The AZEK Group LLC had approximately $147.8 million and $147.2 million, respectively available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $346.9 million and $278.3 million, respectively. As our borrowing capacity under the Revolving Credit Facility depends, in part, on inventory, accounts receivable and other assets that fluctuate from time to time, the amount available under the borrowing base may not reflect actual borrowing capacity under the Revolving Credit Facility.
Cash Uses
Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, share repurchases, and, if market conditions warrant, making selected acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.
The table below details the total operating, investing and financing activity cash flows for the nine months ended June 30, 2024 and 2023.
Cash Flows

	Nine Months Ended June 30,		$ Variance	% Variance
(U.S. dollars in thousands)	2024	2023
		(As Restated)
Net cash provided by operating activities	$163,981	$235,893	$(71,912)	(30.5)%
Net cash provided by (used in) investing activities	71,714	(54,047)	125,761	232.7%
Net cash used in financing activities	(167,061)	(58,066)	(108,995)	(187.7)%
Net increase in cash and cash equivalents	$68,634	$123,780	$(55,146)	(44.6)%
Operating Activities
Net cash provided by operating activities was $164.0 million and $235.9 million for the nine months ended June 30, 2024 and 2023, respectively. The $71.9 million decrease in cash provided by operating activities is primarily related to the increase in inventory and higher trade receivables, partially offset by increased profitability due to higher net sales and lower raw material costs.
Investing Activities
Net cash provided by (used in) investing activities was $71.7 million and $(54.0) million for the nine months ended June 30, 2024 and 2023, respectively. Net cash provided by investing activities for the nine months ended June 30, 2024 primarily consisted of $(54.4) million for purchases of property, plant and equipment in the normal course of business and $131.8 million net proceeds from the sale of the Vycom business, while net cash used in investing activities for the nine months ended June 30, 2023, consisted of $(54.1) million for purchases of property, plant and equipment in the normal course of business.
Financing Activities
Net cash used in financing activities was $167.1 million and $58.1 million for the nine months ended June 30, 2024 and 2023, respectively. Net cash used in financing activities for the nine months ended June 30, 2024 primarily consisted of $175.0 million of treasury stock repurchases and $4.5 million of debt principal payments, partially offset by $19.4 million of exercise of vested stock options, while net cash used in financing activities for the nine months ended June 30, 2023, consisted of $55.5 million of treasury stock repurchases and $4.5 million of debt principal payments, partially offset by $11.1 million of exercise of vested stock options..
Share Repurchase Program
On May 5, 2022, the Board of Directors authorized us to repurchase up to $400 million of our Class A common stock. On June 12, 2024, the Board of Directors authorized us to repurchase up to $600 million of our Class A common stock in addition to the then remaining approximately $76 million available pursuant to our prior authorization. The program allows us to repurchase our shares opportunistically from time to time. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, accelerated share repurchases or tender offers, some of which may be effected through Rule 10b5-1 plans, or a combination of the foregoing. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be discontinued at any time.

The table below summarizes our repurchases of our Class A common stock during the three and nine months ended June 30, 2024 and 2023 (in thousands, except per share amount):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Total number of shares repurchased	857	1,947	4,110	2,300
Reacquisition cost(1), (2), (3), (4)	$50,400	$48,480	$176,615	$55,968
Average price per share	$47.14	$24.90	$40.54	$24.34
(1)On June 17, 2024, we entered into a $50 million accelerated share repurchase agreement, or the "ASR" with Goldman Sachs & Co. LLC, or Goldman Sachs. Goldman Sachs delivered approximately 857,081 initial shares to us on June 18, 2024based on the closing price of our Class A common stock of $46.67 on June 17, 2024. The total value of the initial shares represents 80% of the ASR. Goldman Sachs terminated the ASR on August 2, 2024 and delivered 308,629 additional shares to us on August 5, 2024 upon final settlement for no additional consideration. The average purchase price per share for shares purchased by us pursuant to the ASR was $42.89.
(2)During the nine months ended June 30, 2024, we also repurchased approximately 2,725,707 shares of our Class A common stock under a $100 million ASR which was settled in February 2024 and approximately 526,718 shares of our Class A common stock on the open market for an approximately $25 million reacquisition cost.
(3)Reacquisition cost in the three and nine months ended June 30, 2023 includes the $36 million repurchase from the underwriter upon the completion of the secondary offering as described in Note 13 to our unaudited Condensed Consolidated Financial Statements. The remaining repurchases in the three and nine months ended June 30, 2023 were made through open market transactions.
(4)We recognized $0.4 million and $1.6 million excise tax as reacquisition cost of share repurchases for the three and nine months ended June 30, 2024, respectively, and $0.5 million excise tax as reacquisition cost of share repurchases for the three months ended June 30, 2023.
As of June 30, 2024, we had approximately $625.3 million available for repurchases under the Share Repurchase Program.
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
The Revolving Credit Facility provides for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. As of June 30, 2024, outstanding revolving loans under the Revolving Credit Facility bore interest at a rate which equaled, at our option, either (i) for alternative base rate, or ABR, borrowings, the highest of (a) the Federal Funds Rate plus 50 basis points, (b) the prime rate and (c) the Adjusted Term SOFR, as of such date for a deposit in U.S. dollars with a maturity of one month plus 100 basis points, plus, in each case, a spread of 25 to 75 basis points based on average historical availability, or (ii) for SOFR borrowings, the Adjusted Term SOFR plus a spread of 125 to 175 basis points, based on average historical availability. The maturity of the Revolving Credit Facility is the earlier of March 31, 2026 and the date that is 91 days prior to the maturity of the Term Loan Agreement or any permitted refinancing thereof.
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

The Revolving Credit Facility contains affirmative covenants that are customary for financings of this type, including allowing the Revolver Administrative Agent to perform periodic field exams and appraisals to evaluate the borrowing base. The Revolving Credit Facility contains various negative covenants, including limitations on, subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, dispositions, investments, acquisitions, restricted payments, transactions with affiliates, as well as other negative covenants customary for financings of this type. The Revolving Credit Facility also includes a financial maintenance covenant, applicable only when the excess availability is less than the greater of (i) 10% of the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base, and (ii) $12.5 million. In such circumstances, we would be required to maintain a minimum fixed charge coverage ratio (as defined in the Revolving Credit Facility) for the trailing four quarters equal to at least 1.0 to 1.0; subject to our ability to make an equity cure (no more than twice in any four quarter period and up to five times over the life of the facility). As of June 30, 2024 and September 30, 2023, The AZEK Group LLC was in compliance with the financial and nonfinancial covenants imposed by the Revolving Credit Facility. The Revolving Credit Facility also includes customary events of default, including the occurrence of a change of control. On May 22, 2024, as a result of our delayed filing of our Form 10-Q for the quarter ended March 31, 2024, The AZEK Group LLC was not in compliance with the financial reporting requirements in the Revolving Credit Facility, which non-compliance was subject to a 30-day grace period. Because we filed our Form 10-Q for the quarter ended March 31, 2024 on June 14, 2024, which was within the grace period, The AZEK Group LLC regained compliance and no event of default occurred.
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
The Term Loan Agreement contains affirmative covenants, negative covenants and events of default, which are broadly consistent with those in the Revolving Credit Facility (with certain differences consistent with the differences between a revolving loan and term loan) and that are customary for facilities of this type. The Term Loan Agreement does not have any financial maintenance covenants. The Term Loan Agreement also includes customary events of default, including the occurrence of a change of control. On May 22, 2024, as a result of our delayed filing of our Form 10-Q for the quarter ended March 31, 2024, The AZEK Group LLC was not in compliance with the financial reporting requirements in the Term Loan Agreement, which non-compliance was subject to a 30-day grace period. Because we filed our Form 10-Q for the quarter ended March 31, 2024 on June 14, 2024, which was within the grace period, The AZEK Group LLC regained compliance and no event of default occurred.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the Revolving Credit Facility. As of June 30, 2024 and September 30, 2023, we had $589.5 million and $594.0 million outstanding under the Term Loan Agreement, respectively, and no outstanding amounts under the Revolving Credit Facility, respectively. The Term Loan Agreement and Revolving Credit Facility bear interest at variable rates. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities, after giving effect to related derivatives, as of June 30, 2024 and 2023, would have increased or decreased annual cash interest by approximately $2.9 million and $3.0 million, respectively.
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
Credit Risk
As of June 30, 2024 and September 30, 2023, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of the material weaknesses in our internal control over financial reporting described in Part II, Item 9A of our 2023 Form 10-K/A.
Management’s Plan to Remediate the Material Weaknesses
As it relates to the material weaknesses that exist as of June 30, 2024, we are currently in the process of designing and implementing remediation plans and taking steps to address the root cause of the material weaknesses described above. Such plans include, but may not be limited to, the following:
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
Changes in Internal Control Over Financial Reporting
Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information with respect to our purchases of our Class A common stock during the three months ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1), (2), (3)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1), (2), (3)
April 1, 2024 – April 30, 2024	—	$—	—	$75,723,021
May 1, 2024 – May 31, 2024	—	—	—	75,723,021
June 1, 2024 – June 30, 2024	857,081	47.14	857,081	625,323,021
Total	857,081	$47.14	857,081
(1)On May 5, 2022, the Board of Directors authorized us to repurchase up to $400 million of our Class A common stock. On June 12, 2024, the Board of Directors authorized us to repurchase up to $600 million of our Class A common stock in addition to the then remaining approximately $76 million available pursuant to our prior authorization.
(2)On June 17, 2024, we entered into a $50 million ASR with Goldman Sachs. Goldman Sachs delivered 857,081 initial shares to us on June 18, 2024, based on the closing price of our Class A common stock of $46.67 on June 17, 2024. The total value of the initial shares represents 80% of the ASR. The final settlement of the ASR will be based on the volume-weighted average price of our Class A common stock over the repurchase period, subject to certain adjustments. We expect to settle the ASR in the fourth quarter of fiscal year 2024.
(3)We recognized $0.4 million excise tax as reacquisition cost of share repurchases for the three months ended June 30, 2024.
See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information on share repurchase program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Second Restated Certificate of Incorporation of The AZEK Company Inc.	8-K	3.2	03/01/2023	001-39322

3.2	Amended and Restated Bylaws of The AZEK Company Inc. (Effective June 12, 2024)	10-Q	3.2	06/14/2024	001-39322

4.2	Registration Rights Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.2	08/14/2020	001-39322

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

The AZEK Company Inc.

Date: August 8, 2024	By:	/s/ Peter Clifford
Peter Clifford Senior Vice President and Chief Financial Officer (Principal Financial Officer)