Form 10-K
period 2024-09-30
AZEK Co Inc.
filed 2024-11-20
CIK 1782754

3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 001-39322
_________________________________________________________________________
The AZEK Company Inc.
(Exact name of Registrant as specified in its Charter)
________________________________________________________________________

Delaware	90-1017663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 W Fulton Street, Suite 350, Chicago, Illinois	60607
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (877) 275-2935
______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Class A Common Stock, par value $0.001 per share	AZEK	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
______________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at March 31, 2024 (the last day of the registrant’s most recent second quarter) was $7,159,276,470 based on the closing price of the registrant’s Class A common stock as reported on the New York Stock Exchange on such date.
As of October 31, 2024, the registrant had 143,015,614 shares of Class A Common Stock, $0.001 par value per share, and no shares of Class B Common Stock, $0.001 par value per share, outstanding.
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended September 30, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Item 1. Business.
General
The AZEK Company Inc. (the Company, which may be referred to as AZEK, we or us) is an industry-leading designer and manufacturer of beautiful, low maintenance and environmentally sustainable outdoor living products, including TimberTech® decking and railing, Versatex® and AZEK® Trim, and StruXure® pergolas. Our predecessor was formed on August 15, 2013, and, in connection with our initial public offering, or our IPO, we became a Delaware corporation and changed our name to The AZEK Company Inc. on June 11, 2020. Our principal executive offices are located at 1330 W. Fulton Street, Suite 350, Chicago, Illinois 60607, and our telephone number is 877-275-2935. We operate highly automated manufacturing and recycling facilities across the United States, including principal locations in Ohio, Pennsylvania and Idaho. Our website address is www.azekco.com. We use our investor relations website at investors.azekco.com as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls and webcasts. We also make available free of charge on our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC at www.sec.gov. The contents of our websites and webcasts and information that can be accessed through our websites and webcasts are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with (or furnish to) the SEC, and any references to our websites and webcasts are intended to be inactive textual references only.
Business and Growth Strategies
We are an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable products focused on the highly attractive, large and fast-growing outdoor living sector. Homeowners continue to invest in their homes and outdoor spaces and, increasingly recognize the significant advantages of engineered, long-lasting products such as those made by The AZEK Company. Our products transform outdoor spaces by combining beautiful aesthetics with lower maintenance as compared to traditional materials such as wood. Our innovative range of outdoor living and home exterior products, including decking, railing, exterior trim, siding, cladding, pergolas and cabanas and accessories, inspires consumers to design outdoor spaces tailored to their unique lifestyle needs. We are a leader in our product categories because of our significant scale, vertically-integrated manufacturing capabilities, extensive material science expertise and execution-focused management team.
Over our more than 40-year history, we have developed a reputation as a leading innovator in our categories by leveraging our differentiated manufacturing capabilities, material science and research and development, or R&D, expertise to capitalize on secular growth trends that are accelerating material conversion from traditional materials such as wood, to sustainable, low-maintenance engineered materials, and to expand our business. We believe that being innovative and consistently launching new, high-quality products into the market, combined with our consistent investments in sales, marketing, R&D and manufacturing, will continue to solidify our position as a leader in outdoor living and enable us to generate long-term demand for our products through various economic cycles. Throughout our history, we have introduced numerous disruptive products and demonstrated our ability to drive material conversion and expand our range of products, addressing consumer needs across a wide range of price points. We have achieved a premium brand reputation through our unwavering commitment to our customers and developing innovative new products that combine the latest style and design trends with our differentiated material science expertise and proprietary production technologies. Our competitive advantages enable us to create award-winning products and back them with some of the industry’s longest warranties, such as the 50-year fade & stain limited warranty and the lifetime product limited warranty that we offer on our TimberTech Advanced PVCTM decking product lines.
We have created an operating platform that is centered around sustainability, one of our core strategic pillars, which extends across our value chain from product design to raw material sourcing and manufacturing, and we increasingly utilize plastic waste, recycled wood and scrap in our products. We have also made, and continue to make, significant investments in our recycling capabilities, which further enhance the sustainability of our manufacturing operations and reduce our costs. Our recycling operations are managed under our Return Polymers subsidiary. Today, leveraging the output from these recycling facilities, our TimberTech Composite decking lines offer high-quality products made from up to 85% recycled material, and our TimberTech Advanced PVC decking lines, which offer our most realistic wood looks, are made from up to 65% recycled material. These recycling facilities also provide recycled material for use in our exteriors product lines. Through our recycling programs, in fiscal 2024, approximately 520 million pounds of waste and scrap that would otherwise likely have been destined for landfills were used to manufacture our products. Furthermore, nearly 100% of the scrap generated from our operations is re-used, and the majority of our TimberTech, AZEK ExteriorsTM and Versatex products are recyclable at the end of their useful lives through our FULL-CIRCLETM recycling programs.
We believe our multi-faceted growth and margin expansion strategy positions us to deliver above-market growth. This strategy includes initiatives to:

•Accelerate material conversion from wood and other traditional building materials to our low-maintenance, long-lasting products by capitalizing on downstream awareness and sales investments;
•Build the leading consumer brand and best-in-class consumer journey experience in outdoor living;
•Introduce innovative, sustainable new products that expand our addressable market;
•Drive multi-channel expansion by extending our reach across geographies, channels and end-users;
•Expand margins through enhanced recycling capabilities and productivity initiatives; and
•Execute strategic acquisitions that broaden our product portfolio, expand our addressable market and enhance our manufacturing operations.
Our Brands and Products
We operate in two reportable segments: Residential and Commercial. Our Residential segment serves the high-growth outdoor living sector by offering products that inspire consumers to design outdoor spaces tailored to their individual lifestyles. Our innovative outdoor living and home exterior products, including decking, railing, exterior trim, siding and cladding, pergolas and cabanas and accessories, are sold under our TimberTech, AZEK Exteriors, VERSATEX, ULTRALOX®, StruXure® and INTEX® brands. Our Commercial segment addresses demand for sustainable, low-maintenance privacy and storage solutions primarily for schools, stadium arenas and recreational and commercial facilities. On November 1, 2023, we divested the Vycom business, which was within the Commercial segment.
Residential Segment
In our Residential segment, we design and manufacture engineered outdoor living and home exterior products, including decking, railing, exterior trim, siding and cladding, pergolas and cabanas and accessories that drive conversion away from wood and other traditional materials. These products are primarily manufactured using capped wood composites and PVC technology that are aesthetically similar, yet functionally superior, to finished wood, as they require less maintenance, do not rot, are resistant to water, warping, insects, stains, moisture, mold, mildew, scuffs and scratching, and generally do not require painting or staining for protection. Many of our products are also designed to ease installation for contractors and builders and reduce lifetime maintenance costs for consumers, without sacrificing aesthetics. We believe these factors, combined with some of the industry’s longest warranties and a comprehensive range of on-trend color palettes and styles, drive contractor loyalty and offer a compelling choice for consumers looking to reinvent their outdoor living spaces and the exteriors of their homes.
In fiscal year 2024, our Residential segment generated net sales of $1,369 million, representing approximately 95% of our total consolidated net sales. Our Residential segment consists of Deck, Rail & Accessories which is approximately 70% of Residential net sales and Exteriors which is approximately 30% of Residential net sales. Demand for our Residential segment products is largely driven by repair and remodel activity, which we estimate accounted for approximately 80% of our Residential segment net sales in fiscal year 2024 with the remaining sales attributable to new construction activity.
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
Through our primary decking product lines—TimberTech Advanced PVC and TimberTech Composite—we offer a broad range of colors, textures and styles to provide consumers with a myriad of design options at a variety of price points. Our TimberTech Advanced PVC technology is our most advanced, premium capped polymer technology and offers single- and multi-color options, multiple form factors, including various widths and a 1.5” thick profile version, and increased benefits with respect to durability, slip resistance, heat dissipation and fire resistance (including Class A flame spread and ignition resistant designations on certain collections), as compared to both wood and capped composite products. TimberTech Advanced PVC products are made from up to 65% recycled content. Our TimberTech Composite technology is made from up to 85% recycled content including a combination of recycled plastics and 100% recycled wood. All of our decking lines are backed by our industry-leading warranties, ranging from 25-year fade and stain limited warranties on our TimberTech Composite Prime products to a lifetime product limited warranty and a 50-year fade and stain limited warranty on our TimberTech Advanced PVC products.

Our decking product lines are complemented by our porch collection as well as our broad range of decking accessories, including in-deck and riser lighting, risers for use on stairs, fascia, flashing and joist tape and our TimberTech Deck Cleaner. Our expanding collection of porch products leverages the same materials and production technologies as our industry-leading decking products and allows us to deliver similar design aesthetics and low-maintenance benefits across a variety of textures. We also offer a broad range of high-quality fasteners that enable an efficient installation, safe fastening and superior aesthetics, including traditional fasteners, which are color-matched to the decking product and are offered in both coated carbon steel and stainless steel; concealed fasteners, which are covered with a color-matching cap to blend into the associated decking product; and hidden fasteners, which are fastened out of sight between the decking boards.
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
Our railing products are available in various materials and in a broad range of colors, finishes and styles, including traditional, modern and minimalist designs, and we offer a wide selection of infill options, such as composite and aluminum balusters, cable rails and glass panel kits. Our aluminum railing products are lighter weight and easier to install than other metal railing materials, and their sleek, minimalistic designs allow unobstructed views, especially when coupled with a glass or cable infill option. Our railing products are diverse and highly customizable, and, in addition to complementing our decking product lines, they also appeal to a broader, stand-alone sector, such as for use on decks constructed from traditional materials and in commercial applications.
We are particularly well positioned to serve the fast-growing aluminum railing sector. Using Ultralox’s proprietary Interlocking Machine, a dealer or contractor can create a customized aluminum, pre-panelized, interlocking railing system on site. This facilitates faster and easier assembly and installation without special tools, mechanical fasteners or welding for both residential and commercial applications.
To complement our railing products, we offer an array of functional and decorative accessories, including drink rails, structural mounting posts, a complete lighting package and gate kits. Our decking, railing and related accessory products are frequently used in combination in order to enable consumers to create their own highly customized and sustainable outdoor living spaces.
Exteriors
We are the leading designer and manufacturer of PVC trim and moulding products for the outdoor living and home exteriors sector. We operate two large PVC trim manufacturing plants and offer a diverse range of PVC trim and moulding products through our AZEK Exteriors and VERSATEX brands. Our trim and moulding products are aesthetically similar to wood and can be easily milled, routed or shaped for use in almost any application. Our products are moisture- and insect-resistant and are more durable and require less maintenance than traditional wood products. Contractors and homeowners can use our products in conventional applications, to express their creativity through unique home exteriors, and to complement our decking and railing products. For example, two-story decks are often paired with column wraps, canvas porch ceilings and other trim and moulding accents. Our trim and moulding products are also increasingly utilized within the home, including as wainscot trim or as shiplap, which originated to protect the exteriors of homes in harsh climates, but is now a popular way to create unique interior spaces. Our products are also used by mill shops and original equipment manufacturer, or OEM fabricators, who rely on our products due to their consistent formulation, dimensional accuracy and precision and high machinability, to manufacture a wide range of other outdoor living and home exterior products such as pergolas, arbors and flowerbeds. In addition, we offer custom milled solutions through our INTEX brand for builders and a number of accessories such as fastening systems, adhesives, sealants, and bonding solutions.
Our full line of AZEK Exteriors and VERSATEX products includes trim and moulding, value-added fabricated products, paintable trim and specialty siding solutions:

Trim Boards and Sheets	Moulding and Tongue & Groove Products	Value-Added Products	Colors & Natural Visuals	Premium Siding
▪Boards—Manufactured with sealed edges and shipped with a protective film, our trim board is highly versatile and can be milled, routed, or heat formed to be used in many different applications.
▪Sheet—Our sheets provide a clean backdrop over an expansive area and can be used for large scale fabrication such as pergolas and arbors.
▪Skirt Boards—Designed to provide moisture resistance at ground contact and help direct water away from the structure. These products are easy to install with fiber cement, vinyl, or wood siding.

▪Moulding—Used to enable customizations, cover transitions or provide crisp, architectural style elements to home exteriors.
▪Tongue & Groove Profiles—Easily add the classic style of beadboard, nickel gap, and shiplap in horizontal or vertical orientation to complement housing exteriors.

▪Column Wraps—Our column wraps are offered in multiple styles and can quickly and easily improve the aesthetics of a standard wood post with minimal labor.
▪Quick Corner Boards—Our one-piece corner boards are easy to install, feature smooth, outside edges and are aesthetically superior to two-piece corners, which can gather dirt along their edges.
▪J-Channel and Stealth Products—Designed to complement siding and for easy installation around windows and corners.

▪Canvas Series®—Designed to add contrast to porch ceilings and interior trim projects, these products deliver the look of rich hardwoods without knots or labor intensive staining requirements.
▪PaintPro®— Innovative cellular PVC trim that has the same high- performance and low-maintenance benefits of traditional AZEK trim, but can be painted many colors. PaintPro trim offers quick drying times with no priming needed and superior paint adhesion.

▪TimberTech Cladding—Combines premium natural hardwood aesthetics and the durability of advanced polymer technology for use as a cladding rain screen for premium curb appeal.
▪XCEED Siding—A high-performance lap siding, available in various UV-resistant colors, that offers the aesthetic appeal of traditional wood siding without the maintenance, as it resists moisture, cracking, and warping.
▪Board & Batten—Combines different sizes of AZEK board and batten strips to create unique patterns that add texture and shadows to a home's exterior.

Pergolas and Cabanas
Our pergola and cabana product offerings primarily consist of high-quality and innovative pergolas and cabanas manufactured by our StruXure and INTEX brands. Our pergolas and cabanas add another element to the consumer's creation of beautiful, low maintenance, and sustainable outdoor living spaces. These products are designed to provide shade and rain protection features while complementing our other outdoor living products, primarily our decking products, and expanding our addressable market. StruXure’s products feature tech-enabled rotating louvers that allow consumers to enjoy their outdoor living spaces in virtually all environments, rain or shine. They are also made from up to 50% recycled aluminum and support our commitment to environmental stewardship. StruXure’s flagship pergola product, the Pergola XTM, is a fully customized pergola to fit each specific installation, while StruXure’s Cabana X® product is a standardized, yet customizable, cabana for both residential and commercial applications. In addition, INTEX manufactures a portfolio of high-end pergolas and similar products made from PVC.
Commercial Segment
During the three years ended September 30, 2024, our Commercial segment included the Vycom and Scranton Products businesses. On November 1, 2023, we sold the Vycom business, and we retained our Scranton Products business. Scranton Products provides low-maintenance bathroom partitions, shower and dressing stalls, lockers and other storage solutions. Scranton Products markets its partitions under the Aria, Eclipse and Hiny Hiders brands and its lockers under the TuffTec and Duralife brands. Scranton Products' primary customers are schools, parks, recreational facilities, stadium arenas, industrial plants and retail and commercial facilities, and Scranton Products continues to expand rapidly into the commercial repair and remodel market primarily through sales of our high-privacy bathroom partitions. Products sold by Scranton Products are designed to replace traditional materials such as metal, wood and baked enamel with more durable, long-lasting, low-maintenance and more aesthetically pleasing materials. These products are highly resistant to rust, dents, scratches and graffiti and are easily cleaned. Scranton Products offers an extensive array of attractive colors, textures and finishes that replicate more traditional materials. As compared to metal and wood alternatives, Scranton Products' partitions and locker products sell at premium prices but deliver significantly reduced life-cycle costs through increased durability and lower maintenance expenses. Demand for our Scranton Products business is driven primarily by commercial construction and repair and remodel activity, material conversion and favorable secular trends such as an increased emphasis on privacy. In fiscal year 2024, our Commercial segment generated net sales of $73 million, which represented approximately 5% of our total net sales.
Product Research and Development
Over the past 40 years, we have built an R&D organization with significant expertise in material science and production process technologies. We leverage our R&D and U.S.-based manufacturing capabilities to deliver innovative new products to market that address evolving consumer needs. We have made substantial investments in our R&D organization and, we are committed to continuing to invest in our R&D capabilities to further strengthen our ability to regularly introduce new products that set us apart from our competition and accelerate future growth. Our R&D team also drives material science and recycling capability development to continue expanding our use of recycled material streams across existing and new products.
Our product managers and marketing team actively analyze proprietary consumer research and work with architects, contractors and consumers to identify and develop new products that incorporate consumer feedback, expand our product offerings and extend the range of style and design options we offer. Our R&D team then designs, prototypes and tests these new products prior to full scale production. Our rigorous R&D process incorporates in-house analytical capabilities and comprehensive product testing.
We believe our focus on innovation allows us to bring on-trend products to market rapidly. Our new product roadmap incorporates our sustainability objectives, consumer design and functionality trends as well as feedback from our channel partners to develop products that accelerate conversion away from wood to our type of low maintenance materials. Our technological and material science expertise enables us to deliver innovative outdoor living products such as wide-width and multi-width, Class A flame spread rated and ignition-resistant Advanced PVC decking products with unique visuals that provide homeowners with a realistic wood aesthetic without the hassle of maintaining wood.
We have many ongoing development projects across our core product categories as well as certain adjacent products and applications. We also expand and develop new technologies and product applications through acquisitions. In addition, we are constantly evaluating opportunities to use our technological and U.S.-based manufacturing capabilities to expand into new areas where we believe there is an opportunity to drive material conversion or otherwise broaden our reach.
Customers and Distribution
Within our Residential segment, we sell our products through a network of approximately 50 distributors, with over 170 branch locations and more than 10,000 professional dealers and lumber locations and home improvement retail outlets, including both stocking and special order locations across the United States and Canada. We have exclusive relationships with most of our distributors with respect to specified geographies, and, although some legacy distributors carry only certain of our products, the majority of our distributors carry a comprehensive selection of our TimberTech and AZEK products. Our top ten distributors for the year ended September 30, 2024, accounted for a majority of our total net sales during that period, and our largest distributor accounted for approximately 19% of our net sales for that period. Our dealers typically exhibit high brand loyalty and are incentivized to maximize their purchases to earn early buy discounts and annual volume rebates. Contractors purchase our products through dealers and retailers. We believe contractors are typically loyal to brands and products they trust because their reputations are often connected to the quality of the products they install and they are a direct point of contact for consumers to provide feedback. We consider the needs of and feedback from contractors in designing and manufacturing new products, and we invest in our relationships with these contractors as we believe they significantly influence decisions regarding material and brand selection for the types of products we produce. We allocate significant sales force resources to support our dealers, and we believe our strong relationships with dealers and contractors are driven by the trust and reliability that we have generated through product innovation, superior quality and performance and the continuing support that we offer.
Within our Commercial segment, we primarily sell through a network of dealers who sell to industrial and commercial customers across the United States and in Canada. We market the benefits of our bathroom partition and locker systems directly to architects and facilities managers, who frequently specify products by name and material in their designs.
In fiscal year 2024, approximately 99% of our gross sales came from the United States and Canada. Our distributors in locations outside of the United States and Canada are responsible for marketing and selling our products in other countries to which our products are exported. We are continually evaluating our distribution strategy to ensure that we can meet the demands of our consumers in the most effective ways.
Operations and Supply Chain
We are a vertically integrated, U.S.-based manufacturer, delivering superior quality products with a competitive cost position. Our relatively low transportation costs resulting from being U.S.-based provide us with competitive freight relative to imported products. Our versatile, process-oriented manufacturing operations are built on a foundation of extensive material and processing development. Our proprietary production technologies, material blending proficiency and range of extrusion capabilities enable innovation and facilitate expansion of our product offerings. We have deep experience working with multiple technologies that enable us to provide some of the industry’s most attractive visuals through advanced streaking and multi-color technologies. Our manufacturing footprint includes 15 manufacturing and recycling facilities totaling over 3 million square feet, and we have made significant investments in people, processes and systems to increase our manufacturing scale and productivity.
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

In line with our core values of being “better today than yesterday” and “leading through innovation”, we use our continuous improvement program known as the AZEK Integrated Management System which includes Lean Six Sigma tools to manage and monitor operations, and to reduce material waste and improve manufacturing efficiency.
Sales and Marketing
Residential Segment
Our Residential segment sales organization is organized under our AZEK Exteriors, TimberTech, StruXure, INTEX, VERSATEX and ULTRALOX product lines and is composed of a general sales organization, which is primarily geographically based, and also includes specialty sales organizations who focus on specific products and key accounts. Our sales organization is primarily focused on generating downstream demand with homeowners and other consumers, contractors, architects and builders as well as maintaining relationships with and educating influencers. We believe our downstream investments accelerate material conversion in our product categories, strengthen our position in the pro channel and enhance our retail presence.
We maintain comprehensive marketing campaigns using various media in support of our brands, targeted towards growing our dealer base, as well as acquisition and engagement of customer groups such as architects, builders, remodelers, contractors and consumers. We continue to invest in our marketing organization and prioritize demand generation and brand building amongst consumer and pro audiences. Our premium brand positioning, diverse digital strategy, consistent media presence and experiences drive increased engagement with a variety of customer groups as well as affinity among consumer and professional influencers. Our digital platform facilitates the consumer journey from inspiration and design to installation. The experience educates consumers on the benefits of our products versus traditional materials, utilizes digital visualization tools to allow consumers to re-imagine their outdoor living spaces and directly connects users to pre-qualified local contractors and dealers. We utilize and provide samples to consumers as part of our strategy to drive demand. We also participate in a wide range of other marketing, promotional and public relations activities to increase brand awareness to consumers. These campaigns include media coverage and features in design, lifestyle, and specialty publications, as well as print advertising in brand-relevant publications. We enjoy strong preference for our products among professional contractors, who typically purchase our products at dealers, and we are investing in improved merchandising at pro locations and retailers as the majority of consumers include visits to home improvement locations as they research decking and outdoor living projects. These consumer engagement strategies are focused on creating additional brand differentiation, pull-through demand and accelerating our growth.
We also provide frequent demonstrations, education, product training and other sales and loyalty initiatives to help drive awareness, reinforce key selling points and installation best practices. We operate in-person and virtual AZEK University classes to educate distributors, dealers, contractors, architects and builders via classroom tutorials, hands-on sessions and plant tours. In addition, through our AZEK Pro Rewards program, we seek to secure preferred brand status with contractors by providing them with marketing tools, leads and various other rewards in connection with increased purchases of our products. We believe these efforts strengthen our brand and consumer journey because many buying decisions involve input from both the contractor and consumer, with consumers frequently relying on contractor recommendations.
Commercial Segment
Scranton Products utilizes direct sales and regional manufacturers’ sales representatives to provide coverage to a network of approximately 750 dealers who sell to institutional and commercial customers across the United States and in Canada. The Scranton Products’ sales force and agents service architects and facility managers to create pull-through demand in traditional institutional applications, such as schools, universities and stadium arenas, and in targeted new applications, such as retail stores, commercial and professional buildings and industrial facilities. Our Scranton Products sales force utilizes its leading position, enhanced promotional materials and specialized products to develop close relationships with architects and assist them in designing products and has enhanced awareness of the benefits of our products through targeted efforts to educate architects and designers.
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
While we face significant competition, we are differentiated across several key strengths, including:
•Aesthetics. Our high-quality, innovative products are artfully crafted with a broad range of style and design options and distinguishing features, such as cascading or variegated tones to emulate the natural look and finish of wood.
•Innovation. Our focus on innovation and our material science expertise allow us to continually bring effective, desirable and on-trend products to market rapidly for our customers. For example, we are able to develop premium PVC products, such as our TimberTech Advanced PVC decking collections and our PaintPro siding and trim, that offer benefits and advantages that other materials cannot match.
•Cost and Maintenance. Our products transform consumers’ outdoor areas into aesthetically appealing spaces, while reducing lifetime maintenance and associated costs as compared to those made with traditional materials. Traditional materials such as wood can fade quickly, require frequent sanding, staining and maintenance and are prone to rot, splinter and crack. Our products are long lasting and are often a more cost-effective alternative over time.
•Sustainability. We are committed to sustainability and to manufacturing our products with recycled waste and scrap. The wood used in the core of our decking products is 100% recycled, and we do not use any virgin timber. We continue to expand our use of recycled materials in our products.
Residential Segment
Our primary competition for our products consists of wood products, which constitute a substantial majority of decking and railing sales and a significant portion of exteriors sales, as measured by linear feet of lumber. Many of the conventional lumber suppliers with which we compete, including UFP Industries, Inc. and Culpeper Treated Lumber, have established ties to the building and construction industry and have well-accepted products.
In addition to wood, we compete with other manufacturers of wood-alternative products, including Trex Company Inc., Fiberon, a subsidiary of Fortune Brands Innovations, Inc., Deckorators, a subsidiary of UFP Industries, Inc., Oldcastle APG, Inc., Westlake Corp., including Westlake Royal Building Products and Kleer Lumber, Louisiana-Pacific Corporation, Cornerstone Brands Inc., and CertainTeed, a subsidiary of Saint-Gobain Group.
Commercial Segment
The bathroom partition and locker sectors are also highly fragmented and are addressed by manufacturers producing products in a variety of different materials and at varying price ranges. We compete on the basis of a number of considerations, including service, quality, performance, product characteristics, brand recognition and loyalty, marketing, product development, sales and distribution and price.
Seasonality
Although we generally experience demand for our products throughout the year, our sales have historically experienced some seasonality. We have typically experienced moderately higher levels of sales of our residential products in the second fiscal quarter of the year as a result of our “early buy” sales and extended payment terms typically available during the second fiscal quarter of the year in advance of the building season. As a result of these extended payment terms, our accounts receivable have typically reached seasonal peaks at the end of the second fiscal quarter of the year, and our net cash provided by operating activities has typically been lower in the second fiscal quarter relative to other quarters. In addition, our sales are affected by the individual decisions of distributors and dealers on the levels of inventory they carry, their views on product demand, their financial condition and the manner in which they choose to manage inventory risk. Our sales are also generally impacted by the number of days in a quarter or a year that contractors and other professionals are able to install our products. This can vary dramatically based on, among other things, weather events such as rain, snow and extreme temperatures. We have generally experienced lower levels of sales of our residential products in the first fiscal quarter due to adverse weather conditions in certain geographic areas, which typically reduces the construction and renovation activity during the winter season. In addition, we have experienced higher levels of sales of bathroom partition products and our locker products during the second half of our fiscal year, which includes the summer months during which schools are typically closed and are more likely to undergo remodel activities.
Intellectual Property
We rely on trademark and service mark protection to protect our brands, and we have registered or applied to register many of these trademarks and service marks. In particular, we believe the AZEK and AZEK Exteriors brands, the TimberTech brand, the VERSATEX brand, the StruXure brand, the Intex brand, the Ultralox brand and the FULL-CIRCLE brand, including FULL-CIRCLE PVC Recycling® and FULL-CIRCLE Recycling®, are important in the development of product awareness and for differentiating products from competitors. We also rely on a combination of unpatented proprietary know-how and trade secrets, and to a lesser extent, patents to preserve our position in the market. As we develop technologies and processes that we believe are innovative, we intend to continually assess the patentability of new intellectual property. In addition, we employ various other methods, including confidentiality and nondisclosure agreements with third parties and employees who have access to trade secrets, to protect our trade secrets and know-how. Our intellectual property rights may be challenged by third parties and may not be effective in excluding competitors from using the same or similar technologies, brands or works.
Our FULL-CIRCLE Strategy
Through our FULL-CIRCLE strategy, we are committed to pursuing initiatives that positively impact our products, our people and our planet. One of our core values is to “always do the right thing”. In furtherance of that value, we are focused on sustainability across our operations and have adopted strategies to enable us to meet the growing demand for environmentally friendly products.
We operate our business in a manner that is centered on sustainability and promotes environmental stewardship and circularity across our value chain from product design to raw material sourcing and manufacturing to employee, customer and stakeholder communications and engagement. For example, through our recycling programs, we used approximately 520 million pounds of scrap and waste, which otherwise might have been destined for landfills, to manufacture our products in fiscal year 2024. We are committed to investing in state-of-the-art polyethylene and PVC recycling facilities, continuing and expanding our innovative FULL-CIRCLE Recycling program, increasing the amount of recycled content in our products, which lowers the overall carbon footprint of our products, repurposing the scraps from our board-making process back into production – thereby diverting that material from the landfill, implementing closed-loop water recycling and energy-efficient manufacturing processes at our manufacturing and recycling facilities and deliberately sourcing and reusing hard-to-recycle materials that would traditionally end up in landfills.
We are also committed to positive social impact within our workforce and our community and have adopted human capital and human rights management policies to further our commitment to social responsibility. Our inclusive culture is comprised of innovative, growth-minded individuals committed to always doing the right thing, continuous improvement and solving problems for our customers and partners. We compensate our employees according to our fair remuneration policies and believe deeply in paying for performance. We also provide attractive benefits that promote the health of our employees and their families including medical, dental and vision coverage, company-paid life insurance, short and long-term disability, health savings accounts, flexible spending accounts and an employee assistance program. We are also committed to the financial wellness of our employees and have launched several resources and policies in alignment with this, including a 401(k) plan with a company match, an employee stock purchase program with a company match, a parental leave policy and a military leave policy for our active military members. As of September 30, 2024, we had 2,276 full-time employees. Our workforce is not unionized, and we are not a party to any collective bargaining agreements.
AZEK has been broadly recognized for its leadership in sustainability and for creating a culture where employees feel highly engaged, appreciated and fulfilled. Such recognition includes the Real Leaders 2024 Top Impact Company Award, being named one of USA Today’s 2024 Climate Leaders, one of U.S. News & World Report’s 2024 Best Companies to Work For, one of America’s Most Responsible Companies in 2024 by Newsweek, and one of Chicago Tribune’s Top Workplaces for the fourth consecutive year in 2024, as well as achieving +VantageVinyl verification from the Vinyl Sustainability Council for the fourth year in a row. Our products have also been recognized for sustainability leadership and innovation, including TimberTech decking being named Best Overall Engineered Decking Brand by Good Housekeeping, receiving Green Builder’s 2024 Sustainable Products of the Year Award, earning a special mention in the Architizer 2024 A+ Product Awards, and being included in HGTV Magazine’s 2024 Green List.
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
Summary Risk Factors
The risks described below include, but are not limited to, the following:
•demand for our products is significantly influenced by general economic conditions and trends in consumer spending on outdoor living and home exteriors, and adverse trends in, among other things, inflation, interest rates, the health of the economy, repair and remodel and new construction activity, industrial production and institutional funding constraints;
•risks related to shortages in supply, price increases or deviations in the quality of raw materials;
•we compete against other manufacturers of (i) engineered and composite products; and (ii) products made from wood, metal and other traditional materials;
•our ability to maintain product quality and product performance at an acceptable cost, and potential exposures resulting from our product warranties;
•the seasonal nature of certain of our products and the impact that changes in weather conditions, channel inventory recalibrations and product mix may have on our sales;
•our ability to develop new and improved products and effectively manage the introduction of new products;
•our ability to effectively manage changes in our manufacturing process resulting from the growth and expansion of our business and operations, including, without limitation, with respect to new manufacturing facilities, cost savings and integration initiatives and the introduction of new products;
•risks related to our ability to accurately predict demand for our products and risks related to our ability to maintain our relationships with key distributors or other customers;
•our ability to retain management;
•risks related to acquisitions, divestitures or joint ventures we may pursue;
•our ability to ensure that our products comply with local building codes and ordinances;
•risks arising from the material weaknesses we have identified in our internal control over financial reporting and any failure to remediate these material weaknesses, as well as risks relating to our ability to maintain an effective system of internal controls and produce timely and accurate financial statements or comply with applicable regulations;
•our ability to protect our intellectual property rights;
•risk of disruption or failure of our technology systems or failure to successfully implement new technology effectively;
•cybersecurity risks and risks arising from new regulations governing information security and privacy;
•risks associated with our indebtedness and debt service.
•our reliance on dividends, distributions and other payments from our subsidiaries to meet our obligations; and
•certain provisions in our certificate of incorporation and our bylaws that may delay or prevent a change of control.
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
Demand for our products is significantly influenced by a number of economic factors affecting our customers, including distributors, dealers, contractors, architects, builders, homeowners and institutional and commercial consumers. Demand for our products depends on the level of residential and commercial improvement and renovation and new construction activity, and, in particular, the amount of spending on outdoor living spaces and home exteriors. Home and commercial renovation and improvement and new construction activity are affected by, among other things, interest rates, consumer confidence and spending habits, demographic trends, housing affordability levels, unemployment rates, institutional funding constraints, industrial production levels, tariffs, actual inflation levels and uncertainty with respect to future inflation levels, recession possibility and general economic conditions.
Demand for products in our Residential segment depends primarily on the level of repair and remodel activity and, to a lesser extent, new construction activity, which are in turn impacted by interest rates and inflation. The combination of high interest rates and high inflation in recent years has reduced the affordability of mortgages and increased the cost of home improvement projects. These trends have likely resulted in reduced levels of repair and remodel as well as new construction activity and demand for our products, and, while inflation levels have moderated in recent months, we expect these trends may continue for the foreseeable future. In addition, the residential repair and remodel market depends in part on home equity financing, and accordingly, the level of equity in homes will affect consumers' ability to obtain a home equity line of credit and engage in renovations that would result in purchases of our products. While home prices and equity levels of current homeowners remained strong throughout fiscal 2024, elevated interest rates could cause home prices to decrease and a weakness or reduction in home prices may result in a decreased demand for our residential products. We cannot predict if or when interest rates or inflation levels will decline or, once they have declined, if they will remain low, or the impact that any such decline may have on home prices, repair and remodel activity, new construction activity, demand for our products, our business generally or our financial condition.
Demand for our products in our Commercial segment is primarily affected by the level of commercial and governmental construction and renovation activity. The levels of commercial and governmental construction and renovation activity are affected by the levels of interest rates, availability of financing for commercial and industrial projects, the general business environment and the availability of governmental funding. Sales of products by our Commercial segment have included sales for use in institutions, such as universities and schools, and in federal, state and local government buildings, which depend on federal, state and local funding for construction and renovation projects. Sales to institutions that depend on public funding are affected by factors that may impose constraints on funding availability for construction and renovation projects, including, without limitation, increased operational costs, budget cuts by federal, state and local governments, including as a result of lower than anticipated tax revenues, increased limitations on federal spending or government shutdowns. Sales to commercial establishments depend on, among other things, general levels of industrial production and business growth and the performance of the various sectors in which our commercial end customers operate.
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
In the event of an industry-wide general shortage of our raw materials, a shortage affecting or discontinuation in providing any such raw materials by one or more of our suppliers or a supplier's declaration of force majeure, we may not be able to arrange for alternative sources of such materials on a timely basis, on equally favorable terms or at all. In recent years, we have increased the use of reclaimed polyethylene, PVC and aluminum material in our products and we have also increased our production across our facilities. As we increase our use of such materials and introduce new materials into our manufacturing processes, we may be unable to obtain adequate quantities of such raw materials in a timely manner, on favorable terms or at all. Any such shortage may materially adversely affect our production process as well as our competitive position as compared to companies that are able to source their raw materials more reliably or at lower cost.
In addition, increases in the market prices of raw materials used in the manufacture of our products could adversely affect our operating results as prices of our raw materials directly impact our cost of sales. The cost of some of the raw materials we use in the manufacture of our products is subject to significant price volatility and other drivers often outside of our control. For example, the cost of petrochemical resins used in our manufacturing processes has historically varied significantly and has been affected by changes in supply and demand and in the price of crude oil. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods and other climatic events, could disrupt our supply chain, and cause our suppliers to incur significant costs in preparing for or responding to these effects. In the past, we have faced price volatility for some of our raw materials as a result of extreme weather events and weather-related disruptions, particularly in the southern part of the United States where a significant portion of our raw materials are produced. To the extent such extreme weather events continue in the future or increase in frequency or severity, we may face increased and/or unpredictable costs for our raw materials. Global economic uncertainty or conflict between or within nation states have also historically impacted global supply chains and raw material prices. For example, crude oil prices have fluctuated considerably in recent years, in large part due to the ongoing conflict between Russia and Ukraine. The ongoing conflict in the Middle East may also have an impact on energy and commodity prices and on our raw materials and freight costs. We are unable to predict the impact that future supply and demand balances, weather events or conflicts may have on the global economy, our industry or our business, financial condition, results of operations or cash flows. We have not entered into hedges of our raw material costs, and our supply contracts with our major vendors generally do not contain obligations to sell raw materials to us at a fixed price.
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
Our ability to grow relies in part on the continued conversion in demand from traditional wood products to our engineered products, and our business could suffer if this conversion does not continue, or reverses, in the future. A number of suppliers of wood and wood composite decking, railing and trim products have established relationships with contractors, builders and large home improvement retailers, and, to compete successfully, we must expand our relationships with those parties. We must also compete successfully with products from other manufacturers that offer alternatives to wood and wood composite products, including by developing competitive new products and by responding successfully to new products introduced, and pricing actions, including price reductions, and other competitive actions taken, by competitors. Some of our competitors have financial, production, marketing and other resources that are significantly greater than ours. Consolidation by industry participants could result in them having increased resources, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which may impact our ability to compete against them. If we are unable to compete successfully it could have a material adverse effect on our business, financial condition and results of operations.
Our business could be adversely affected if we fail to maintain product quality and product performance at an acceptable cost or if we incur significant losses, increased costs or harm to our reputation or brand as a result of product liability claims or product recalls.
In order to maintain and increase our net sales and sustain profitable operations we must produce high-quality products at acceptable manufacturing costs and yields. If we are unable to maintain the quality and performance of our products at acceptable costs, our brand, the acceptance of our products and our results of operations would suffer. As we regularly modify and expand our product lines, including through the introduction of new products, and introduce changes to our manufacturing processes or incorporate new raw materials, we may encounter unanticipated issues with product quality or production delays. For example, we have disclosed our goal to continue to increase the proportions of recycled materials, primarily reclaimed polyethylene and PVC, into our products. While we engage in product testing in an effort to identify and address any product quality issues before we introduce products to market, unanticipated product quality or performance issues may be identified after a product has been introduced and sold.
In addition, we face the risk of exposure to product liability or other claims, including class action lawsuits, in the event our products are, or are alleged to be, defective or have resulted in harm to persons or to property. We may in the future incur significant liabilities if product liability lawsuits against us are successful. We may also have to recall and/or replace defective products, which would also result in adverse publicity and loss of sales, and would result in us incurring costs connected with the recall, which could be material. Any losses not covered by insurance could have a material adverse effect on our business, financial condition and results of operations. Real or perceived quality issues, including, but not limited to, those arising in connection with product liability lawsuits, warranty claims or recalls, could also result in adverse publicity, which could harm our brand and reputation and cause our sales to decline rapidly. In addition, any such issues may be seized on by competitors in efforts to compete against us.
We provide product warranties and, if our product warranty obligations were significantly in excess of our reserves, our business, financial condition and results of operations could be materially and adversely affected.
We provide various warranties on our products, ranging from five years to lifetime warranties depending on the product and subject to various limitations. Management estimates warranty reserves, based on factors such as historical warranty costs and short- and long-term warranty trends by product line, as a proportion of sales by product line. Management also considers various relevant factors, including, but not limited to, our stated warranty policies and procedures, as part of the evaluation of our warranty liability. Because warranty issues may surface later in the life cycle of a product, management continues to review these estimates on a regular basis and considers adjustments to these estimates based on actual experience compared to historical estimates. Estimating the required warranty reserves requires a high level of judgment, especially as many of our products are at a relatively early stage in their product life cycles, and we cannot be sure that our warranty reserves will be adequate for all warranty claims that arise. We also regularly modify our product lines and introduce changes to our manufacturing processes or incorporate new raw materials. Changes in our products may result in unanticipated product quality or performance issues and an increase in warranty claims. Material warranty obligations, including, but not limited to, those in excess of our reserves, could have a material adverse effect on our business, financial condition and results of operations.
Our quarterly operating results may fluctuate as a result of seasonality, changes in weather conditions, inventory recalibration in our channel and changes in product mix.
We have typically experienced moderately higher levels of sales of our residential products in the second fiscal quarter of the year as a result of our “early buy” sales and extended payment terms typically available during that quarter. As a result of these extended payment terms, our accounts receivable have typically reached seasonal peaks at the end of the second fiscal quarter of the year, and our net cash provided by operating activities has typically been lower in that quarter relative to other quarters. Our sales are also generally impacted by the number of days in a quarter or a year that contractors and other professionals are able to install our products. We have generally experienced lower levels of sales of residential products during the first fiscal quarter due to adverse weather conditions in certain geographic areas, which typically reduce the construction and renovation activity during the winter season. Adverse weather conditions, including the increased occurrence or strength of extreme weather events caused by climate change or otherwise, may interfere with ordinary construction, delay projects or lead to cessation of construction involving our products. These conditions may shift sales to subsequent reporting periods or decrease overall sales, given the limited outdoor construction season in many locations. In addition, we have experienced higher levels of sales of our engineered bathroom partition products and our locker products during the second half of our fiscal year, which includes the summer months during which schools are typically closed and therefore more likely to be undergoing remodel activities. These factors can cause our operating results to fluctuate on a quarterly basis.
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
Our continued success depends on our ability to predict the products that will be demanded by our customers and consumers, such as homeowners or commercial or industrial purchasers, and to continue to innovate and introduce improved products in our existing product lines and products in new product categories. We may not be successful in anticipating these needs or preferences or in developing new and improved products. We must also be able to respond successfully to technological advances, including, but not limited to, artificial intelligence and machine learning, which may become critical in interpreting consumer preferences in the future. If we do not respond effectively to changing market trends, demands and preferences and to actions by competitors by introducing competitive new products, our business, financial condition and results of operations would suffer.
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
Our business would suffer if we do not effectively manage our manufacturing processes, including, without limitation, adjusting production to meet demand, integrating new manufacturing facilities, achieving cost-savings initiatives and successfully introducing new technologies and products.
We continually review our manufacturing operations in an effort to achieve increased manufacturing efficiencies, to integrate new technologies and to address changes in our product lines and in-market demand. Periodic manufacturing integrations, realignments and cost-savings programs and other changes have adversely affected, and could in the future adversely affect, our operating efficiency and results of operations during the periods in which such programs are being implemented. Such programs may include the addition of manufacturing lines and the consolidation, integration and upgrading of facilities, functions, systems and procedures, including the introduction of new manufacturing technologies and product innovations. These programs involve substantial planning, often require capital investments, and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. Our ability to achieve cost savings or other benefits within the time frames we anticipate is subject to many estimates and assumptions, a number of which are subject to significant economic, competitive and other uncertainties. For example, we have made substantial investments to expand our recycling capabilities and to increase the use of reclaimed materials in our manufacturing processes. While we anticipate that enhancing these capabilities will ultimately decrease our costs, the introduction of these capabilities has required significant initial investment, and we cannot be certain we will realize the benefits of this initiative when anticipated or at all. If these investments and other changes are not effectively integrated into our manufacturing processes, we may suffer from production delays, lower efficiency and manufacturing yields, increased costs and reduced net sales.
We also face risks in starting up new manufacturing facilities, including with respect to expanding our overall production capacity as well as moving production to such new facilities, that could increase costs, divert management attention and reduce our operating results. For example, in 2022 we opened a new manufacturing facility in Boise, Idaho. The establishment and operation of that facility, and any capacity expansion project, involves significant risks and challenges, including, but not limited to, design and construction delays and cost overruns. There can be no assurance that our Boise facility will contribute the incremental production capacity that we anticipated and in a manner suitable to our goals or that any other expansion project will be operational on the timeline or contribute the incremental production capacity or fulfill such other purpose that we anticipate, and we cannot guarantee that any such facility will operate at costs acceptable to us or that demand for our products will remain at levels high enough to meet the return on investment necessary to justify our investment in these projects.
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
Our sales and results of operations depend upon our ability to maintain our relationships with our network of distributors and dealers. Our top ten distributors collectively accounted for a majority of our net sales for the year ended September 30, 2024. Our largest distributor accounted for approximately 19% of our net sales for the year ended September 30, 2024. While we have long-standing business relationships with many of our key distributors and our distribution contracts generally provide for exclusive relationships with respect to certain products within certain geographies, these contracts typically permit the distributor to terminate for convenience on several months’ notice. If we do not forecast and plan production effectively, if we experience delays in our ability to manufacture products, or if we fail to provide product offerings at price points that meet the needs of distributors and dealers and that they perceive to be competitive with other products, distributors and dealers may seek alternative products, including those of our competitors.
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
An interruption of our production capability at one or more of our manufacturing facilities could adversely affect our business.
We manufacture our products at a limited number of manufacturing facilities, and we generally do not have redundant production capabilities that would enable us to shift production of a particular product rapidly to another facility in the event of a loss of one of or a portion of one of our manufacturing facilities. A catastrophic loss of the use of one or more of our manufacturing facilities due to global health pandemics, accident, fire, explosion, labor issues, tornado, other weather conditions, natural disasters, condemnation, cancellation or non-renewals of leases, cybersecurity breaches, terrorist attacks or other acts of violence or war or otherwise could have a material adverse effect on our production capabilities. In addition, unexpected failures, including, without limitation, as a result of power outages, cybersecurity breaches or similar disruptions outside of our control, of our equipment and machinery could result in production delays or the loss of raw materials or products in the equipment or machinery at the time of such failures. Any of these events could result in substantial revenue loss and repair costs. An interruption in our production capabilities could also require us to make substantial capital expenditures to replace damaged or destroyed facilities or equipment. There are a limited number of manufacturers that make some of the equipment we use in our manufacturing facilities, and we could experience significant delay in replacing manufacturing equipment necessary to resume production. An interruption in our production capability, particularly if it is of significant duration, could result in a permanent loss of customers who decide to seek alternate products.
Our business operations could be adversely affected by the loss of the services from members of our senior management team and other key employees.
Our success depends in part on the continued contributions of our senior management and other key employees. Our senior leadership team members have extensive sales and marketing, engineering, product development, manufacturing and finance backgrounds in our industry. This experience also includes specialized knowledge and expertise relating to the manufacturing and production of composite outdoor living products and recycled materials, a combination which may be particularly hard to replace. The loss of any member of our senior management team or other key employees in the future could significantly impede our ability to successfully implement our business strategy, financial plans, product development goals, marketing initiatives and other objectives. We do not carry key person insurance to mitigate the financial effect of losing the services of any member of our management team.
Acquisitions, divestitures or joint ventures we may pursue in the future may be unsuccessful.
We may consider the acquisition of other manufacturers or product lines of other businesses that either complement or expand our existing business, or may enter into joint ventures. For example, we have acquired a number of companies in our recent history, including with respect to both manufacturing operations and recycling initiatives. While we believe those acquisitions were successful in improving our business, we cannot assure you that we will be able to consummate any other acquisitions or joint ventures or that any future acquisitions or joint ventures will be able to be consummated at acceptable prices and on acceptable terms. Any future acquisitions or joint ventures we pursue may involve a number of risks, including, but not limited to, some or all of the following:
•difficulty in identifying acceptable acquisition candidates;
•the inability to consummate acquisitions or joint ventures on favorable terms and to obtain adequate financing, which financing may not be available to us at times, in amounts or on terms acceptable to us, if at all;
•the diversion of management’s attention from our core businesses;
•the disruption of our ongoing business;
•entry into sectors in which we have limited or no experience;
•the inability to integrate our acquisitions or enter into joint ventures without substantial costs, delays or other problems;
•unexpected liabilities for which we may not be adequately indemnified;
•inability to enforce indemnification and non-compete agreements;
•failing to successfully incorporate acquired product lines or brands into our business;
•the failure of the acquired business or joint venture to perform as well as anticipated;
•the failure to realize expected synergies and cost savings;
•the loss of key employees or customers of the acquired business;
•increasing demands on our operational systems and the potential inability to implement adequate internal controls covering an acquired business or joint venture;
•any requirement that we make divestitures of operations or property in order to comply with applicable antitrust laws;
•possible adverse effects on our reported operating results, particularly during the first several reporting periods after the acquisition is completed; and
•impairment of goodwill relating to an acquired business, which could reduce reported income.
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
We have also divested and may in the future divest certain assets or businesses that no longer fit with our strategic direction or growth targets. Divestitures also involve significant risks and uncertainties, including, without limitation:
•inability to find potential buyers on favorable terms;
•failure to effectively transfer liabilities, contracts, facilities and employees to buyers;
•requirements that we retain or indemnify buyers against certain liabilities and obligations;
•the possibility that we will become subject to third-party claims arising out of such divestiture;
•challenges in identifying and separating the intellectual property, systems and data to be divested from the intellectual property, systems and data that we wish to retain;
•inability to reduce fixed costs previously associated with the divested assets or business;
•challenges in collecting the proceeds from any divestiture;
•disruption of our ongoing business and distraction of management;
•loss of key employees who leave us as a result of a divestiture; and
•if customers or partners of the divested business do not receive the same level of service from the new owners, or the new owners do not handle the customer data with the same level of care, our other businesses may be adversely affected, to the extent that these customers or partners also purchase other products offered by us or otherwise conduct business with our retained business.
Any of these risks could have a material adverse effect on our business, financial condition or results of operations.

We depend on third parties for transportation services, and the lack of availability of and/or increases in the cost of transportation could have a material adverse effect on our business and results of operations.
Our business depends on the transportation of both finished goods to our distributors and other customers and the transportation of raw materials to us primarily through the use of flatbed trucks and rail transportation. We rely on third parties for transportation of these items. The availability of these transportation services is subject to various risks, including those associated with supply shortages, change in fuel prices, work stoppages, operating hazards and interstate transportation regulations. In particular, a significant portion of our finished goods are transported by flatbed trucks, which are occasionally in high demand (especially at the end of calendar quarters) and/or subject to price fluctuations based on market conditions and the price of fuel. Any material delays and challenges, including increases to freight and shipping costs and our ability to secure sufficient quantities of flatbed trucks and railcars necessary for our operations, both with respect to our procurement of raw materials and our delivery of our products, may result in a material adverse effect on our business, financial condition or results of operations.
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
The competition for skilled manufacturing, sales and other personnel is often intense in the regions in which our manufacturing facilities are located. Regional labor shortages, increased turnover rates within our employee base, changes in work-life balance expectations, increases in the salaries and wages paid by competing employers, as a result of general macroeconomic factors or otherwise, each could lead to increased costs, such as increased overtime to meet demand and increased salaries and wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative consequences, our business, financial condition and results of operations could be adversely affected.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to determine the adequacy of our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation if a deficiency is identified. Annually, we perform activities that include reviewing, documenting, and testing our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with SOX. Any failure to achieve and maintain an effective internal control environment could result in materially misstated consolidated financial statements and a failure to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiency and lead to a decline in our stock price.
Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024, and our management has concluded that our internal control over financial reporting was not effective as of September 30, 2024 due to the following material weaknesses:
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
•We did not have adequate oversight at certain of our locations to prevent misstatements caused by an employee (who is no longer employed by us) creating and concealing inaccurate and unsupported manual journal entries.
•We did not design and maintain effective controls related to the period-end reporting process, including controls over the business performance reviews, account reconciliations, journal entries, and maintaining appropriate segregation of duties.
The material weaknesses described above resulted in misstatements to inventory, cost of sales and related income tax accounts that resulted in the restatement of our financial statements for the Affected Periods (as defined in Item 9A included elsewhere in this

Annual Report), or the Restatement. Additionally, each of the material weaknesses described above could result in misstatements of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim Consolidated Finance Statements that would not be prevented or detected.
We are in the process of developing and implementing remediation plans to address our material weaknesses. While we believe these efforts are improving and will continue to improve our internal controls and address the root cause of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented and we have concluded, through testing, that our controls are operating effectively for a sufficient period of time. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting. For more information related to our material weaknesses and their remediation, see “Item 9A—Controls and Procedures.”
If we are unable to collect accounts receivable from one or more of our significant distributors, dealers or other customers, our financial condition and operating results could suffer.
We extend credit to our distributors and, to a lesser extent, dealers and other customers, based on an evaluation of their financial condition, and we generally do not require collateral to secure these extensions of credit. The financial health of many of our customers is affected by changes in the economy and the cyclical nature of the building industry. The effects of elevated interest rates, reduced home prices and homeowner equity and prospective homebuyer purchasing power and any related economic downturn, recession or protracted or severe economic declines and cyclical downturns from other causes in the building industry may cause our customers to be unable to satisfy their payment obligations, including their debts to us. While we maintain allowances for credit losses, these allowances may not be adequate to provide for actual losses, and our financial condition and results of operation could be materially and adversely affected if our credit losses significantly exceed our estimates.
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
Estimates and forecasts of market size and opportunity and of market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts of the size of the markets that we may be able to address and the growth in these markets are subject to many assumptions and may prove to be inaccurate. Further, recent increases in interest rates, reduced home prices and homeowner equity and prospective homebuyer purchasing power have affected and may continue to materially affect the growth of our markets, and we cannot predict the extent to which those estimates will be affected. Further, we may not be able to address fully the markets that we believe we can address, and we cannot be sure that these markets will grow at historical rates or the rates we expect for the future. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, even if we are able to address the markets that we believe represent our market opportunity and even if these markets experience the growth we expect, we may not be able to grow our business at similar rates, or at all.

We may be subject to significant compliance costs as well as liabilities under environmental, health and safety laws and regulations, including climate- and climate change-related regulations, which could materially and adversely affect our business, financial condition and operations.
Our past and present operations, assets and products are subject to regulation by extensive environmental laws and regulations at the federal, state and local levels, including, but not limited to, permitting requirements. These laws regulate, among other things, air emissions, the discharge or release of materials into the environment, the handling and disposal of wastes, remediation of contaminated sites, worker health and safety and the impact of products on human health and safety and the environment. These laws and regulations often vary depending on the applicable governmental agency and the location where our activities are conducted. Under some of these laws, liability for contaminated property may be imposed on current or former owners or operators of the property or on parties that generated or arranged for waste sent to the property for disposal. Liability under these laws may be joint and several and may be imposed without regard to fault or the legality of the activity giving rise to the contamination. Our facilities are located on sites that have been used for manufacturing activities for an extended period of time, which increases the possibility of contamination being present. Despite our compliance efforts, we may still face material liability, compliance costs, limitations on our operations or fines or penalties for violations of environmental, health and safety laws and regulations, including releases of regulated materials and contamination by us or previous occupants at our current or former properties or at offsite disposal locations we use. We may also face delays obtaining permits required for our operations, or the imposition of onerous conditions in any such permits, each of which could adversely affect our business, financial condition and operations.
In addition, climate change and new or revised rules and regulations related thereto, including regulations adopted by federal and state regulators with respect to greenhouse gas emissions, may impact our business in numerous ways. Climate change and its effects could lead to further increases in raw material prices or their reduced availability due to, for example, increased frequency and severity of extreme weather events and any supply chain disruptions resulting therefrom, and could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending. In recent years, there have been significant legislative and regulatory developments on climate-related issues, including proposed, issued or implemented legislation and rulemakings that would require companies to assess and/or disclose climate metrics, risks, opportunities, policies and practices. For example, in March 2024, the SEC adopted climate-related disclosure rules that would require increased climate change-related disclosure in our periodic reports and other filings with the SEC, which rules have been stayed pending completion of judicial review. The State of California has also recently enacted laws and regulations regarding disclosure of climate-related risks and greenhouse gas emissions, each of which is expected to impose meaningful compliance burdens on in-scope companies. In addition, various governmental bodies and international organizations have proposed or adopted policies or requirements that seek to reduce the usage of plastics and plastic products, which could impact the availability of our raw materials, consumer sentiment regarding our products and our ability to effectively source waste for purposes of our recycling operations. The potential impact to us of these legislative and regulatory developments, including the potential impact to us as part of the value chain of our customers, suppliers and other business partners that are subject to current or future legislation or regulations in this area, is uncertain at this time. We are continuing to monitor and evaluate these impacts, although we expect that the emerging legal and regulatory requirements on climate-related issues will result in additional compliance and may require us to spend significant resources and divert management attention. We cannot be sure that we will be able to successfully adapt our operations in response to any climate-related changes or comply with any increased reporting or other obligations in a cost-effective manner, and our business, financial condition and results of operations could be materially and adversely affected.
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
If third parties take actions that affect our rights or the value of our intellectual property or proprietary rights, or if we are unable to protect our intellectual property, including in response to developing artificial intelligence technologies, other companies may be able to offer competitive products at lower prices, and we may not be able to effectively compete against these companies. In addition, if any third party copies or imitates our products in a manner that affects customer or consumer perception of the quality of our products, or of engineered products generally, our reputation and sales could suffer whether or not these violate our intellectual property rights.
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
Any major disruption or failure of our or our customers' or suppliers' technology systems or our website, or our failure to successfully implement new technology effectively, could adversely affect our business and operations.
We rely on various technology systems, including information technology and operational technology systems, owned by us and third parties, to manage our operations, maintain books and records, record transactions, provide information to management and prepare our financial statements. In addition, we have made a significant investment in our website which we believe is critical for lead generation and is the primary forum through which we interact with end consumers. Further, our customers and our suppliers rely on similarly complex and potentially vulnerable technology systems, some of which may be the same as the systems we or other customers and suppliers rely on. A failure of our or our customers' or suppliers' technology systems or our website to operate as expected could disrupt our business and adversely affect our financial condition and results of operations. These systems and our website are vulnerable to damage from hardware failure; fire; power loss; data network and telecommunications failure; loss or corruption of data, cyber attacks and impacts of terrorism; natural disasters or other disasters. We may not have sufficient redundant operations to cover a loss or failure in a timely manner. In addition, the operation of these systems and our website are dependent upon third party technologies, systems and services, and support by third party vendors, and we cannot be sure that these third-party systems, services and support will continue to be available to us or our customers or suppliers without interruption. Any damage to such technology systems or website could cause interruptions to our operations that materially adversely affect our ability to meet customers’ requirements, resulting in an adverse impact to our business, financial condition and results of operations. Periodically, these systems and our website need to be expanded, updated or upgraded as our business needs change. We or our customers or suppliers may not be able to successfully implement changes to such technology systems and to our website without experiencing difficulties, which could require significant financial and human resources.
We face cybersecurity risks and risks arising from new regulations governing information security and privacy and may incur increasing costs in an effort to mitigate those risks.
The automated nature of our business and our reliance on digital technologies could make us a target for, and potentially vulnerable to, cybersecurity attacks, computer malware, computer viruses, social engineering (including phishing and ransomware attacks), general hacking, physical or electronic break-ins, or similar disruptions. In addition, our hybrid working environment may exacerbate these and other operational risks. The techniques used to obtain unauthorized, improper or illegal access to our systems, or to disable or degrade service or sabotage systems, are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. Attempts to gain access to our systems or facilities could occur through various means, including, among others, hacking into our or our vendors’ or consumers’ systems, or attempting to fraudulently induce our employees, partners, consumers or others into clicking on a malware link or disclosing usernames, passwords, or other sensitive information, which may in turn be used to access our technology systems. Such efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect and prevent. We may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative or remedial measures. We are also subject to the risk that cybersecurity attacks on, or other security incidents affecting, our vendors may adversely affect our business even if an attack or breach does not directly impact our systems. Due to the evolving nature of cybersecurity threats, the scope and impact of any incident cannot be predicted. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. While we have implemented measures to safeguard our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cybersecurity attacks or security breaches that damage or interrupt access to information systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations which could have a material adverse effect on our business, financial condition and reputation.

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
The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements, which could cause us to incur substantial costs. In the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including, but not limited to, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, and various state laws relating to privacy and data security, including the California Consumer Privacy Act and the Illinois Personal Information Protection Act. Federal and state laws and regulations require notice of any data security breaches that involve personal information. These mandatory disclosures regarding a security breach are costly and often lead to widespread negative publicity, which may cause consumers to lose confidence in the effectiveness of our data security measures. We may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, and putting in place additional tools and devices designed to prevent security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents.
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
We procure certain of the raw materials we use in the manufacturing of our products directly or indirectly from outside of the United States. The United States has implemented certain tariffs on steel and aluminum imported into the country. In October 2023, certain industry groups within the United States petitioned the U.S. government to impose additional tariffs on the importation of aluminum. We import both steel and aluminum from outside of the United States, including from certain countries that are currently subject to U.S.-based tariffs and may be subject to increased tariffs in the future. The imposition and continuation of tariffs and other potential changes in U.S. trade policy could increase the cost and/or limit the availability of raw materials, which could hurt our competitive position and adversely impact our business, financial condition and results of operations.
If we fail to implement our strategic initiatives related to the use of recycled materials, our business, financial condition and results of operations could be adversely affected.
We are dedicated to investing in and expanding our recycling capability in order to increase the use of reclaimed materials in our manufacturing processes. Our financial performance depends in part on our ability to successfully implement our strategic initiatives related to developing our recycling capabilities, increasing the recycle content of our products, and other cost savings measures. This strategy involves significant risks, including the risk that we are unable to meet our objectives with respect to recycle content and other recycle initiatives and our profitability may be negatively impacted as a result. In particular, the variability of our raw material sources can result in production issues causing a considerable reduction in our operating rates and yields, which may more than offset any savings we realize from the low purchase price of the materials. Our plants must convert our raw materials at high rates and net yields to generate the profit margins and cash flows necessary to achieve sustainable returns, and we may not produce a sustainable return on investment.
We may be unable to achieve our FULL-CIRCLE initiatives and the outcomes may not achieve the anticipated benefits or align with new regulations and stakeholders’ expectations.
We may, from time to time, communicate certain initiatives, targets, and goals regarding environmental matters, diversity, responsible sourcing and social investments and other similar matters. These initiatives, targets, and goals could be difficult and expensive to implement, and we could be criticized for our focus on them and the accuracy, adequacy, or completeness of the disclosure thereof. Further, statements about such initiatives, targets, and goals, and progress against them, may be based on standards, both internal and external, for measuring progress that are still developing, as well as assumptions, estimates and scenarios that are subject to change. For example, the methodologies, assumptions and estimates underlying our sustainability data, strategy and analysis (including those used to calculate greenhouse gas emissions) continue to develop and evolve, including because of regulatory, scientific, technological, methodological and other developments. In addition, certain information relating to or underlying our sustainability-related initiatives, targets and goals, as well as progress thereon, incorporates or otherwise relies on data provided to us by third parties, which may have been prepared or be presented in ways that are not consistent with our methodologies or practices. If our data, processes, and reporting related to such initiatives, targets, and goals are incomplete or inaccurate, or if we fail, or are perceived to fail, to achieve progress with respect to such targets or goals on a timely basis, or at all, our reputation, business, financial performance, and growth could be adversely affected.
Our use of artificial intelligence technologies may not be successful and may present business, compliance, and reputational risks.
We have begun implementing the use of certain artificial intelligence tools within our business. Artificial intelligence is an emerging technology, and we cannot be sure that our use of artificial intelligence will increase efficiency or provide any other benefits. Further, the use of artificial intelligence technologies could present certain risks. For example, the use of artificial intelligence has the potential to result in bias, miscalculations, data errors and other unintended consequences. Further, the use of artificial intelligence tools may unintentionally compromise confidential or sensitive information, put our intellectual property at risk, or subject us to claims related to data privacy management or intellectual property infringement. It is possible that the artificial intelligence tools we use may negatively affect our reputation, disrupt our operations, or have a material adverse impact on our financial results.
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
We maintain customary insurance policies for businesses of our type, including property, business interruption, product liability and casualty insurance coverage, but such insurance may not provide adequate coverage against potential claims, including losses resulting from interruptions in our production capability or product liability claims relating to the products we manufacture. Consistent with market conditions in the insurance industry, premiums and deductibles for some of our insurance policies have increased in recent years, sometimes substantially, and may, in the future, increase further. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, our insurers could deny coverage for claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, our business, financial condition or results of operations could be materially adversely affected.
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
As of September 30, 2024, our total indebtedness was $440.0 million under our first lien credit facility, or the 2024 Term Loan Facility, and, as described below, we may incur more debt. Our indebtedness could have important consequences to the holders of our Class A common stock, including, without limitation, the following:
•making it more difficult for us to satisfy our obligations with respect to other debt we may incur;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•requiring us to dedicate a substantial portion of our cash flows to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the 2024 Term Loan Facility and our revolving credit facility, or the 2024 Revolving Credit Facility, and, together, with the 2024 Term Loan Facility, the Senior Secured Credit Facilities, are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.
In addition, the credit agreement that governs the Senior Secured Credit Facilities, or the Senior Secured Credit Agreement, contains restrictive covenants, including financial maintenance covenants, that may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.
The 2024 Term Loan Facility will mature on September 26, 2031, and the 2024 Revolving Credit Facility will mature on September 26, 2029. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We may not be able to obtain such financing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material adverse effect on us.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Secured Credit Agreement restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the Senior Secured Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. As of September 30, 2024, we had commitments available for borrowing under the 2024 Revolving Credit Facility of up to $372.8 million. In addition, we also have the option to incur incremental term loans under the 2024 Term Loan Facility and incremental revolving loan commitments under the 2024 Revolving Credit Facility in an amount that shall not exceed the sum of (i) the Fixed Incremental Amount, as defined in the Senior Secured Credit Agreement, and (ii) the Ratio Incremental Amount, as defined in the Senior Secured Credit Agreement, subject to certain other limitations and conditions set forth in the 2024 Term Loan Facility. All of those borrowings would be secured by first-priority liens on our property.
The terms of the Senior Secured Credit Agreement may restrict our current and future operations, including our ability to respond to changes or to take certain actions.
The Senior Secured Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.” The restrictive covenants under the Senior Secured Credit Agreement include restrictions on our ability to:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions or repurchase or redeem our capital stock;
•prepay, redeem or repurchase junior debt;
•issue certain preferred stock or similar equity securities;
•make loans and investments;
•sell assets or property, except in certain circumstances;
•incur liens;
•enter into transactions with affiliates;
•modify or waive certain material agreements in a manner that is adverse in any material respect to the lenders;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions, consolidations and other business combinations or selling all or substantially all of our assets.
As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to grow in accordance with our strategy, compete effectively or to take advantage of new business opportunities.
A breach of the covenants or restrictions under the Senior Secured Credit Agreement could result in a default or an event of default. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Senior Secured Credit Agreement would permit the lenders under the 2024 Revolving Credit Facility to terminate all commitments to extend further credit under such facility. Furthermore, if we were unable to repay the amounts due and payable under the Senior Secured Credit Facilities, those lenders under each facility could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders were to accelerate the repayment of our indebtedness, we and our subsidiaries may not have sufficient assets to repay that indebtedness. In exacerbated or prolonged circumstances, one or more of these events could result in our bankruptcy or liquidation.

We rely on available borrowings under the 2024 Revolving Credit Facility for cash to operate our business, and any inability to borrow may adversely affect our liquidity, financial position and results of operations.
In addition to cash we generate from our business, our principal existing source of cash is borrowings available under the 2024 Revolving Credit Facility. As of September 30, 2024, we had commitments under the 2024 Revolving Credit Facility of $375.0 million. There are limitations on our ability to incur the full $375.0 million of existing commitments under the 2024 Revolving Credit Facility. Any inability to borrow under the 2024 Revolving Credit Facility may adversely affect our liquidity, financial position and results of operations.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. For example, the Board of Governors of the Federal Reserve System increased interest rates multiple times in 2023 in response to concerns about inflation, and it may raise interest rates again in the future. Based on amounts outstanding as of September 30, 2024, unhedged, each 100 basis point change in interest rates would result in a $1.4 million change in annual interest expense on our indebtedness under the Senior Secured Credit Facilities. We have and may continue to enter into agreements such as floating for fixed-rate interest rate swaps and or other hedging contracts in order to hedge against interest rate volatility associated with our Senior Secured Credit Facilities. For example, we have entered into $300 million of interest rate swaps against our 2024 Term Loan Facility, which was accruing interest at a rate based on SOFR, for fixed rates. However, we may not enter into additional interest rate swaps in the future and, even if we do enter into additional interest rate swaps, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness. Moreover, any swaps or other instruments we have entered into or may enter into may not fully mitigate our interest rate risk. In addition, these agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable.
Risks Relating to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile or may decline steeply or suddenly regardless of our operating performance, and we may not be able to meet investor or analyst expectations. You may not be able to resell your shares at or above the price you paid and may lose all or part of your investment.
If you purchase shares of Class A common stock, you may not be able to resell those shares at or above the price you paid. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including, without limitation:
•actual or anticipated fluctuations in our revenues or other operating results;
•worsening of economic conditions in the United States and reduction in demand for our products;
•increases in interest rates or changes in tax laws that make it more costly for consumers to finance home renovation or purchases;
•variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;
•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
•additional shares of Class A common stock being sold into the market by us or our stockholders, or the anticipation of such sales;
•announcements by us or our competitors of significant products or features, innovations, acquisitions, strategic partnerships, joint ventures, capital commitments, divestitures or other dispositions;
•loss of relationships with significant distributors, dealers or other customers;
•changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•difficulties in integrating any new acquisitions we may make;
•loss of services from members of management or employees or difficulty in recruiting additional employees;
•price and volume fluctuations in the overall stock market, including as a result of general economic trends;

•an active trading market in our Class A common stock not being maintained or our failure to satisfy the continued listing standards of the NYSE;
•future issuances of our Class A common stock or other equity securities;
•lawsuits threatened or filed against us, or events that negatively impact our reputation; and
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies.
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
Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our Class A common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that our stockholders may deem advantageous. In particular, our certificate of incorporation and bylaws:
•establish a classified board of directors so that not all members are elected at one time, which could delay the ability of stockholders to change the membership of a majority of our board of directors, provided that such classification will be phased out by 2025, such that, following our 2025 annual meeting of stockholders, all directors will be elected annually for one-year terms;
•permit our board of directors to establish the number of directors and fill any vacancies (including vacancies resulting from an expansion in the size of our board of directors);
•establish limitations on the removal of directors;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that our board of directors is expressly authorized to make, alter or repeal our bylaws;
•restrict the forum for certain litigation against us to Delaware;
•provide that stockholders may not act by written consent, which requires stockholder action to be taken at an annual or special meeting of our stockholders;
•prohibit stockholders from calling special meetings, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including with respect to the removal of directors;
•prohibit us, except under specified circumstances and subject to specified exceptions, from engaging in a business combinations with any stockholders, or stockholders, who own or within the last three years has owned 15% of our voting stock; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
In June 2024, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $600 million of our Class A common stock, in addition to the remaining available amount of approximately $76 million pursuant to the 2022 Share Repurchase Authorization. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. The repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity continues to be a particularly acute area of risk for companies of all sizes and in all industries, including us. Our management and board of directors recognize the importance of developing, implementing, and maintaining appropriate cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. Both management and our board of directors are actively involved in our enterprise risk management, and cybersecurity represents an important component of our overall approach to enterprise risk.
Cybersecurity Risk
While we have not experienced a material impact on our business strategy, results of operations or financial condition resulting from cybersecurity threats or previous cybersecurity incidents, such events have the potential to have a material adverse effect on our business strategy, results of operations and financial condition, including by damaging or interrupting access to our information systems or networks, compromising confidential or otherwise protected information, destroying or corrupting data, or otherwise disrupting our operations. Such events could also damage our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition and results of operations. Such security breaches could also result in a violation of applicable U.S. and international privacy and other laws, which could have a material adverse effect on our business, results of operations and financial position.
We expect risks from cybersecurity threats, including, but not limited to, security breaches, viruses, malware, ransomware attacks, other cyber-attacks, or other similar threats, to continue as events of this nature become more sophisticated and potentially more frequent, and the techniques used in such attacks change rapidly.
Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, Risk Factors, which should be read in conjunction with the foregoing information.
Cybersecurity Risk Management and Strategy
We maintain a cybersecurity risk management program that is an important and integrated part of our enterprise risk management function and is designed to assess, identify, manage and protect our information systems and data from unauthorized access, use, disclosure, disruption, modification or destruction. Our program is based on applicable industry frameworks and standards, including those provided by the National Institute of Standards and Technology cybersecurity framework, or the NIST Framework. Our cybersecurity risk management process is integrated into our overall risk management process, and shares common methodologies, reporting channels and governance processes that apply across the risk management process to other legal, compliance, strategic, operational and financial risk areas.
We deploy a number of safeguards and processes designed to identify cybersecurity risks and protect our information systems from cybersecurity threats. For example, we maintain data encryption, monitoring, data storage, identity / authentication controls, including two-factor authentication tools, and anti-malware and anti-virus solutions. Additionally, for providers of software-as-a-service and other services that hold or process our data, we review and assesses industry standard certifications provided by such third-party service providers. We perform periodic penetration tests to identify and address vulnerabilities and perform cyber simulations to practice our cybersecurity incident response procedures. We train employees on cybersecurity risks at least semi-annually and generate internal phishing campaigns to assess the effectiveness of the training. We also maintain written information technology and cybersecurity policies that are reviewed regularly and are available to employees on demand.

In addition to internal resources and expertise across our information technology, internal legal and compliance and internal audit teams, we use a variety of industry standard security products and consultants and other third-party service providers to inform our understanding of the threat landscape and to assist us with protecting our technology infrastructure and data. Such security products cover data security, application security, endpoint security, and other security functions. We utilize third-party service providers to assist with the construction and maintenance of such defense system, as well as for assistance with respect to threat identification, response and, if necessary, remediation. We also engage third-party cybersecurity experts to conduct tabletop exercises to enhance incident response preparedness.
To the extent cybersecurity risks are identified, they are responded to by our cybersecurity team. Cybersecurity incidents are managed, evaluated, investigated, and responded to in accordance with our documented Cyber Incident Response Plan.
Cybersecurity Governance
While management is responsible for our cybersecurity program and managing our cybersecurity risks, including our procedures and day-to-day operations, our audit committee oversees our enterprise risk assessment and management program, which includes oversight of cybersecurity risks. In performing its oversight responsibilities, our audit committee receives regular reports from, and meets with, our cybersecurity leaders at least semi-annually, to review our information technology and cybersecurity risk profile and to discuss our efforts to prevent, detect, mitigate, and remediate cybersecurity incidents. Our audit committee, in turn, regularly reports to the full board of directors regarding such oversight. When assessing audit committee membership, our board of directors considers each member’s information technology and cybersecurity expertise. Our Cyber Incident Response Plan includes protocols under which cyber-related incidents are required to be escalated to senior management and to the audit committee, with ongoing updates regarding any such incident until it has been addressed.
In addition to the above, we recently hired a Chief Digital and Technology Officer to oversee all aspects of our technology system infrastructure and processes and manage our team of internal information technology experts, including our Chief Information Officer. The Chief Digital and Technology Officer is supported by a management-level committee and an experienced cybersecurity team that support our processes to assess and manage cybersecurity risk. Each of our Chief Digital and Technology Officer and our Chief Information Officer has over 25 years of information technology experience, primarily in the manufacturing and consumer goods industries. Our Chief Information Officer also has a degree in Management Information Systems, and both our Chief Digital and Technology Officer and our Chief Information Officer have a Masters of Business Administration. We also currently engage a third-party consultant who reports directly to our Chief Information Officer and provides Chief Information Security Officer, or CISO, advisory services. This consultant has approximately 15 years of experience serving in cybersecurity leadership positions, including as a CISO at other U.S. publicly traded manufacturing companies.
Item 2. Properties.
We own manufacturing properties throughout the United States. We also lease certain properties from third parties. We are headquartered in Chicago, Illinois and operate 15 manufacturing and recycling facilities in the United States. In alignment with our sustainability values, our Chicago corporate office is located in a 2019 LEED-Certified building. Our Residential segment products are produced primarily at our manufacturing facilities in Scranton, Pennsylvania; Wilmington, Ohio; Aliquippa, Pennsylvania; Boise, Idaho; Eagan, Minnesota; and Dahlonega, Georgia. Our Commercial segment products are produced primarily at our manufacturing facilities in Scranton, Pennsylvania.
The following table provides details of our principal physical properties as of September 30, 2024:

	Owned	Leased
Location	Square Feet	Square Feet
Scranton, PA	—	934,593
Wilmington, OH	500,000	272,002
Aliquippa, PA	236,600	—
Ashland, OH	—	200,344
Eagan, MN	—	92,958
Chicago, IL	—	25,722
Boise, ID	—	355,426
Dahlonega, GA	—	76,684

Item 3. Legal Proceedings.
From time to time, we may be involved in litigation relating to claims arising out of our operations and businesses that cover a wide range of matters, including, among others, contract and employment claims, personal injury claims, product liability claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of litigation. For more information, see Note 18 "Commitments and Contingencies" to our Consolidated Financial Statements included elsewhere in this Annual Report.
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
Holders of Record
As of October 31, 2024, there were approximately 5 stockholders of record of our Class A common stock, although we believe there is a significantly larger number of beneficial owners whose shares are held in street name by brokers and other nominees. No shares of our Class B common stock are outstanding.
Issuer Purchases of Equity Securities
The following table provides information with respect to our purchases of our Class A common stock in the quarter ended September 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1), (2), (3), (4), (5)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1), (2), (3), (4), (5)
July 1, 2024 - July 31, 2024	—	$—	—	$625,323,021
August 1, 2024 - August 31, 2024	1,756,629	40.55	1,756,629	557,110,157
September 1, 2024 - September 30, 2024	—	—	—	557,110,157
Total	1,756,629		1,756,629
(1)On May 5, 2022, the Board of Directors authorized us to repurchase up to $400 million of our Class A common stock. On June 12, 2024, the Board of Directors authorized us to repurchase up to $600 million of our Class A common stock in addition to the then remaining approximately $76 million available pursuant to our prior authorization.
(2)On June 17, 2024, we entered into a $50 million accelerated share repurchase agreement, or the June 2024 ASR, with Goldman Sachs & Co. LLC, or Goldman Sachs. Goldman Sachs delivered approximately 857,081 initial shares to us on June 18, 2024, based on the closing price of our Class A common stock of $46.67 on June 17, 2024. The total value of the initial shares represents 80% of the June 2024 ASR. Goldman Sachs terminated the June 2024 ASR on August 2, 2024 and delivered 308,629 additional shares to us on August 5, 2024 upon final settlement for no additional consideration. The average purchase price per share for shares purchased by us pursuant to the June 2024 ASR was $42.89.
(3)On August 13, 2024, we entered into a $50.0 million accelerated share repurchase agreement, or the August 2024 ASR, with JPMorgan Chase Bank, National Association, or JPMorgan. JPMorgan delivered 1 million initial shares to us on August 14, 2024, based on the closing price of our Class A common stock of $40.00 on August 13, 2024. The total value of the initial shares represents 80% of the August 2024 ASR. The final settlement will be based on the volume-weighted average price of our Class A common stock over the repurchase period, subject to certain adjustments. We expect to settle the August 2024 ASR in the first quarter of fiscal year 2025.
(4)During the three months ended September 30, 2024, we also repurchased 448,000 shares of our Class A common stock on the open market for an approximately $17.7 million reacquisition cost
(5)We recognized $0.7 million excise tax as reacquisition cost of share repurchases for the three months ended September 30, 2024.
See Note 13 in the Notes to Consolidated Financial Statements for additional information on Share Repurchase Program.

Dividends
We did not pay any dividends on our common stock during the years ended September 30, 2024 and 2023. We currently intend to retain earnings to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that our board of directors deems relevant.
Performance Graph
The following graph compares the cumulative total return on our Class A common stock since it began trading on the New York Stock Exchange on June 12, 2020 with the cumulative total return of the Russell 3000 Index and the S&P Composite 1500 Building Products Index. The graph assumes, in each case, an initial investment of $100 on June 12, 2020, based on the market price at the end of each month through and including September 30, 2024, and that all dividends paid by companies included in these indices have been reinvested. We did not pay any dividends during the period reflected in the graph.

Comparison of Cumulative Return for AZEK, Inc., Russell 3000 Index and S&P Composite 1500 Building Products Index
350
300
250
200
150
100
50
0
6/12/2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
Q4 2024
AZEK
Russell 3000
S&P Composite 1500 Building Products Index

	Jun. 12, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	Jun. 30, 2021	Sep. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	Jun. 30, 2022	Sep. 30, 2022	Dec. 31, 2022	Mar. 31, 2023	Jun. 30, 2023	Sep. 30, 2023	Dec. 31, 2023	Mar. 31, 2024	Jun.30, 2024	Sep. 30, 2024
The AZEK Company Inc.	$100.00	$117.35	$128.21	$141.62	$154.88	$156.39	$134.55	$170.31	$91.49	$61.66	$61.22	$74.84	$86.70	$111.57	$109.54	$140.88	$184.97	$155.17	$172.38
Russell 3000 Index	100.00	102.16	111.12	126.95	134.54	145.15	144.53	157.43	148.60	123.28	117.31	125.19	133.61	144.23	139.02	155.17	170.12	174.99	185.27
S&P Composite 1500 Building Products Index	100.00	103.85	125.90	142.65	166.16	180.29	174.68	206.96	162.82	135.22	137.47	156.11	166.89	193.49	188.68	221.86	253.51	245.58	290.05
The comparisons shown in the graph above are based on historical data, and are not indicative of, and are not intended to forecast, the potential future performance of our Class A common stock. The performance graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed “soliciting material” or to be

“filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of The AZEK Company Inc. under the Securities Act of or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, unless we specifically incorporate it by reference into such filing.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other sections of this Annual Report, including “Item 1. Business,” and our audited Consolidated Financial Statements and related Notes for the three years ended September 30, 2024, 2023 and 2022, included elsewhere in this Annual Report.
Forward-Looking Statements
This Annual Report contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report, including statements regarding future operations are forward-looking statements. In some cases, forward looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” or the negative of these terms and similar expressions intended to identify forward-looking statements. In particular, statements about potential new products and product innovation, statements regarding the potential impact of climate change and extreme weather events or geopolitical conflicts, statements about the markets in which we operate and the economy more generally, including inflation and interest rates, growth of our various markets and growth in the use of engineered products as well as our ability to share in such growth, statements about our ability to source our raw materials in line with our expectations, future pricing for our products or our raw materials and our ability to successfully manage market and interest rate risks and control or reduce costs, statements with respect to our ability to meet future goals and targets, including our sustainability-related targets, goals and initiatives, statements about our material weaknesses and our plans to remediate such material weaknesses, statements about potential share repurchases, statements about our use of emerging technologies, including artificial intelligence, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in the Annual Report are forward-looking statements. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report and in our other SEC filings. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
Overview
We are an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable outdoor living products, including TimberTech decking and railing, Versatex and AZEK Trim, and StruXure pergolas. Homeowners continue to invest in their homes and outdoor spaces and increasingly recognize the significant advantages of engineered, long-lasting products, which convert demand away from traditional materials, particularly wood. Our products transform those outdoor spaces by combining beautiful aesthetics with lower maintenance as compared to traditional materials. Our innovative range of outdoor living and home exterior products, including decking, railing, exterior trim, siding, cladding, pergolas and cabanas and accessories, inspires consumers to design outdoor spaces tailored to their unique lifestyle needs. In addition to our leading suite of outdoor living products, we sell a broad range of highly engineered products that are sold in commercial markets, including partitions, lockers and storage solutions. One of our core values is to “always do the right thing”. In furtherance of that value, we are focused on sustainability across our operations and have adopted strategies to enable us to meet the growing demand for environmentally-friendly products.
We report our results in two segments: Residential and Commercial. In our Residential segment, our primary consumer brands, TimberTech and AZEK, are recognized by contractors and consumers for their premium aesthetics, uncompromising quality and performance, and diversity of style and design options. Our Commercial segment manufactures high-quality bathroom partitions and lockers and, prior to our divestiture of the Vycom business on November 1, 2023, it also manufactured engineered sheet products. Over our history we have developed a reputation as a leading innovator in our markets by leveraging our differentiated manufacturing capabilities, material science expertise and product management proficiency to consistently introduce new products into the market. This long-standing commitment has enabled us to stay at the forefront of evolving industry trends and consumer demands, which in turn has allowed us to become a leader across our core product categories.

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
Secondary Offerings
During the three months ended June 30, 2023, we completed an offering of 16,100,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriter of its option to purchase up to 2,100,000 additional shares of Class A common stock. All of the shares were sold by certain stockholders to the underwriter at a price of $24.36 per share which the underwriter was then permitted to sell at variable prices to the public. We did not receive any of the proceeds from the sale of the shares by those stockholders. In connection with the offering, we incurred approximately $1.1 million in expenses. In connection with the secondary offering, we purchased from the underwriter 1,477,832 shares of its Class A common stock that were sold by the selling stockholders to the underwriter at a price per share of $24.36, which is equal to the price paid by the underwriter to the selling stockholders, representing an aggregate purchase price of approximately $36.0 million. The repurchase was made pursuant to our share repurchase program.
Key Factors Affecting Our Results of Operations
Our results of operations and financial condition are affected by the following factors, which reflect our operating philosophy and continued focus on driving material conversion to our low-maintenance, engineered products in each of our markets. We are unable to fully predict the impact that these factors may have on our industry or our business, financial condition, results of operations or cash flows. See also Part 1, Item 1A “Risk Factors” of and Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report.
Volume of Products Sold
Our net sales depend primarily on the volume of products we sell during any given period, and volume is affected by the following items:
•Economic conditions: Demand for our products is significantly affected by a number of economic factors impacting our customers and consumers. For example, demand for products sold by our Residential segment is driven primarily by home repair and remodeling activity and, to a lesser extent, new home construction activity. The residential repair and remodeling market depends in part on home equity financing, and accordingly, the level of equity in homes and prevailing interest rates affect consumers’ ability and willingness to obtain a home equity line of credit and engage in renovations that would result in purchases of our products. Demand for our products is also affected by overall interest rates, inflation levels, and the availability of credit, consumer confidence and spending, housing affordability, demographic trends, employment levels, changes to domestic and international trade, economic and monetary policies, geopolitical events and other macroeconomic factors that may influence the extent to which consumers engage in repair and remodeling projects to enhance the outdoor living spaces of their homes. Sales by our Commercial segment in institutional construction settings are also affected by the aforementioned factors as well as amounts available for expenditures in school construction and other public institutions, which depend in part on the availability of government funding and budgetary priorities. Changes in these and other economic conditions can impact the volume of our products sold during any given period.
•Material conversion: We have continued to increase sales of our products through our focused efforts to drive material conversion and market penetration of our products. We believe that there is a long-term trend toward material conversion from traditional materials, such as wood, to the low-maintenance, engineered materials we produce. We believe that our products offer a compelling value proposition due to their enhanced durability and lower maintenance costs compared to products manufactured from traditional materials, and we anticipate that sales of our products will continue to benefit from material conversion. The success of our efforts to drive conversion during any given period will impact the volume of our products sold during that period.
•Product innovation: We continue to develop and introduce innovative products to accelerate material conversion and expand our business. We believe that new products will enhance our ability to compete with traditional materials at a variety of price points, and we expect to continue to devote significant resources to developing innovative new products, including in response to, and in anticipation of, changes in consumer trends and preferences. The volume of our products sold during a given period will depend in part on our successfully introducing new products that generate additional demand as well as the extent to which new products may impact our sales of existing products.
•Marketing and distribution: Demand for our products is influenced by our efforts to expand and enhance awareness of our premium brands and the benefits of our products as well as to drive continued material conversion. Within our Residential segment, we sell our products through a national network of more than 10,000 professional dealer locations and home improvement retail outlets through more than 170 distributor branch locations. This network provides extensive geographic coverage, enabling us to effectively serve contractors across the United States and Canada. Within our Commercial segment, we have sold our products through a widespread distribution network as well as directly to OEMs. Our customer-focused sales organization generates pull-through demand for our products by driving increased downstream engagement with consumers and key influencers such as architects, builders and contractors and by focusing on strengthening our relationships with them, in addition to dealers and growing our presence in retail outlets. Our volume of product sales in a given period will be impacted by our ability to raise awareness of our brands and products.
Pricing
In general, our pricing strategy is to price our products at a premium relative to competing materials based on the value proposition they provide, including lower maintenance and lifetime costs. Our pricing strategy differs between our two operating segments as follows:
•Residential: Prices for our residential products are typically set annually, however, where warranted, repricing may occur more frequently when accounting for market dynamics, current and anticipated changes in input costs, and new product introductions by us or our competitors.
•Commercial: Our partitions and lockers product lines are customized by order, and, therefore, these products are typically priced based on the nature of the particular specifications ordered.
Cost of Materials
Raw material costs, including costs of petrochemical resins, reclaimed polyethylene and PVC material, waste wood fiber and aluminum, represent a majority of our cost of sales. The cost of petrochemical resins used in our manufacturing processes has historically varied significantly and has been affected by changes in supply and demand and in the price of crude oil. In addition, the price of reclaimed polyethylene material, waste wood fiber, aluminum, other additives (including modifiers, TiO2 and pigments) and other raw materials fluctuates depending on, among other things, overall market supply and demand and general business conditions. We have long-standing relationships as well as guaranteed supply contracts with some of our key suppliers but, other than certain contracts with prices determined based on the current index price, we have no fixed-price contracts with any of our major vendors. Under our guaranteed supply contracts, the prices are either established annually based on a discount to the then-current market prices or, for purchase orders, based on market rates in effect when the orders become effective. Prices for spot market purchases are negotiated on a continuous basis in line with the market at the time. During fiscal year 2022, we experienced significant increases in the cost of our raw materials due to factors such as global and domestic supply chain disruptions, extreme weather events, the conflict in Ukraine, elevated inflation levels and the ongoing direct and indirect effects of global health pandemics. While raw material prices have declined since fiscal year 2022, and even though we seek to mitigate the effects of increases in raw material costs by broadening our supplier base, increasing our use of recycled material and scrap, reducing waste and exploring options for material substitution without sacrificing quality, raw material prices and shortages of raw materials similar to what we experienced in fiscal year 2022 may reemerge from time to time. We have not entered into hedges with respect to our raw material costs at this time, but we may choose to enter into such hedges in the future.
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
We may divest portions of our business to the extent we deem advantageous. Strategic divestitures can allow us to focus on the highest value portions of our business and provide additional cash to finance our capital allocation priorities, but divestitures also can be time consuming and distracting for management and disruptive to our employees.
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
On November 1, 2023, we sold the Vycom business for net proceeds of approximately $131.8 million.
Results of Operations
The following tables summarize certain financial information relating to our operating results that have been derived from our audited Consolidated Financial Statements for the years ended September 30, 2024, 2023 and 2022.

	Years Ended September 30,			2024 - 2023 Variance		2023 - 2022 Variance
(U.S. dollars in thousands)	2024	2023	2022	$ Variance	% Variance	$ Variance	% Variance
Net sales	$1,441,448	$1,370,316	$1,355,586	$71,132	5.2%	$14,730	1.1%
Cost of sales	899,655	940,048	956,921	(40,393)	(4.3)%	(16,873)	(1.8)%
Gross profit	541,793	430,268	398,665	111,525	25.9%	31,603	7.9%
Selling, general and administrative expenses	327,770	305,162	279,889	22,608	7.4%	25,273	9.0%
Other general expenses	—	1,065	—	(1,065)	N/M%	1,065	N/M%
Loss on disposal of property, plant and equipment	1,934	249	496	1,685	676.7%	(247)	(49.8)%
Operating income	212,089	123,792	118,280	88,297	71.3%	5,512	4.7%
Interest expense, net	40,253	39,293	24,956	960	2.4%	14,337	57.4%
Gain on sale of business	(37,688)	—	—	(37,688)	N/M%	—	N/M%
Income tax expense	56,145	22,138	26,166	34,007	153.6%	(4,028)	(15.4)%
Net income	$153,379	$62,361	$67,158	$91,018	146.0%	$(4,797)	(7.1)%
“N/M” indicates the variance as a percentage is not meaningful.

Year Ended September 30, 2024, Compared with Year Ended September 30, 2023
Net Sales
Net sales for the year ended September 30, 2024 increased by $71.1 million, or 5.2%, to $1,441.4 million from $1,370.3 million for the year ended September 30, 2023. The increase was primarily due to higher sales volume in our Residential segment attributable to key growth initiatives, including channel expansion, new products and downstream sales and marketing investments, partially offset by the effect of the sale of the Vycom business in our Commercial segment. Net sales for the year ended September 30, 2024 increased for our Residential segment by 11.9% and decreased for our Commercial segment by 50.7%, in each case as compared to the prior year.
Cost of Sales
Cost of sales for the year ended September 30, 2024 decreased by $40.4 million, or 4.3%, to $899.7 million from $940.0 million for the year ended September 30, 2023, primarily due to lower raw material costs driven by certain commodity deflation and higher utilization of manufacturing capacity.
Gross Profit
Gross profit for the year ended September 30, 2024 increased by $111.5 million, or 25.9%, to $541.8 million from $430.3 million for the year ended September 30, 2023. Gross margin increased to 37.6% for the year ended September 30, 2024 compared to 31.4% for the year ended September 30, 2023. The increase in gross profit was driven by higher net sales, lower raw material costs, increased recycle usage and higher plant utilization.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $22.6 million, or 7.4%, to $327.8 million, or 22.7% of net sales, for the year ended September 30, 2024 from $305.2 million, or 22.3% of net sales, for the year ended September 30, 2023. The increase was primarily attributable to higher marketing expense, higher stock-based compensation and higher professional fees related to the Restatement, partially offset by lower depreciation expense.
Loss on disposal of property, plant and equipment
Loss on disposal of property, plant and equipment increased by $1.7 million to $1.9 million for the year ended September 30, 2024 from $0.2 million for the year ended September 30, 2023, primarily related to the removal of dispensable equipment resulting from a modification of our manufacturing process.
Other General Expenses
Other general expenses were $1.1 million during the year ended September 30, 2023, which related to our secondary offering in May 2023 as described in Note 13 to our unaudited Condensed Consolidated Financial Statements.
Interest Expense, net
Interest expense, net, increased by $1.0 million, or 2.4%, to $40.3 million for the year ended September 30, 2024 from $39.3 million for the year ended September 30, 2023. Interest expense, net increased due to refinancing fees related to our 2024 Term Loan Facility, higher interest rate on outstanding debt and lower capitalized interest, partially offset by higher interest income for the year ended September 30, 2024, when compared to the year ended September 30, 2023.
Gain On Sale Of Business
Gain on sale of business was $37.7 million for year ended September 30, 2024, which related to the divestiture of the Vycom business within the Commercial segment.
Income Tax Expense
Income tax expense increased by $34.0 million to $56.1 million for the year ended September 30, 2024 compared to $22.1 million for the year ended September 30, 2023. The increase in our income tax expense was primarily driven by higher pre-tax income as well as the gain from the sale of the Vycom business.
Net Income
Net income increased by $91.0 million to $153.4 million for the year ended September 30, 2024 compared to net income of $62.4 million for the year ended September 30, 2023, due to the factors described above.

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
Segment Results of Operations
We report our results in two segments: Residential and Commercial. The key segment measures used by our chief operating decision maker in deciding how to evaluate performance and allocate resources to each of the segments are Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin. Depending on certain circumstances, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin may be calculated differently, from time to time, than our Adjusted EBITDA and Adjusted EBITDA Margin, which are further discussed under the heading “Selected Consolidated Financial Data—Non-GAAP Financial Measures.” Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin represent measures of segment profit reported to our chief operating decision maker for the purpose of making decisions about allocating resources to a segment and assessing its performance and are determined as disclosed in our Consolidated Financial Statements included elsewhere in this Annual Report consistent with the requirements of the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC, 280. We define Segment Adjusted EBITDA as a segment’s net income (loss) before income tax (benefit) expense and by adding to or subtracting therefrom interest expense, net, depreciation and amortization, stock-based compensation costs, asset impairment and inventory revaluation costs, acquisition and divestiture costs, initial public offering costs and certain other items of expense and income. Segment Adjusted EBITDA Margin is equal to a segment’s Segment Adjusted EBITDA divided by such segment’s net sales.
Residential
The following table summarizes certain financial information relating to the Residential segment results that have been derived from our audited Consolidated Financial Statements for the years ended September 30, 2024, 2023 and 2022.

	Years Ended September 30,			2024 - 2023 Variance		2023 - 2022 Variance
(U.S. dollars in thousands)	2024	2023	2022	$ Variance	% Variance	$ Variance	% Variance
Net sales	$1,368,813	$1,222,866	$1,168,751	$145,947	11.9%	$54,115	4.6%
Segment Adjusted EBITDA(1)	365,273	252,830	250,130	112,443	44.5%	2,700	1.1%
Segment Adjusted EBITDA Margin	26.7%	20.7%	21.4%	N/A	N/A	N/A	N/A
(1)Effective as of December 31, 2023, Residential segment Adjusted EBITDA includes all corporate expenses, such as selling, general and administrative costs related to our corporate offices, including payroll and other professional fees. The prior periods have been recast to reflect the change.
Net Sales
Net sales of the Residential segment for the year ended September 30, 2024 increased by $145.9 million, or 11.9%, to $1,368.8 million from $1,222.9 million for the year ended September 30, 2023. The increase was attributable to higher net sales related to our Deck, Rail & Accessories business, partially offset by slightly lower net sales related to our Exteriors business.
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
Segment Adjusted EBITDA
Segment Adjusted EBITDA of the Residential segment for the year ended September 30, 2024 increased by $112.4 million, or 44.5% to $365.3 million from $252.8 million for the year ended September 30, 2023. The increase was mainly driven by lower raw material costs, higher plant utilization and higher net sales, partially offset by higher marketing and selling expenses.
Segment Adjusted EBITDA of the Residential segment for the year ended September 30, 2023 increased by $2.7 million, or 1.1% to $252.8 million from $250.1 million for the year ended September 30, 2022. The increase was mainly driven by positive pricing and lower raw material costs, mostly offset by higher selling, general and administrative expenses and underutilization of manufacturing capacity.
Commercial
The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our audited Consolidated Financial Statements for the years ended September 30, 2024, 2023 and 2022.

	Years Ended September 30,			2024 - 2023 Variance		2023 - 2022 Variance
(U.S. dollars in thousands)	2024	2023	2022	$ Variance	% Variance	$ Variance	% Variance
Net sales	$72,635	$147,450	$186,835	$(74,815)	(50.7)%	$(39,385)	(21.1)%
Segment Adjusted EBITDA	14,068	31,008	40,255	(16,940)	(54.6)%	(9,247)	(23.0)%
Segment Adjusted EBITDA Margin	19.4%	21.0%	21.5%	N/A	N/A	N/A	N/A
Net Sales
Net sales of the Commercial segment for the year ended September 30, 2024 decreased by $74.8 million, or 50.7%, to $72.6 million from $147.5 million for the year ended September 30, 2023, primarily due to the sale of the Vycom business. Vycom net sales were $3.3 million for the year ended September 30, 2024 (prior to its divestment on November 1, 2023) compared to $77.1 million for the year ended September 30, 2023.

Net sales of the Commercial segment for the year ended September 30, 2023 decreased by $39.4 million, or 21.1%, to $147.5 million from $186.8 million for the year ended September 30, 2022. Net sales for the year ended September 30, 2023 decreased for Vycom by 29.4% and decreased for Scranton Products by 9.4% in each case as compared to the prior year. The decrease was attributable to lower net sales in the Vycom and Scranton Products businesses as some of our channel partners met demand partially through inventory drawdowns which negatively impacted net sales.
Segment Adjusted EBITDA
Segment Adjusted EBITDA of the Commercial segment was $14.1 million for the year ended September 30, 2024, compared to $31.0 million for the year ended September 30, 2023. The decrease was primarily driven by lower net sales due to the sale of the Vycom business, partially offset by lower material costs.
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

	Years Ended September 30,
(U.S. dollars in thousands, except per share amounts)	2024	2023	2022
GAAP Financial Measures:
Gross Profit	$541,793	$430,268	$398,665
Gross Profit Margin	37.6%	31.4%	29.4%
Net Income	$153,379	$62,361	$67,158
Net Income Per Common Share - Diluted	$1.04	$0.41	$0.43
Net Profit Margin	10.6%	4.6%	5.0%
Net Cash Provided By Operating Activities	$224,479	$362,542	$105,835
Net Cash Provided By (Used In) Investing Activities	$49,139	$(88,504)	$(280,176)
Net Cash Provided By (Used In) Financing Activities	$(387,907)	$(116,541)	$44,622

	Years Ended September 30,
(U.S. dollars in thousands, except per share amounts)	2024	2023	2022
Non-GAAP Financial Measures:
Adjusted Gross Profit	$557,188	$448,564	$440,369
Adjusted Gross Profit Margin	38.7%	32.7%	32.5%
Adjusted Net Income	$176,929	$106,139	$141,201
Adjusted Diluted EPS	$1.20	$0.70	$0.91
Adjusted EBITDA	$379,341	$283,838	$290,385
Adjusted EBITDA Margin	26.3%	20.7%	21.4%
Free Cash Flow	$147,332	$273,997	$(65,103)

Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow
Beginning at December 31, 2023, we define Adjusted Gross Profit as gross profit before amortization, acquisition costs and certain other costs as described below. Prior to December 31, 2023, depreciation was also excluded from Adjusted Gross Profit. We believe that including depreciation expense in our Adjusted Gross Profit definition will result in easier comparability to our peers. Adjusted Gross Profit Margin is equal to Adjusted Gross Profit divided by net sales. Presentations of Adjusted Gross Profit and Adjusted Gross Profit Margin for prior periods have been recast to conform to the current period presentation for comparability. We define Adjusted Net Income as net income (loss) before amortization, stock-based compensation costs, acquisition and divestiture costs, initial public offering and secondary offering costs, capital structure transaction costs and certain other items of expense and income as described below. We define Adjusted Diluted EPS as Adjusted Net Income divided by weighted average common shares outstanding—diluted, to reflect the conversion or exercise, as applicable, of all outstanding shares of restricted stock awards, restricted stock units and options to purchase shares of our common stock. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax (benefit) expense and depreciation and amortization and by adding to or subtracting therefrom items of expense and income as described below. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by net sales. We believe Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that can vary from company to company depending on, among other things, its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. For example, we add back amortization and certain stock-based compensation costs when calculating Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income and Adjusted Diluted EPS because we do not consider them indicative of our core operating performance. We believe their exclusion, and the exclusion of certain other expenses as described herein, facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe that showing gross profit and net income, as adjusted to remove the impact of these expenses, is helpful to investors in assessing our gross profit and net income performance in a way that is similar to the way management assesses our performance. Additionally, EBITDA and EBITDA margin are common measures of operating performance in our industry, and we believe they facilitate operating comparisons. Our management also uses Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.
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
•Adjusted Gross Profit, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin exclude acquisition costs and other costs, each of which can affect our current and future cash requirements; and
•Other companies in our industry may calculate Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as comparative measures.
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
The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:
Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands)	2024	2023	2022
Gross profit	$541,793	$430,268	$398,665
Amortization(1)	15,126	18,162	20,525
Inventories(2)	—	—	19,297
Acquisition costs(3)	269	—	1,373
Other costs(4)	—	134	509
Adjusted Gross Profit	$557,188	$448,564	$440,369

	Years Ended September 30,
	2024	2023	2022
Gross margin	37.6%	31.4%	29.4%
Amortization	1.1%	1.3%	1.6%
Inventories	—%	—%	1.4%
Acquisition costs	—%	—%	0.1%
Other costs	—%	—%	—%
Adjusted Gross Profit Margin	38.7%	32.7%	32.5%
_______________________________________
(1)Effective as of December 31, 2023, we revised the definition of Adjusted Gross Profit to no longer exclude depreciation expense. The prior periods have been recast to reflect the change.
(2)During the fourth quarter of fiscal year 2022, we updated the process by which we estimate the value of our inventory. This included updating the assumptions that are used in determining and treating certain capitalized costs, primarily by incorporating the impacts of changes in the amount of recycled content introduced into our products.
(3)Acquisition costs reflect inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition.
(4)Other costs include reduction in workforce costs of $0.1 million and $0.5 million for fiscal years 2023 and 2022, respectively.

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands, except per share amounts)	2024	2023	2022
Net income	$153,379	$62,361	$67,158
Amortization	39,430	46,338	50,537
Stock-based compensation costs(1)	4,197	4,326	6,554
Acquisition and divestiture costs(2)	1,284	6,890	13,406
Gain on sale of business(3)	(37,688)	—	—
Secondary offering costs	—	1,065	—
Inventories(4)	—	—	19,297
Other costs(5)	11,091	843	2,764
Capital structure transaction costs(6)	5,494	—	5,112
Tax impact of adjustments(7)	(258)	(15,684)	(23,627)
Adjusted Net Income	$176,929	$106,139	$141,201

	Years Ended September 30,
	2024	2023	2022
Net income per common share — diluted	$1.04	$0.41	$0.43
Amortization	0.27	0.30	0.33
Stock-based compensation costs	0.03	0.03	0.05
Acquisition and divestiture costs	0.01	0.04	0.08
Gain on sale of business	(0.26)	—	—
Secondary offering costs	—	0.01	—
Inventories	—	—	0.12
Other costs	0.07	0.01	0.02
Capital structure transaction costs	0.04	—	0.03
Tax impact of adjustments	—	(0.10)	(0.15)
Adjusted Diluted EPS(8)	$1.20	$0.70	$0.91
_______________________________________
(1)Stock-based compensation costs reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.
(2)Acquisition and divestiture costs reflect costs directly related to completed acquisitions of $0.5 million, $3.9 million and $11.5 million for fiscal years 2024, 2023 and 2022, respectively, costs related to divestitures of $0.5 million, $3.0 million and $0.5 million for fiscal years 2024, 2023 and 2022, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $0.3 million and $1.4 million for fiscal years 2024 and 2022.
(3)Gain on sale of business relates to the sale of the Vycom business.
(4)During the fourth quarter of fiscal year 2022, we updated the process by which we estimate the value of our inventory. This included updating the assumptions that are used in determining and treating certain capitalized costs, primarily by incorporating the impacts of changes in the amount of recycled content introduced into our products.
(5)Other costs reflect costs related to the Restatement of $5.9 million for fiscal year 2024, costs related to removal of dispensable equipment resulting from a modification of the Company's manufacturing process of $2.4 million for fiscal year 2024, reduction in workforce costs of $0.3 million, $0.5 million and $1.6 million for fiscal years 2024, 2023 and 2022, respectively, costs for legal expenses of $1.8 million, $0.3 million and $0.9 million for fiscal years 2024, 2023 and 2022, respectively, other costs of $0.7 million and $0.2 million for fiscal years 2024 and 2022, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million for fiscal year 2022.
(6)Capital structure transaction costs include third party costs related to the Senior Secured Credit Facilities of $5.5 million for fiscal year 2024 and to the 2022 Term Loan Agreement of $5.1 million for fiscal year 2022.

(7)Tax impact of adjustments, except for gain on sale of business, is based on applying a combined U.S. federal and state statutory tax rate of 26.5% for fiscal years 2024 and 2023 and 24.5% for fiscal year 2022. Tax impact of adjustment for gain on sale of business is based on applying a combined U.S. federal and state statutory tax rate of 42.1% for fiscal year 2024.
(8)Weighted average common shares outstanding used in computing diluted net income per common share is 147,485,126, 150,849,896 and 154,517,843 shares for fiscal years 2024, 2023 and 2022, respectively.
Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands)	2024	2023	2022
Net income	$153,379	$62,361	$67,158
Interest expense, net	40,253	39,293	24,956
Depreciation and amortization	129,042	132,544	118,533
Tax expense	56,145	22,138	26,166
Stock-based compensation costs	25,835	18,704	18,105
Acquisition and divestiture costs(1)	1,284	6,890	13,406
Gain on sale of business(2)	(37,688)	—	—
Secondary offering costs	—	1,065	—
Inventories(3)	—	—	19,297
Other costs(4)	11,091	843	2,764
Total adjustments	225,962	221,477	223,227
Adjusted EBITDA	$379,341	$283,838	$290,385

	Years Ended September 30,
	2024	2023	2022
Net profit margin	10.6%	4.6%	5.0%
Interest expense, net	2.8%	2.9%	1.8%
Depreciation and amortization	8.9%	9.5%	8.8%
Tax expense	3.9%	1.6%	1.9%
Stock-based compensation costs	1.8%	1.4%	1.3%
Acquisition and divestiture costs	0.1%	0.5%	1.0%
Gain on sale of business	(2.6)%	—%	—%
Secondary offering costs	—%	0.1%	—%
Inventories	—%	—%	1.4%
Other costs	0.8%	0.1%	0.2%
Total adjustments	15.7%	16.1%	16.4%
Adjusted EBITDA Margin	26.3%	20.7%	21.4%
_______________________________________
(1)Acquisition and divestiture costs reflect costs directly related to completed acquisitions of $0.5 million, $3.9 million and $11.5 million for fiscal years 2024, 2023 and 2022, respectively, costs related to divestitures of $0.5 million, $3.0 million and $0.5 million for fiscal years 2024, 2023 and 2022, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $0.3 million and $1.4 million for fiscal years 2024 and 2022.
(2) Gain on sale of business relates to the sale of the Vycom business.
(3)During the fourth quarter of fiscal year 2022, we updated the process by which we estimate the value of our inventory. This included updating the assumptions that are used in determining and treating certain capitalized costs, primarily by incorporating the impacts of changes in the amount of recycled content introduced into our products.
(4)Other costs reflect costs related to the Restatement of $5.9 million for fiscal year 2024, costs related to removal of dispensable equipment resulting from a modification of the Company's manufacturing process of $2.4 million for fiscal year 2024, reduction in workforce costs of $0.3 million, $0.5 million and $1.6 million for fiscal years 2024, 2023 and 2022, respectively, costs for legal expenses of $1.8 million, $0.3 million and $0.9 million for fiscal years 2024, 2023 and 2022, respectively, other costs of $0.7 million and $0.2 million for fiscal years 2024 and 2022, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million for fiscal year 2022.
Free Cash Flow Reconciliation

	Years Ended September 30,
(U.S. dollars in thousands)	2024	2023	2022
Net cash provided by operating activities	$224,479	$362,542	$105,835
Less: Purchases of property, plant and equipment	(77,147)	(88,545)	(170,938)
Free Cash Flow	$147,332	$273,997	$(65,103)
Net cash provided by (used in) investing activities	$49,139	$(88,504)	$(280,176)
Net cash provided by (used in) financing activities	$(387,907)	$(116,541)	$44,622
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs are to fund working capital, capital expenditures, debt service, share repurchases and any acquisitions we may undertake. As of September 30, 2024, we had cash and cash equivalents of $164.0 million and total indebtedness of $440.0 million. The AZEK Group LLC, our direct, wholly owned subsidiary, had approximately $372.8 million available under our 2024 Revolving Credit Facility for future borrowings as of September 30, 2024.
We believe we will have adequate liquidity over the next 12 months to operate our business and to meet our cash requirements as a result of cash flows from operating activities, available cash balances and availability under our 2024 Revolving Credit Facility after consideration of our debt service and other cash requirements. In the longer term, our liquidity will depend on many factors, including our results of operations, our future growth, the timing and extent of our expenditures to develop new products and improve our manufacturing capabilities, the expansion of our sales and marketing activities and the extent to which we make acquisitions. Changes in our operating plans, material changes in anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional equity and/or debt financing in future periods.
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
The AZEK Group LLC is party to the Senior Secured Credit Facilities. The obligations under the Senior Secured Credit Facilities are secured by substantially all of our assets, subject to certain exceptions set forth in the Senior Secured Credit Agreement. The obligations under the Senior Secured Credit Facilities are guaranteed by The AZEK Company Inc. and the wholly owned domestic subsidiaries of The AZEK Group LLC other than certain immaterial subsidiaries and other excluded subsidiaries.
The Senior Secured Credit Facilities contain covenants restricting payments of dividends by The AZEK Group LLC unless certain conditions, as provided in the Senior Secured Credit Facilities, are met. The covenants under our Senior Secured Credit Facilities provide for certain exceptions for specific types of payments. However, other than restricted payments under the specified exceptions, the covenants under our 2024 Term Loan Agreement generally prohibit the payment of dividends unless the Total Net Leverage Ratio (as defined in the 2024 Term Loan Agreement) of The AZEK Group LLC, on a pro forma basis, is no greater than 3.75:1.00 and no event of default has occurred and is continuing.
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
On September 26, 2024, our subsidiary, The AZEK Group LLC, Wells Fargo Bank, National Association, as administrative agent and collateral agent, or the Revolver Administrative Agent, and the lenders party thereto entered into the 2024 Revolving Credit Facility. The 2024 Revolving Credit Facility provides for maximum aggregate borrowings of up to $375.0 million, subject to our Total

Net Leverage Ratio remaining below 4.00:1.00 and our Interest Coverage Ratio (as defined in the Senior Secured Credit Agreement) remaining below 3.00:1.00. As of September 30, 2024, The AZEK Group LLC had no outstanding borrowings under the 2024 Revolving Credit Facility and had $2.2 million of outstanding letters of credit held against the 2024 Revolving Credit Facility. As of September 30, 2023, The AZEK Group LLC had no outstanding borrowings under the prior revolving credit facility and had $2.8 million of outstanding letters of credit held against such revolving credit facility. As of September 30, 2024 and 2023, The AZEK Group LLC had approximately $372.8 million and $147.2 million, respectively available under revolving credit facilities in addition to cash and cash equivalents on hand of $164.0 million and $278.3 million, respectively.
Cash Uses
Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, share repurchases, and, if market conditions warrant, making select acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.
Cash Flows

	Years Ended September 30,			2024 - 2023 Variance		2023 - 2022 Variance
(U.S. dollars in thousands)	2024	2023	2022	$ Variance	% Variance	$ Variance	% Variance
Net cash provided by operating activities	$224,479	$362,542	$105,835	$(138,063)	(38.1)%	$256,707	242.6%
Net cash provided by (used in) investing activities	49,139	(88,504)	(280,176)	137,643	155.5%	191,672	68.4%
Net cash provided by (used in) financing activities	(387,907)	(116,541)	44,622	(271,366)	(232.9)%	(161,163)	(361.2)%
Net increase (decrease) in cash and cash equivalents	$(114,289)	$157,497	$(129,719)	$(271,786)	N/M	$287,216	N/M
“N/M” indicates the variance as a percentage is not meaningful.
Year Ended September 30, 2024, Compared with Year Ended September 30, 2023
Cash Provided by Operating Activities
Net cash provided by operating activities was $224.5 million and $362.5 million for the years ended September 30, 2024 and 2023, respectively. The $138.1 million decrease in cash provided by operating activities is primarily related to the increase in inventory and lower trade receivables, partially offset by increased profitability due to higher net sales and lower raw material costs.
Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities was $49.1 million and $(88.5) million for the years ended September 30, 2024 and 2023, respectively. The $137.6 million increase in cash provided by investing activities is primarily related to net proceeds from the sale of the Vycom business during the year ended September 30, 2024.
Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was $(387.9) million and $(116.5) million for the years ended September 30, 2024 and 2023, respectively. Net cash provided by (used in) financing activities for the year ended September 30, 2023 consisted of $(115.5) million of treasury stock repurchases and $15.0 million of proceeds from the exercise of stock options, as compared to the year ended September 30, 2024, which primarily consisted of $(242.5) million of treasury stock repurchases, $(155.1) million of debt repayment and $20.9 million of proceeds from the exercise of stock options.
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

Cash Used in Investing Activities
Net cash used in investing activities was $88.5 million and $280.2 million for the years ended September 30, 2023 and 2022, respectively. The $191.7 million decrease in cash used in investing activities is primarily related to acquisitions completed during the year ended September 30, 2022 as well as purchases of property, plant and equipment returning to normalized levels during the year ended September 30, 2023, as compared to the year ended September 30, 2022 which included purchases of property, plant and equipment to support our expansion of capacity in our manufacturing facilities.
Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was $(116.5) million and $44.6 million for the years ended September 30, 2023 and 2022, respectively. Net cash provided by (used in) financing activities for the year ended September 30, 2022 consisted of cash received from the 2022 Term Loan Agreement of $595.5 million, repayments for the Term Loan Agreement of $(467.7) million and treasury stock repurchases of $(81.5) million, as compared to the year ended September 30, 2023, which primarily consisted of $(115.5) million of treasury stock repurchases and $15.0 million of proceeds from the exercise of stock options.
Share Repurchase Program
On May 5, 2022, the Board of Directors authorized us to repurchase up to $400 million of our Class A common stock, or the 2022 Share Repurchase Authorization. On June 12, 2024, the Board of Directors authorized us to repurchase up to $600 million of our Class A common stock, in addition to the then remaining approximately $76 million available pursuant to the 2022 Share Repurchase Authorization. We refer to this combined authorization as the Share Repurchase Program. The Share Repurchase Program allows us to repurchase our shares opportunistically from time to time. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, accelerated share repurchases or tender offers, some of which may be effected through Rule 10b5-1 plans, or a combination of the foregoing. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be discontinued at any time.
The table below summaries our repurchases of our Class A common stock during the year ended September 30, 2024, and 2023 (in thousands, except per share amount):

	Year Ended September 30,
	2024	2023
Total number of shares repurchased	5,866	4,152
Reacquisition cost (1), (2), (3), (4)	$244,828	$116,578
Average price per share	$40.03	$28.08
(1)On August 13, 2024, we entered into a $50.0 million accelerated share repurchase agreement with JPMorgan. JPMorgan delivered 1 million initial shares to us on August 14, 2024, based on the closing price of our Class A common stock of $40.00 on August 13, 2024. The total value of the initial shares represents 80% of the August 2024 ASR. The final settlement will be based on the volume-weighted average price of our Class A common stock over the repurchase period, subject to certain adjustments. We expect to settle the August 2024 ASR in the first quarter of fiscal year 2025.
(2)During the year ended September 30, 2024, we also repurchased 2,725,707 shares of its Class A common stock under a $100.0 million ASR which was settled in February 2024, 1,165,710 shares of our Class A common stock under a $50.0 million ASR which was settled in August 2024, and 974,718 shares of our Class A common stock on the open market for an approximately $42.9 million reacquistion cost.
(3)Reacquisition cost in the year ended September 30, 2023 includes the $36.0 million repurchase from the underwriter upon the completion of the secondary offering discussed under "—Secondary Offerings". The remaining repurchases in the year ended September 30, 2023 were made through open market transactions.
(4)We recognized $2.3 million and $1.1 million excise tax as reacquisition cost of share repurchases for fiscal years 2024 and 2023.
As of September 30, 2024, we had approximately $557.1 million available for repurchases under the Share Repurchase Program.
See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information.
Availability under our Senior Secured Credit Facilities
On September 26, 2024, The AZEK Group LLC, entered into the Senior Secured Credit Agreement, a new $815.0 million senior credit agreement, consisting of the $440.0 million 2024 Term Loan Facility and the $375.0 million 2024 Revolving Credit Facility.

The 2024 Term Loan Facility will mature on September 26, 2031, subject to acceleration or prepayment. Commencing on March 31, 2025, the 2024 Term Loan Facility will amortize in equal quarterly installments of 0.25% of the aggregate principal amount of the loans outstanding, subject to reduction for certain prepayments. The 2024 Revolving Credit Facility will mature on September 26, 2029, and the 2024 Revolving Credit Facility will not amortize.
All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by (i) The AZEK Company Inc., (ii) The AZEK Group LLC, or the Borrower and (iii) the wholly owned domestic subsidiaries of the Borrower, or the Guarantors. All future wholly-owned domestic subsidiaries of the Borrower will be required to guarantee the Senior Secured Credit Facilities, except to the extent such subsidiary is an immaterial subsidiary or an excluded subsidiary. The Senior Secured Credit Facilities are secured by a first priority security interest in the membership interests of the Borrower and substantially all of the present and future assets of the Borrower and the Guarantors named therein, including equity interests of their domestic subsidiaries, subject to certain exceptions.
The interest rate applicable to loans under the 2024 Term Loan Facility equals (i) in the case of alternative base rate borrowings, the highest of (a) the Federal Funds Rate plus ½ of 1.00%, (b) the Prime Rate and (c) the one-month Term SOFR plus 1.00% per annum, provided that, in no event will the alternative base rate be less than 1.50% per annum, plus an applicable margin of 1.00% and (ii) in the case of SOFR borrowings, Term SOFR for the applicable interest period, provided that, in no event will Term SOFR be less than 0.50%, plus an applicable margin of 2.00%.
The interest rate applicable to loans under the 2024 Revolving Credit Facility equals (i) in the case of alternative base rate borrowings, the highest of (a) the Federal Funds Rate plus ½ of 1.00%, (b) the Prime Rate and (c) the one-month Term SOFR plus 1.00% per annum, provided that, in no event will the alternative base rate be less than 1.00% per annum, plus an applicable margin between 0.50% and 1.25%, depending on the Company's first lien net leverage ratio and (ii) in the case of SOFR borrowings, Term SOFR for the applicable interest period, provided that, in no event will Term SOFR be less than 0.00%, plus an applicable margin between 1.50% and 2.25%, depending on the first lien net leverage ratio.
The Senior Secured Credit Facilities may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than, (i) any breakage costs in connection with voluntary prepayments of Term SOFR Loans, and (ii) the Prepayment Premium, if applicable), subject to certain customary conditions. The Senior Secured Credit Facilities also require mandatory prepayments of loans under the Senior Secured Credit Facilities from the proceeds of certain debt issuances and certain asset dispositions (subject to certain reinvestment rights) and, commencing with the fiscal year ended September 30, 2025, a percentage of excess cash flow (subject to step-downs upon the Borrower achieving certain leverage ratios and other reductions in connection with other debt prepayments). The Senior Secured Credit Agreement contains affirmative covenants, negative covenants and financial maintenance covenants that are customary for facilities of this type. The Senior Secured Credit Facilities include customary events of default, including upon the occurrence of a change of control.
A “commitment fee” accrues on any unused portion of the commitments under the 2024 Revolving Credit Facility during the preceding three calendar month period. The commitment fee is determined based on the first lien net leverage ratio and can range from 20 basis points to 35 basis points.
The Borrower has the right to arrange for incremental term loans and revolving loan commitments, either through an incremental amendment to the Senior Secured Credit Agreement or through the incurrence of incremental equivalent debt, in each case, in an amount that shall not exceed the sum of (i) the Fixed Incremental Amount, as defined in the Senior Secured Credit Agreement, and (ii) the Ratio Incremental Amount, as defined in the Senior Secured Credit Agreement.
Restrictions on Dividends
The Senior Secured Credit Agreement restricts payments of dividends unless certain conditions, as provided in the Senior Secured Credit Agreement, are met.
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

Revenue Recognition
Our Residential segment generates revenue from the sale of our innovative, low-maintenance, sustainable outdoor living and home exterior products, including decking, railing, trim, moulding, pergolas and accessories. Our Commercial segment generates revenue from the sale of sustainable low-maintenance privacy and storage solution products and highly engineered plastic sheet products.
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
Customer contracts are typically fixed price and short-term in nature. The transaction price is based on the product specifications and is determined at the time of order. We do not engage in contracts greater than one year, and therefore do not have any incremental costs capitalized as of September 30, 2024 or September 30, 2023.
We may offer various sales incentive programs throughout the year. We estimate the amount of sales incentive to allocate to each performance obligation, or product shipped, using the most-likely-amount method of estimation, based on sales to the direct customer or sell-through customer. The estimate is updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as part of net revenue in the period in which the change occurs under the cumulative catch-up method. In addition to sales incentive programs, we may offer a payment discount, if payments are received within 30 days. We estimate the payment discount that we determine will be taken by the customer based on prior history and using the most-likely-amount method of estimation. We believe the most-likely-amount method best predicts the amount of consideration to which we will be entitled. The payment discounts are also reflected as part of net revenue. The total amount of incentives was $143.8 million, $132.6 million and $105.8 million for the years ended September 30, 2024, 2023 and 2022, respectively.
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
Goodwill
We account for goodwill as the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We assign goodwill to four reporting units based on which reporting unit is expected to benefit from the business combination as of the acquisition date. We evaluate goodwill for impairment in the fourth quarter at the reporting unit level annually, or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below the carrying amount. Goodwill is considered to be impaired when the net book value of the reporting unit exceeds its estimated fair value. Our evaluation may begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount or we may elect to bypass the qualitative assessment and proceed to a quantitative assessment to determine if goodwill is impaired. In quantitative impairment tests, we first compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is impaired and an impairment loss is recognized for the excess up to the amount of goodwill allocated to the reporting unit.
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
Our annual impairment testing as of August 1, 2024 resulted in fair values of our reporting units and indefinite-lived intangible assets in excess of carrying values. No impairments were recorded during the year ended September 30, 2024.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires all public entities that are subject to segment reporting requirements to disclose additional information, including significant segment expenses and other segment items on an annual and interim basis. It also requires the disclosure of the title and the position of the chief operating decision maker and how the reported measures are used for making business decisions. This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We intend to adopt the updated standard during the fiscal year beginning October 1, 2024. We do not expect the adoption of this standard will have a material impact on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard expands the disclosure requirements primarily on the rate reconciliation and income tax paid. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. We intend to adopt the updated standard during the fiscal year beginning October 1, 2025. We do not expect the adoption of this standard will have a material impact on our disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires all public companies to disclose more detailed information about certain costs and expenses in the notes to the financial statements at interim and annual reporting periods. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our disclosures.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the 2024 Revolving Credit Facility. As of September 30, 2024, we had $440.0 million outstanding under our 2024 Term Loan Facility and as of September 30, 2023, we had $594.0 million outstanding under the 2022 Term Loan Agreement, and no outstanding amounts under the Revolving Credit Facility at both dates. The 2024 Term Loan Facility and 2024 Revolving Credit Facility bear interest at variable rates. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. For example, the Board of Governors of the Federal Reserve System increased interest rates multiple times in 2022 and 2023 in response to concerns about inflation, and it may raise interest rates again in the future. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities, after giving effect to related derivatives, as of September 30, 2024, 2023 and 2022, would have increased or decreased, respectively, annual cash interest by approximately $1.4 million, $2.9 million and $3.0 million, respectively.
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
Credit Risk
As of September 30, 2024 and 2023, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
Our accounts receivable primarily relate to revenue from the sale of products primarily to established distributors inside of the United States. To mitigate credit risk, ongoing credit evaluations of customers’ financial condition are performed. As of September 30, 2024, receivables from one customer represented 20.4% of gross trade receivables. As of September 30, 2023, receivables from one customer represented 17.2% of gross trade receivables.
Foreign Currency Risk
Substantially all of our business is currently conducted in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar as compared to other currencies would have a material effect on our operating results.
Inflation
Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use and other costs, including freight and labor costs. Global inflation increased during 2023, and geopolitical tensions and economic uncertainties exacerbated inflationary pressures, including causing increases in the prices for goods and services and exacerbating global supply chain disruptions, which have resulted in, and may again result in, shortages in materials and services and related issues. Historically, we have generally been able over time to offset, in whole or in part, the effects of inflation and price fluctuations through sales price increases and production efficiencies associated with technological enhancements and volume growth; however, we cannot reasonably estimate our ability to offset any increases in raw material prices or freight or labor costs or other inflationary pressures in the future. Such sustained inflationary pressures may have an adverse effect on our business, financial condition and results of operations if the selling prices of our products do not increase with these increased costs, or we cannot identify cost efficiencies.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
This Item 9A includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a–14 of the Exchange Act included in this Annual Report as Exhibits 31.1 and 31.2.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 because of the material weaknesses in our internal control over financial reporting discussed below.
Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with GAAP.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024, using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of September 30, 2024, our internal control over financial reporting was not effective because of the material weaknesses discussed below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in Part II, Item 9A of Amendment No. 1 on Form 10-K/A to our Annual Report on form 10-K for the fiscal year ended September 30, 2023, we identified deficiencies that resulted in material weaknesses in our internal control over financial reporting. We did not have adequate oversight at certain of the Company's locations to prevent misstatements caused by an employee (who is no longer employed by the Company) creating and concealing inaccurate and unsupported manual journal entries. Additionally, we did not design and maintain effective controls related to the period-end reporting process, including controls over the business performance reviews, account reconciliations, journal entries, and maintaining appropriate segregation of duties.
The material weaknesses described above resulted in misstatements to inventory, cost of sales, and related income tax accounts that resulted in the restatement of our financial statements as of and for the fiscal years ended September 30, 2023, 2022 and 2021, each of the quarters within fiscal years ended September 30, 2023 and 2022 and the fiscal quarter ended December 31, 2023, or collectively, the Affected Periods.
Additionally, each of the material weaknesses described above could result in misstatements of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
The effectiveness of our internal control over financial reporting as of September 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.
Status of Management’s Remediation Efforts
As it relates to the material weaknesses that exist as of September 30, 2024, we are currently in the process of implementing our remediation plans and taking steps to address the root cause of the material weaknesses described above. During the three months ended September 30, 2024, we took the following remedial actions:
•With the assistance from our external consultant, we have evaluated, redesigned and implemented certain internal controls impacted by the material weaknesses.
•We have enhanced controls, both within our information technology environment and business process controls, to establish and maintain appropriate segregation of duties.
•We have provided training over the execution and review of manual journal entry controls to all applicable employees of the Company.
•In addition to our in-house training, we hired an external consultant to provide additional training to all applicable employees regarding prompt internal reporting of identified issues and concerns.
•We have provided technical accounting training to individuals involved in the process to reconcile inventory on a monthly basis.
•We have enhanced the design of the inventory reconciliation controls to standardize the review to improve the reliability of information used by accounting personnel.
•We have enhanced our monitoring level controls to detect material and unusual variances in inventory account balances and cost of sales activity.
While we believe these efforts will improve our internal controls and address the root cause of the material weaknesses, such material weaknesses will not be remediated until we have concluded, through testing, that our controls are operating effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
As described above, there were changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
Jesse Singh, our Chief Executive Officer and a member of our Board of Directors, entered into an equity trading plan on August 15, 2024. Mr. Singh’s plan provides for the sale of up to 180,000 shares of Class A common stock between December 16, 2024 and August 11, 2025 at various minimum prices. Mr. Singh’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding insider trading.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our definitive proxy statement for our 2025 annual meeting of stockholders, or the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2024 fiscal year, and is herein incorporated by reference.
Code of Ethics
We have adopted a Code of Ethics for Senior Officers applicable to our Chief Executive Officer and senior financial officers. In addition, we have adopted a Code of Conduct and Ethics for all officers, directors and employees. Our Code of Ethics for Senior Officers and Code of Conduct and Ethics are posted on our website at azekco.com on the Governance Documents page of the Investor Relations section of the website. We intend to disclose future amendments to certain provisions of our Code of Ethics for Senior Officers and our Code of Conduct and Ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer or other persons performing similar functions on our website.
Insider Trading Policy
We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by us and by our directors, officers and employees, as well as their immediate family members and entities owned or controlled by them, and that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2024 fiscal year, and is herein incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2024 fiscal year, and is herein incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2024 fiscal year, and is herein incorporated by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2024 fiscal year, and is herein incorporated by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)List the following documents filed as a part of the report:
(1)Financial statements: The financial statements and notes thereto annexed to this report beginning on page F-1.
(2)Financial statement schedules: All schedules are omitted because they are either not applicable or the required information is disclosed in our audited consolidated financial statements or the accompanying notes.
(3)Exhibits: The list of Exhibits filed as part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such Exhibits and is incorporated herein by this reference.
Item 16. Form 10-K Summary
None.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Second Restated Certificate of Incorporation of The AZEK Company Inc.	8-K	3.2	03/01/2023	001-39322

3.2	Amended and Restated Bylaws of The AZEK Company Inc.	10-Q	3.2	06/14/2024	001-39322

4.1	Registration Rights Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.2	08/14/2020	001-39322

4.2	Description of Registrant’s Securities	10-K	4.3	11/23/2021	001-39322

10.1	Credit Agreement, dated as of September 26, 2024, by and among The AZEK Company Inc., The AZEK Group LLC, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent	8-K	10.1	09/27/2024	001-39322

10.2	Guarantee and Collateral Agreement, dated as of September 26, 2024, by and among The AZEK Company Inc., The AZEK Group LLC, each of the Subsidiaries identified therein and Wells Fargo Bank, National Association, as administrative agent and collateral agent	8-K	10.2	09/27/2024	001-39322

10.3†	Form of Indemnification Agreement	S-1	10.23	02/07/2020	333-236325

10.4†	Employment Agreement, dated as of May 26, 2016, by and between CPG International LLC and Jesse Singh	S-1	10.24	02/07/2020	333-236325

10.5†	Employment Offer Letter, dated as of September 20, 2017, by and between CPG International LLC and Jonathan Skelly	S-1	10.27	02/07/2020	333-236325

10.6†	Employment Agreement, dated as of July 14, 2021, by and between CPG International LLC and Peter Clifford	8-K	10.1	07/19/2021	001-39322

10.7†	Employment Offer Letter, dated as of September 14, 2021, by and between CPG International LLC and Samara Toole	10-Q	10.1	02/09/2023	001-39322

10.8†	Employment Offer Letter, dated as of December 12, 2020, by and between CPG International LLC and Morgan Walbridge	10-Q	10.2	02/09/2023	001-39322

10.9†	The AZEK Company Inc. 2020 Omnibus Incentive Compensation Plan	S-1	10.36	09/08/2020	333-248660

10.10†	Form of Restricted Stock Grant (Replacement Award for AOT Building Products, L.P. Profits Interests)	S-1	10.37	09/08/2020	333-248660

10.11†	Form of Nonqualified Stock Option Grant (Option Award for AOT Building Products, L.P. Profits Interests)	S-1	10.38	09/08/2020	333-248660

10.12†	Form of IPO Nonqualified Stock Option Award Agreement (Chair IPO Award)	S-1	10.39	09/08/2020	333-248660

10.13†	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors	10-K	10.20	11/23/2021	001-39322

10.14†	Form of Time-Based Restricted Stock Unit Award Agreement (Mr. Skelly IPO Award)	S-1	10.39	02/07/2020	333-236325

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

10.15†	Form of Time-Based Restricted Stock Unit Award Agreement (2022, 2023 and 2024 Awards)	10-K	10.24	11/23/2021	001-39322

10.16†	Form of Performance-Based Restricted Stock Unit Award Agreement (2022, 2023 and 2024 Awards)	10-K	10.21	11/29/2023	001-39322

10.17†	Form of Nonqualified Stock Option Award Agreement (2022, 2023 and 2024 Awards)	10-K	10.26	11/23/2021	001-39322

10.18†	Chairman IPO Award Letter Agreement, dated February 5, 2020, between CPG Newco LLC and Gary Hendrickson	S-1	10.41	02/07/2020	333-236325

10.19†	Key Employee Bonus Plan	10-K	10.31	11/23/2021	001-39322

10.20†	Form of Non-Employee Director Compensation Deferral Election Form	10-K	10.32	11/23/2021	001-39322

19*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Compensation Recovery Policy	10-K	97	11/29/2023	001-39322

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________________________________
*Filed herewith.
†Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The AZEK Company Inc.

Date: November 20, 2024	By:	/s/ Jesse Singh
Jesse Singh
Chief Executive Officer, President and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jesse Singh	Chief Executive Officer, President and Director	November 20, 2024
Jesse Singh	(Principal Executive Officer)

/s/ Peter Clifford	Senior Vice President, Chief Operations Officer and Chief Financial Officer	November 20, 2024
Peter Clifford	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gary Hendrickson	Chairman of the Board of Directors	November 20, 2024
Gary Hendrickson

/s/ Sallie B. Bailey	Director	November 20, 2024
Sallie B. Bailey

/s/ Pamela Edwards	Director	November 20, 2024
Pamela Edwards

/s/ Howard Heckes	Director	November 20, 2024
Howard Heckes

/s/ Vernon J. Nagel	Director	November 20, 2024
Vernon J. Nagel

/s/ Harmit Singh	Director	November 20, 2024
Harmit Singh

/s/ Brian Spaly	Director	November 20, 2024
Brian Spaly

/s/ Fiona Tan	Director	November 20, 2024
Fiona Tan

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The AZEK Company Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The AZEK Company Inc. and its subsidiaries (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to inadequate oversight to prevent misstatements at certain of the Company’s locations and a lack of controls related to the period-end reporting process, including controls over the business performance reviews, account reconciliations, journal entries, and maintaining appropriate segregation of duties.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
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
Inventory
As described in Notes 1 and 4 to the consolidated financial statements, inventory is valued at the lower of cost or net realizable value and is reduced for slow-moving and obsolete inventory. As of September 30, 2024 the Company’s inventory balance was $224 million. Inventory cost is recorded at standard cost, which approximates actual cost, on the first-in first-out basis (“FIFO”). The inventory standard costs are updated annually.
The principal consideration for our determination that performing procedures relating to inventory is a critical audit matter is a high degree of auditor effort in performing procedures related to inventory existence and accuracy.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the existence and accuracy of inventory, including controls over the adjustment of the perpetual inventory listings based on the results of physical inventory counts and the annual updates to standard costs. These procedures also included, among others (i) testing the existence of inventory by conducting physical inventory observations by performing sample test counts of inventory quantities at a sample of locations and assessing rollforward activity between the time of the inventory observations and September 30, 2024; and (ii) testing the accuracy of the cost of inventory for a sample of inventory items by obtaining third-party invoices and other supporting documents and testing that standard costs approximate FIFO through testing of capitalized variances.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
November 20, 2024
We have served as the Company’s auditor since 2010.

The AZEK Company Inc.
Consolidated Balance Sheets
(In thousands of U.S. dollars, except for share and per share amounts)

	As of September 30,
	2024	2023
ASSETS:
Current assets:
Cash and cash equivalents	$164,025	$278,314
Trade receivables, net of allowances	49,922	57,660
Inventories	223,682	195,600
Prepaid expenses	9,876	13,595
Other current assets	23,872	16,123
Total current assets	471,377	561,292
Property, plant and equipment, net	462,201	501,023
Goodwill	967,816	994,271
Intangible assets, net	154,518	199,497
Other assets	111,799	87,793
Total assets	$2,167,711	$2,343,876
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$57,909	$56,015
Accrued rebates	68,211	60,974
Current portion of long-term debt obligations	3,300	6,000
Accrued expenses and other liabilities	87,618	66,727
Total current liabilities	217,038	189,716
Deferred income taxes	42,342	59,509
Long-term debt — less current portion	429,668	580,265
Other non-current liabilities	121,798	104,073
Total liabilities	$810,846	$933,563
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at September 30, 2024 and September 30, 2023, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 157,148,821 shares issued at September 30, 2024, and 155,967,736 issued at September 30, 2023	157	156
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 0 and 100 shares issued and outstanding at September 30, 2024 and September 30, 2023, respectively	—	—
Additional paid-in capital	1,694,066	1,662,322
Retained earnings (accumulated deficit)	89,002	(64,377)
Accumulated other comprehensive income (loss)	(1,682)	1,878
Treasury stock, at cost, 14,134,558 shares at September 30, 2024 and 8,268,423 shares at September 30, 2023	(424,678)	(189,666)
Total stockholders’ equity	1,356,865	1,410,313
Total liabilities and stockholders’ equity	$2,167,711	$2,343,876
The accompanying notes are an integral part of these Consolidated Financial Statements.

The AZEK Company Inc.
Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars, except for share and per share amounts)

	Years Ended September 30,
	2024	2023	2022
Net sales	$1,441,448	$1,370,316	$1,355,586
Cost of sales	899,655	940,048	956,921
Gross profit	541,793	430,268	398,665
Selling, general and administrative expenses	327,770	305,162	279,889
Other general expenses	—	1,065	—
Loss on disposal of plant, property and equipment	1,934	249	496
Operating income	212,089	123,792	118,280
Other income and expenses:
Interest expense, net	40,253	39,293	24,956
Gain on sale of business	(37,688)	—	—
Total other expenses	2,565	39,293	24,956
Income before income taxes	209,524	84,499	93,324
Income tax expense	56,145	22,138	26,166
Net income	$153,379	$62,361	$67,158
Other comprehensive income (loss):
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	$(3,560)	$1,878	$—
Total other comprehensive income (loss)	(3,560)	1,878	—
Comprehensive income	$149,819	$64,239	$67,158

Net income per common share:
Basic	$1.05	$0.42	$0.44
Diluted	$1.04	$0.41	$0.43

Weighted average shares used in calculating net income per common share:
Basic	145,618,173	150,162,256	153,510,110
Diluted	147,485,126	150,849,896	154,517,843
The accompanying notes are an integral part of these Consolidated Financial Statements.

The AZEK Company Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands of U.S. dollars, except for share amounts)

	Common Stock				Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — September 30, 2021	154,866,313	$155	100	$—	—	$—	$1,615,236	$(193,896)	$—	$1,421,495
Net income	—	—	—	—	—	—	—	67,158	—	67,158
Stock-based compensation	—	—	—	—	—	—	17,971	—	—	17,971
Exercise of vested stock options	260,649	—	—	—	—	—	5,995	—	—	5,995
Cancellation of restricted stock awards	(16,425)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	46,683	—	—	—	—	—	(429)	—	—	(429)
Treasury stock purchases	—	—	—	—	4,116,570	(73,088)	(8,395)	—	—	(81,483)
Balance – September 30, 2022	155,157,220	$155	100	$—	4,116,570	$(73,088)	$1,630,378	$(126,738)	$—	$1,430,707
Net income	—	—	—	—	—	—	—	62,361	—	62,361
Other comprehensive income	—	—	—	—	—	—	—	—	1,878	1,878
Stock-based compensation	—	—	—	—	—	—	18,518	—	—	18,518
Exercise of vested stock options	650,138	1	—	—	—	—	14,954	—	—	14,955
Cancellation of restricted stock awards	(19,306)	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plan, net of shares withheld for taxes	179,684	—	—	—	—	—	(1,528)	—	—	(1,528)
Treasury stock purchases	—	—	—	—	4,151,853	(116,578)	—	—	—	(116,578)
Balance – September 30, 2023	155,967,736	$156	100	$—	8,268,423	$(189,666)	$1,662,322	$(64,377)	$1,878	$1,410,313
Net income	—	—	—	—	—	—	—	153,379	—	153,379
Other comprehensive income	—	—	—	—	—	—	—	—	(3,560)	(3,560)
Stock-based compensation	—	—	—	—	—	—	25,923	—	—	25,923
Exercise of vested stock options	865,775	1	—	—	—	—	20,852	—	—	20,853
Issuance of common stock under employee stock plan, net of shares withheld for taxes	315,210	—	—	—	—	—	(5,214)	—	—	(5,214)
Conversion of Class B common stock into Class A common stock	100	—	(100)	—	—	$—	—	—	—	—
Treasury stock purchases	—	—	—	—	5,866,135	$(235,012)	(9,817)	—	—	(244,829)
Balance – September 30, 2024	157,148,821	$157	—	$—	14,134,558	$(424,678)	$1,694,066	$89,002	$(1,682)	$1,356,865
The accompanying notes are an integral part of these Consolidated Financial Statements.

The AZEK Company Inc.
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

	Years Ended September 30,
	2024	2023	2022
Operating activities:
Net income	$153,379	$62,361	$67,158
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation expense	89,612	86,206	67,996
Amortization expense	39,430	46,338	50,537
Non-cash interest expense	1,647	1,647	5,638
Non-cash lease expense	(91)	(251)	(275)
Deferred income tax expense (benefit)	(21,458)	(8,579)	23,394
Non-cash compensation expense	25,923	18,518	27,512
Loss on disposition of property, plant and equipment	1,934	2,220	496
Bad debt provision	(830)	731	290
Gain on sale of business	(37,688)	—	—
Loss on extinguishment of debt	715	—	—
Changes in operating assets and liabilities:
Trade receivables	6,272	31,768	(8,545)
Inventories	(47,536)	86,073	(86,804)
Prepaid expenses and other current assets	(7,932)	(848)	(10,598)
Accounts payable	(3,444)	22,596	(32,146)
Accrued expenses and interest	23,884	11,890	(1,345)
Other assets and liabilities	662	1,872	2,527
Net cash provided by operating activities	224,479	362,542	105,835
Investing activities:
Purchases of property, plant and equipment	(77,147)	(88,545)	(170,938)
Proceeds from sale of property, plant and equipment	474	202	649
Purchases of intangible assets	—	—	(1,500)
Divestiture, net of cash disposed	131,783	—	—
Acquisitions, net of cash acquired	(5,971)	(161)	(108,387)
Net cash provided by (used in) investing activities	49,139	(88,504)	(280,176)
Financing activities:
Proceeds under Revolving Credit Facility	—	25,000	40,000
Payments under Revolving Credit Facility	—	(25,000)	(40,000)
Payments of Term Loan Agreement	—	—	(467,654)
Proceeds from 2022 Term Loan Agreement	—	—	595,500
Payments on 2022 Term Loan Agreement	(594,000)	(6,000)	—
Payments of debt issuance costs related to 2022 Term Loan Agreement	—	—	(3,442)
Proceeds from 2024 Term Loan Facility	438,900	—	—
Payments of debt issuance costs related to 2024 Revolving Credit Facility	(2,997)	—	—
Repayments of finance lease obligations	(2,946)	(2,619)	(3,865)
Payments of INTEX contingent consideration	—	(5,850)	—
Exercise of vested stock options	20,852	14,954	5,995
Cash paid for shares withheld for taxes	(5,214)	(1,528)	(429)
Purchases of treasury stock	(242,502)	(115,498)	(81,483)
Net cash provided by (used in) financing activities	(387,907)	(116,541)	44,622
Net increase (decrease) in cash and cash equivalents	(114,289)	157,497	(129,719)
Cash and cash equivalents at beginning of period	278,314	120,817	250,536
Cash and cash equivalents at end of period	$164,025	$278,314	$120,817
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$49,232	$46,010	$14,899
Cash paid for income taxes, net	87,867	34,480	10,549
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$9,950	$7,703	$29,562
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	25,196	3,830	33,400
The accompanying notes are an integral part of these Consolidated Financial Statements.

The AZEK Company Inc.
Notes to Consolidated Financial Statements
(In thousands of U.S. dollars, unless otherwise specified)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a.Organization
The AZEK Company Inc. (the “Company”) is a Delaware corporation that holds all of the limited liability company interests in The AZEK Group LLC (f/k/a CPG International LLC), the entity which directly and indirectly holds all of the equity interests in the operating subsidiaries. The Company is an industry-leading designer and manufacturer of beautiful, low-maintenance and environmentally sustainable building products for residential, commercial and industrial markets. The Company’s products include decking, railing, trim, porch, moulding, pergolas, outdoor furniture, bathroom and locker systems, as well as extruded plastic sheet products and other non-fabricated products for special applications in industrial markets. The Company operates in various locations throughout the United States. The Company’s residential products are primarily branded under the brand names AZEK®, TimberTech®, VERSATEX®, ULTRALOX®, StruXure® and INTEX®, while the commercial products are branded under Scranton Products® brand names including Aria Partitions®, Eclipse Partitions®, Hiny Hiders® partitions, Tufftec Lockers® and Duralife Lockers®.
Secondary Offerings
During the three months ended June 30, 2023, the Company completed an offering of 16,100,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriter of its option to purchase up to 2,100,000 additional shares of Class A common stock, at a public offering price of $24.36 per share. The shares were sold by certain of the Company's stockholders. The Company did not receive any of the proceeds from the sale of the shares by those stockholders. In connection with the offering the Company incurred approximately $1.1 million in expenses.
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
Revenue Recognition
The Company sells its products to residential and commercial markets. The Company’s Residential segment principally generates revenue from the manufacture and sale of its premium, low-maintenance composite decking, railing, trim, moulding, pergolas and cabanas and accessories. The Company’s Commercial segment generates revenue from the sale of its partition and locker systems.
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
Customer contracts are typically fixed price and short-term in nature. The transaction price is based on the product specifications and is determined at the time of order. The Company does not engage in contracts greater than one year, and therefore does not have any incremental costs capitalized as of September 30, 2024 or September 30, 2023. The Company may offer various sales incentive programs throughout the year. It estimates the amount of sales incentive to allocate to each performance obligation, or product shipped, using the most-likely-amount method of estimation, based on sales to the direct customer or sell-through customer. The estimate is updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as part of net revenue in the period in which the change occurs under the cumulative catch-up method. In addition to sales incentive programs, the Company may offer a payment discount, if payments are received within 30 days. The Company estimates the payment discount that it believes will be taken by the customer based on prior history and using the most-likely-amount method of estimation. The Company believes the most-likely-amount method best predicts the amount of consideration to which it will be entitled. The payment discounts are also reflected as part of net revenue. The total amount of incentives were $143.8 million, $132.6 million and $105.8 million for the years ended September 30, 2024, 2023 and 2022, respectively.
The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance.
Earnings Per Share
Basic net income per common share is computed based on the weighted average number of common shares outstanding. Diluted earnings per common share is calculated using the weighted average common shares outstanding, including the dilutive effect of stock-based awards as determined under the treasury stock method. In the computation of diluted earnings per common share, potentially dilutive stock-based awards are excluded if the effect of their inclusion is anti-dilutive. Refer to Note 16 for additional information.
Advertising Costs
Advertising costs primarily relate to trade publication advertisements, cooperative advertising, product brochures and samples. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Consolidated Statements of Comprehensive Income. Total advertising expenses were approximately $76.3 million, $62.2 million and $52.5 million for the years ended September 30, 2024, 2023 and 2022, respectively.
Research and Development Costs
Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Consolidated Statements of Comprehensive Income. Total research and development expenses were approximately $14.7 million, $9.2 million, and $9.5 million, for the years ended September 30, 2024, 2023 and 2022, respectively.
Cash and Cash Equivalents
The Company considers cash and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates or equals fair value due to their short-term nature.
Concentrations and Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. As of September 30, 2024, cash and cash equivalents were maintained at major financial institutions in the United States, and current deposits are in excess of insured limits. The Company believes these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to the Company. The Company has not experienced any losses in such accounts.
Sales to certain Residential segment distributors accounted for 10% or more of the Company’s total net sales in 2024, 2023 and 2022 were as follows:

	Years Ended September 30,
	2024	2023	2022
Distributor A	18.5%	18.7%	19.3%
At September 30, 2024, receivables from one customer represented 20.4% of gross trade receivables. At September 30, 2023, receivables from one customers represented 17.2% of gross trade receivables.
For each year ended September 30, 2024, 2023 and 2022, approximately 12%, 17% and 16%, respectively, of the Company’s materials purchases were purchased from its largest supplier.
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
During the fourth quarter of fiscal year 2022, the Company updated the process by which it estimates the value of its inventory. This included updating the assumptions that are used in determining and treating certain capitalized costs, primarily by incorporating the impacts of changes in the amount of recycled content introduced into the Company’s products since its last standard costing revaluation. The inventory standard costs have been updated annually using the same approach in fiscal years 2024 and 2023.
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
PP&E is evaluated for impairment at the asset group level. If a triggering event suggests that a potential impairment has occurred, recoverability of these assets is assessed by evaluating whether or not future estimated undiscounted net cash flows are less than the carrying amount of the assets. If the estimated cash flows are less than the carrying amount, the assets are written down to their fair value through an impairment loss recognized as a non-cash component of “Operating income (loss)” within the Consolidated Statements of Comprehensive Income. The Company did not record an impairment charge for the years ended September 30, 2024, 2023 and 2022.
During the year ended September 30, 2024, 2023 and 2022, the Company recognized losses on disposal of fixed assets in the ordinary course of business of $1.9 million, $0.2 million and $0.5 million, respectively, the losses related to assets in the Residential segment. These losses are classified as “Loss on disposal of property, plant and equipment” in a separate caption within the Consolidated Statements of Comprehensive Income within “Operating income”.
Leases
Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate the present value represents our incremental borrowing rate and is calculated based on the treasury yield curve commensurate with the term of each lease, and a spread representative of our borrowing costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases may be classified as either operating leases or finance leases. We have made an accounting policy election to not include leases with an initial term of 12 months or less on the balance sheet. See Note 10 —Leases for additional information.

Goodwill
The Company accounts for goodwill as the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company assigns goodwill to reporting units based on which reporting unit is expected to benefit from the business combination as of the acquisition date. Goodwill is not subject to amortization; rather, the Company tests goodwill for impairment annually during the fourth fiscal quarter ended September 30 or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below the carrying amount. The impairment evaluation may begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount or the Company may elect to bypass the qualitative assessment and proceed to a quantitative assessment to determine if goodwill is impaired. In quantitative impairment tests, if the estimated fair value of a reporting unit exceeds the carrying value, the Company considers that goodwill is not impaired. If the carrying value exceeds estimated fair value, there is an impairment of goodwill and an impairment loss is recorded. The Company calculates the impairment loss by comparing the fair value of the reporting unit less the carrying amount, including goodwill. Goodwill impairment would be limited to the carrying value of the goodwill.
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
The Company completed the annual goodwill impairment tests as of August 1, 2024, 2023 and 2022, using a qualitative assessment for three of the reporting units and a quantitative assessment for one of the reporting units, a quantitative assessment for all six of the reporting units, and a qualitative assessment for five of the reporting units and a quantitative assessment for one of the reporting units, respectively. As a result of these respective annual assessments, the Company noted that the fair value of each reporting unit was determined to be in excess of the carrying value and as such, there were no impairment charges for the years ended September 30, 2024, 2023 and 2022. Refer to Note 6 for additional information.
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
The Company evaluates amortizable intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets or related asset group may not be fully recoverable.
If a triggering event suggests that a potential impairment has occurred, recoverability of these assets is assessed by evaluating the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the long-lived assets. If the estimated cash flows are less than the carrying amount of the long-lived assets, the assets are written down to their fair value through an impairment loss recognized as a non-cash component of “Operating income (loss)”. The Company did not record an impairment charge for the years ended September 30, 2024, 2023 and 2022. Refer to Note 6 for additional information.
Deferred Financing Costs, Net
The Company has recorded deferred financing costs incurred in conjunction with its debt obligations. The Company amortizes debt issuance costs over the remaining life of the related debt using the straight-line method for the 2024 Revolving Credit Facility and the 2024 Term Loan Facility. Deferred financing costs, net of accumulated amortization, are presented as “Other assets” (non-current) in the Consolidated Balance Sheets, insofar as they relate to the 2024 Revolving Credit Facility. Deferred financing costs related to the 2024 Term Loan Facility are recorded as a reduction of “Long-term debt – less current portion” in the Consolidated Balance Sheets. Refer to Note 8 for additional information.
Stock-Based Compensation
The Company determines the expense for all employee stock-based compensation awards by estimating their fair value and recognizing such value as an expense, on a straight-line, ratable or cliff basis, depending on the award, in the Consolidated Financial Statements over the requisite service period in which employees earn the awards. The Company estimates the fair value for service-

based awards granted to employees using the Black Scholes pricing model. The fair value of performance-based awards that are expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period. The fair value of service-based awards that are expected to vest is recognized as compensation expense on either (1) straight-line basis or (2) graded vesting basis. The Company accounts for forfeitures as they occur.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280) : Improvements to Reportable Segment Disclosures. This standard requires all public entities that are subject to segment reporting requirements to disclose additional information, including significant segment expenses and other segment items on an annual and interim basis. It also requires the disclosure of the title and the position of the chief operating decision maker and how the reported measures are used for making business decisions. This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company intends to adopt the updated standard during the fiscal year beginning October 1, 2024. The Company does not expect the adoption of this standard will have a material impact on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard expands the disclosure requirements primarily on the rate reconciliation and income tax paid. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company intends to adopt the updated standard during the fiscal year beginning October 1, 2025. The Company does not expect the adoption of this standard will have a material impact on its disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires all public companies to disclose more detailed information about certain costs and expenses in the notes to the financial statements at interim and annual reporting periods. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on our disclosure.
2. REVENUE
The Company sells its products to residential and commercial markets. The Company’s Residential segment principally generates revenue from the manufacture and sale of its premium, low-maintenance composite decking, railing, trim, moulding, pergolas and cabanas and accessories. The Company’s Commercial segment generates revenue from the sale of its partition and locker systems.
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

The Company also engages in customer rebates, which are recorded in “Net sales” in the Consolidated Statements of Comprehensive Income and in “Accrued rebates” and “Trade receivables” in the Consolidated Balance Sheets. The Company recorded accrued rebates of $68.2 million, $61.0 million and $50.5 million as of September 30, 2024, 2023 and 2022, respectively, and contra trade receivables of $6.6 million, $6.0 million and $6.1 million as of September 30, 2024, 2023 and 2022, respectively. The rebate activity was as follows (in thousands).

	As of September 30,
	2024	2023	2022
Beginning balance	$66,958	$56,542	$47,648
Rebate expense	118,320	106,762	88,057
Rebate payments	(110,482)	(96,346)	(79,163)
Ending balance	$74,796	$66,958	$56,542
The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance.
3. DIVESTITURE
On November 1, 2023, the Company completed the sale of its Vycom business within the Commercial segment for net proceeds of approximately $131.8 million. The divestiture allows the Company to focus on the highest value portions of its business and provides additional cash to finance its capital allocation priorities. The gain on sale of $37.7 million was recognized in "Gain on sale of business" within the Condensed Consolidated Statements of Comprehensive Income (Loss) for the year ended September 30, 2024. The Company did not report the sale in discontinued operations as it was not a strategic shift that would have a major effect on the Company's operations and financial results.
See Note 12 for more information on the Commercial segment.
4. INVENTORIES
Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out (“FIFO”) basis. Inventories consisted of the following (in thousands):

	As of September 30,
	2024	2023
Raw materials	$52,370	$60,349
Work in process	25,650	33,240
Finished goods	145,662	102,011
Total inventories	$223,682	$195,600
5. PROPERTY, PLANT AND EQUIPMENT — NET
Property, plant and equipment — net consisted of the following (in thousands):

	As of September 30,
	2024	2023
Land and improvements	$3,209	$4,829
Buildings and improvements	115,828	129,191
Manufacturing equipment	668,044	631,594
Computer equipment	34,535	32,392
Furnitures and fixtures	7,996	7,290
Vehicles	2,375	1,087
Total property, plant and equipment	831,987	806,383
Construction in progress	59,006	87,348
	890,993	893,731
Accumulated depreciation	(428,792)	(392,708)
Total property, plant and equipment – net	$462,201	$501,023
Depreciation expense was approximately $84.4 million, $81.2 million and $64.5 million in the years ended September 30, 2024, 2023 and 2022, respectively. During the years ended September 30, 2024, 2023 and 2022, $0.6 million, $5.2 million and $5.6 million of interest was capitalized, respectively.
6. GOODWILL AND INTANGIBLE ASSETS — NET
Goodwill
Goodwill consisted of the following (in thousands):

	Residential	Commercial	Total
Goodwill before impairment as of September 30, 2023	$953,882	$72,589	$1,026,471
Accumulated impairment losses as of September 30, 2023	—	(32,200)	(32,200)
Goodwill, net as of September 30, 2023	$953,882	$40,389	$994,271
Divestiture
Goodwill disposal before impairment	$—	$(58,655)	$(58,655)
Accumulated impairment losses	—	32,200	32,200
Goodwill, net disposal	$—	$(26,455)	$(26,455)
Goodwill before impairment as of September 30, 2024	$953,882	$13,934	$967,816
Accumulated impairment losses as of September 30, 2024	—	—	—
Goodwill, net as of September 30, 2024	$953,882	$13,934	$967,816
Intangible assets, net
The Company does not have any indefinite lived intangible assets other than goodwill as of September 30, 2024 and 2023.
Finite-lived intangible assets consisted of the following (in thousands):

		As of September 30, 2024
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$300,490	$(268,358)	$32,132
Trademarks	5 — 20	217,730	(167,015)	50,715
Customer relationships	12 — 19	156,452	(86,600)	69,852
Patents	9 — 10	8,500	(6,715)	1,785
Other intangible assets	3 — 15	4,076	(4,042)	34
Total intangible assets		$687,248	$(532,730)	$154,518

		As of September 30, 2023
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$300,400	$(253,608)	$46,792
Trademarks	5 — 20	230,240	(164,759)	65,481
Customer relationships	12 — 19	176,852	(92,268)	84,584
Patents	9 — 10	8,500	(5,913)	2,587
Other intangible assets	3 — 15	4,076	(4,023)	53
Total intangible assets		$720,068	$(520,571)	$199,497
Amortization expense was approximately $39.4 million, $46.3 million and $50.5 million for the years September 30, 2024, 2023 and 2022, respectively. As of September 30, 2024, the remaining weighted average amortization period for acquired intangible assets was 10.6 years.
Amortization expense relating to these amortizable intangible assets as of September 30, 2024, is expected to be as follows (in thousands):

2025	$34,015
2026	28,698
2027	23,381
2028	18,064
2029	13,028
Thereafter	37,332
Total	$154,518
7. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS
Allowance for Losses
Allowance for losses consisted of the following (in thousands):

	As of September 30,
	2024	2023	2022
Beginning balance	$1,773	$1,397	$1,109
Provision	(830)	731	290
Bad debt write-offs	—	(355)	(2)
Acquisition	$30	—	—
Divestiture	$(32)	—	—
Ending balance	$941	$1,773	$1,397
Accrued Expenses and Other Liabilities
Accrued expenses consisted of the following (in thousands):

	As of September 30,
	2024	2023
Employee related liabilities	$45,099	$34,313
Customer deposits	4,688	4,152
Professional fees	4,674	2,073
Lease liability operating	4,547	4,180
Warranty	4,311	3,556
Taxes	3,707	1,433
Lease liability finance	3,639	2,777
Marketing	3,465	3,868
Utilities	2,810	2,141
Freight	2,209	1,242
Interest rate swaps	1,902	—
Construction in progress	1,355	2,863
Commissions	1,171	991
Other	4,041	3,138
Total accrued expenses and other current liabilities	$87,618	$66,727
8. DEBT
Debt consisted of the following (in thousands):

	As of September 30,
	2024	2023
2024 Term Loan due September 26, 2031 — SOFR + 2.00% (6.85% at September 30, 2024)	$440,000	$—
2022 Term Loan due April 28, 2029 — SOFR + 2.50% + 0.1% (7.92% at September 30, 2023)	—	594,000
2024 Revolving Credit Facility through September 26, 2029 - SOFR + 1.0% + 0.5%	—	—
Total	440,000	594,000
Less unamortized deferred financing fees	(3,065)	(3,996)
Less unamortized original issue discount	(3,967)	(3,739)
Less current portion	(3,300)	(6,000)
Long-term debt — less current portion and unamortized financing fees	$429,668	$580,265
As of September 30, 2024, the Company scheduled fiscal year debt payment on the 2024 Term Loan Facility as follows (in thousands):

2025	$3,300
2026	4,400
2027	4,400
2028	4,400
2029	4,400
Thereafter	419,100
Total	$440,000
Previous Credit Facilities
The term loan agreement, as amended and restated from time to time (the “Term Loan Agreement”), was a first lien term loan originally entered into on September 30, 2013 by the Company’s wholly-owned subsidiary, The AZEK Group LLC (as successor-in-

interest to CPG Merger Sub LLC), as the initial borrower with a syndicate of lenders party thereto. On April 28, 2022, the obligations under the Term Loan Agreement were paid off in full and the Term Loan Agreement was terminated. On April 28, 2022, The AZEK Group LLC entered into a new $600.0 million first lien term loan credit agreement (the “2022 Term Loan Agreement”), the proceeds of which were applied, among other uses, to prepay the obligations of the Term Loan Agreement in full. On September 26, 2024, the obligations under the 2022 Term Loan Agreement were paid off in full and the 2022 Term Loan Agreement was terminated. On September 26, 2024, The AZEK Group LLC entered into a new $440.0 million first lien term loan facility (the "2024 Term Loan Facility"), the proceeds of which were applied, among other uses, to prepay the obligations of the 2022 Term Loan Agreement in full. As of September 30, 2023, The AZEK Group LLC had $594.0 million outstanding under the 2022 Term Loan Agreement.
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
As of September 30, 2023, unamortized deferred financing fees related to the 2022 Term Loan Agreement were $4.0 million.
The AZEK Group LLC had also entered into a revolving credit facility, as amended and restated from time to time (the “Revolving Credit Facility”), with certain of our direct and indirect subsidiaries and certain lenders party thereto. The Revolving Credit Facility provided for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base was limited to a set percentage of eligible accounts receivable and inventory, less reserves that may be established by the administrative agent and the collateral agent in the exercise of their reasonable credit judgment. On September 26, 2024, the Revolving Credit Facility was terminated. On September 26, 2024, the AZEK Group LLC entered into a new $375.0 million first lien revolving credit facility (the "2024 Revolving Credit Facility" and, together with the 2024 Term Loan Facility, the “Senior Secured Credit Facilities”).
The AZEK Group LLC had no outstanding borrowings under the Revolving Credit Facility as of September 30, 2023. In addition, The AZEK Group LLC had $2.8 million of outstanding letters of credit held against the Revolving Credit Facility as of September 30, 2023. The AZEK Group LLC had approximately $147.2 million available under the borrowing base for future borrowings as of September 30, 2023. The AZEK Group LLC also has the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions.
Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility at September 30, 2023 were $0.7 million.
A “commitment fee” accrued on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. The commitment fees were $0.6 million million, $0.6 million and $0.5 million under the Revolving Credit Facility for the years ended September 30, 2024, 2023 and 2022, respectively.
Current Credit Facilities
On September 26, 2024, The AZEK Group LLC (the “Borrower”), entered into a senior credit agreement (the “Senior Secured Credit Agreement”), consisting of the Senior Secured Credit Facilities.
The 2024 Term Loan Facility will mature on September 26, 2031, subject to acceleration or prepayment. Commencing on March 31, 2025, the 2024 Term Loan Facility will amortize in equal quarterly installments of 0.25% of the aggregate principal amount of the loans outstanding, subject to reduction for certain prepayments. The 2024 Revolving Credit Facility will mature on September 26, 2029 and the 2024 Revolving Credit Facility will not amortize.
All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by (i) the Company, (ii) the Borrower and (iii) the wholly owned domestic subsidiaries of the Borrower (the “Guarantors”). All future wholly-owned domestic subsidiaries of the Borrower will be required to guarantee the Senior Secured Credit Facilities, except to the extent such subsidiary is an immaterial subsidiary or an excluded subsidiary. The Senior Secured Credit Facilities are secured by a first priority security interest in the membership interests of the Borrower and substantially all of the present and future assets of the Borrower and the Guarantors named therein, including equity interests of their domestic subsidiaries, subject to certain exceptions.
The interest rate applicable to loans under the 2024 Term Loan Facility equals (i) in the case of alternative base rate borrowings, the highest of (a) the Federal Funds Rate plus ½ of 1.00%, (b) the Prime Rate and (c) the one-month Term SOFR plus 1.00% per annum, provided that, in no event will the alternative base rate be less than 1.50% per annum, plus an applicable margin of 1.00% and (ii) in the case of SOFR borrowings, Term SOFR for the applicable interest period, provided that, in no event will Term SOFR be less than 0.50%, plus an applicable margin of 2.00%.
The interest rate applicable to loans under the 2024 Revolving Credit Facility equals (i) in the case of alternative base rate borrowings, the highest of (a) the Federal Funds Rate plus ½ of 1.00%, (b) the Prime Rate and (c) the one-month Term SOFR plus

1.00% per annum, provided that, in no event will the alternative base rate be less than 1.00% per annum, plus an applicable margin between 0.50% and 1.25%, depending on the Company's first lien net leverage ratio and (ii) in the case of SOFR borrowings, Term SOFR for the applicable interest period, provided that, in no event will Term SOFR be less than 0.00%, plus an applicable margin between 1.50% and 2.25%, depending on the first lien net leverage ratio.
The Senior Secured Credit Facilities may be voluntarily prepaid in whole, or in part, in each case without premium or penalty (other than, (i) any breakage costs in connection with voluntary prepayments of Term SOFR Loans, and (ii) the Prepayment Premium, if applicable), subject to certain customary conditions. The Senior Secured Credit Agreement also requires mandatory prepayments of loans under the Senior Secured Credit Facilities from the proceeds of certain debt issuances and certain asset dispositions (subject to certain reinvestment rights) and, commencing with the fiscal year ended September 30, 2025, a percentage of excess cash flow (subject to step-downs upon Borrower achieving certain leverage ratios and other reductions in connection with other debt prepayments). The Senior Secured Credit Agreement contains affirmative covenants, negative covenants and financial maintenance covenants that are customary for agreements of this type. The Senior Secured Credit Agreement includes customary events of default, including upon the occurrence of a change of control.
As of September 30, 2024, The AZEK Group LLC had $440.0 million outstanding under the 2024 Term Loan Facility.
The AZEK Group LLC had no outstanding borrowings under the 2024 Revolving Credit Facility as of September 30, 2024 . In addition, The AZEK Group LLC had $2.2 million of outstanding letters of credit held against the 2024 Revolving Credit Facility as of September 30, 2024. The AZEK Group LLC had approximately $372.8 million available under the 2024 Revolving Credit Facility for future borrowings as of September 30, 2024.
In connection with the September 26, 2024 refinancing, the Company recognized $5.5 million in interest expense in the year ended September 30, 2024, of which $0.7 million is related to the write-off of unamortized debt discount and debt issuance costs and $4.8 million is related to third-party costs of debt modification. The Company incurred $1.1 million in lender fees which, together with $5.9 million in remaining unamortized debt discount and debt issuance costs, have been recorded as a reduction of long-term debt and are being amortized over the remaining contractual life of the 2024 Term Loan Facility using the effective interest method. The Company also incurred $3.0 million in third-party costs related to the 2024 Revolving Credit Facility.
As of September 30, 2024 unamortized deferred financing fees related to the 2024 Term Loan Facility were $3.1 million. As of September 30, 2024, unamortized deferred financing costs, net of accumulated amortization, related to the 2024 Revolving Credit Facility were $3.1 million.
A “commitment fee” accrues on any unused portion of the commitments under the 2024 Revolving Credit Facility during the preceding three calendar month period. The commitment fee is determined based on the first lien net leverage ratio and can range from 20 basis points to 35 basis points. The commitment fees were $0.01 million for the year ended September 30, 2024.
Interest expense consisted of the following (in thousands):

	Years Ended September 30,
	2024	2023	2022
Interest expense, net
2024 Term Loan Facility	$419	$—	$—
2022 Term Loan Agreement	$44,311	$41,936	$10,640
Term Loan Agreement	—	—	8,824
2024 Revolving Credit Facility	11	—	—
Revolving Credit Facility	587	718	838
Other	4,604	4,484	3,661
Amortization
Debt issue costs
2024 Term Loan Facility	4,779	—	—
2022 Term Loan Agreement	931	716	4,892
Term Loan Agreement	—	—	1,056
Revolving Credit Facility	559	262	262
Original issue discounts
2022 Term Loan Agreement	871	670	279
Term Loan Agreement	—	—	126
Less capitalized interest	(550)	(5,211)	(5,622)
Interest expense	56,522	43,575	24,956
Less interest income	(16,269)	(4,282)	—
Interest expense, net	$40,253	$39,293	$24,956
Refer to Note 11 for information pertaining to the fair value of the Company’s debt as of September 30, 2024 and 2023.
9. PRODUCT WARRANTIES
The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved.
The warranty reserve activity was as follows (in thousands):

	As of September 30,
	2024	2023
Beginning balance	$17,012	$16,145
Adjustments to reserve	5,257	3,830
Warranty claims payment	(3,978)	(2,963)
Ending balance	18,291	17,012
Current portion of accrued warranty	(4,311)	(3,556)
Accrued warranty — less current portion	$13,980	$13,456
10. LEASES
The Company leases vehicles, machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As of both September 30, 2024 and 2023, amounts associated with leases are included in Other assets, Accrued expense and other liabilities and Other non-current liabilities in our consolidated balance sheet.
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
Lease assets and lease liabilities as of September 30, 2024 and 2023 were as follows:

		As of September 30,
Leases	Classification on Balance Sheet	2024	2023
Assets
ROU operating lease assets	Other assets	$22,881	$15,423
ROU finance lease assets	Other assets	79,916	71,529
Total lease assets		$102,797	$86,952

Liabilities
Current
Operating	Accrued expenses and other liabilities	$4,547	$4,180
Finance	Accrued expenses and other liabilities	3,639	2,777
Non-Current
Operating	Other non-current liabilities	20,675	13,699
Finance	Other non-current liabilities	85,496	75,718
Total lease liabilities		$114,357	$96,374
The components of lease expense for the years ended September 30, 2024, 2023 and 2022 were as follows:

	Years Ended September 30,
(in thousands)	2024	2023	2022
Operating lease expense	$5,966	$5,920	$5,669
Finance lease amortization of assets	5,216	5,053	3,477
Finance lease interest on lease liabilities	4,450	4,391	3,616
Short term	594	392	574
Sublease income	(42)	(293)	(347)
Total lease expense	$16,184	$15,463	$12,989
Cash flows related to leases for the years ended September 30, 2024, 2023 and 2022 were as follows:

	Years Ended September 30,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash flows	$6,057	$6,171	$5,973
Finance leases - Operating cash flows	4,450	4,391	3,617
Finance leases - Financing cash flows	2,946	2,619	249
Leased assets obtained in exchange for operating lease liabilities	11,544	3,041	5,487
Leased assets obtained in exchange for finance lease liabilities	13,652	789	27,438

The table below present supplemental information related to leases as of September 30, 2024 and 2023:

	As of September 30,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	8.6	6.8
Finance leases	23.2	25.4
Weighted-average discount rate
Operating leases	6.5%	4.4%
Finance leases	6.2%	5.8%
Maturities of Lease Liabilities
The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of September 30, 2024:

	As of September 30, 2024
(in thousands)	Operating Leases	Finance Leases	Total
2025	$5,980	$8,744	$14,724
2026	4,310	8,641	12,951
2027	3,718	9,080	12,798
2028	2,894	6,036	8,930
2029	2,688	5,796	8,484
Thereafter	14,649	132,808	147,457
Total lease payments	34,239	171,105	205,344
Less: Interest	(9,017)	(81,970)	(90,987)
Present Value of lease liability	$25,222	$89,135	$114,357
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company measures and records in its consolidated financial statements certain assets and liabilities at fair value. ASC Topic 820, Fair Value Measurement and Disclosures, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). This hierarchy consists of the following three levels:
•Level 1—Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market.
•Level 2—Assets and liabilities whose values are based on inputs other than those included in Level 1, including quoted market prices in markets that are not active; quoted prices of assets or liabilities with similar attributes in active markets; or valuation models whose inputs are observable or unobservable but corroborated by market data.
•Level 3—Assets and liabilities whose values are based on valuation models or pricing techniques that utilize unobservable inputs that are significant to the overall fair value measurement. Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
Financial Instruments With A Fair Value That Approximates Carrying Value
The carrying amounts of cash and cash equivalents, trade receivables and payables, as well as financial instruments included in other current assets and other current liabilities, approximate fair values because of their short-term maturities.
Financial Instruments With A Fair Value Different From Carrying Value
The Company has, where appropriate, estimated the fair value of financial instruments for which the amortized cost carrying value may be significantly different than the fair value. As of September 30, 2024 and 2023, these instruments include outstanding debt. As described in Note 8 Debt, the Company records debt at amortized cost. The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	As of September 30,
	2024		2023
	Principle Outstanding	Estimated Fair Value	Principle Outstanding	Estimated Fair Value
2024 Term Loan Facility due September 26, 2031	$440,000	$443,300	$—	$—
2022 Term Loan Agreement due April 28, 2029	—	—	594,000	595,485
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
In connection with the 2024 Term Loan refinancing on September 26, 2024, the hedging relationship between the two interest rate swaps and the 2022 Term Loan Agreement was de-designated and the new hedging relationship between these interest rate swaps and the 2024 Term Loan Facility was simultaneously re-designated. All key terms of the interest rate swap agreements remain the same at re-designation. See Note 8 for additional information on the current credit facilities.
At the inceptions of the swap agreements, on the date of re-designation, and as of September 30, 2024, both swaps were designated and qualified as cash flow hedges in accordance with ASC 815. Their gain (loss) is recorded in Accumulated other comprehensive income (loss) and then reclassified into Interest expense in the same period in which the hedged transaction affects earnings. As of September 30, 2024, the Company expects to reclass approximately $1.9 million ($1.4 million after-tax) as an increase to interest expense in the next 12 months.
The following table provides the fair values of the interest rate derivative instruments as well as their classification on the Balance Sheet as of September 30, 2024 and 2023 (in thousands):

			Fair Value as of
	Fair Value Hierarchy	Balance Sheet Location	September 30, 2024	September 30, 2023
Assets
Interest rate swaps	Level 2	Other current assets	$—	$2,558
Liabilities
Interest rate swaps	Level 2	Other current liabilities	$1,902	$—
Interest rate swaps	Level 2	Other non-current liabilities	335	65
The Company estimates the fair value of interest rate swaps using a valuation model based on observable market data, such as yield curves. Both swaps are classified as Level 2 measurement in the fair value hierarchy.

The following table summarizes the effects of the interest rate derivative instruments on Accumulated other comprehensive income (loss) as of September 30, 2024 and 2023 (in thousands):

	Before-tax Amount	Income Tax Expense	Net of Tax Amount
Balance - September 30, 2022	$—	$—	$—
Amount of gain recognized in other comprehensive income (loss)	3,474	870	2,604
Amount of gain reclassified from accumulated other comprehensive income (loss) into net income	(981)	(255)	(726)
Balance - September 30, 2023	$2,493	$615	$1,878
Amount of loss recognized in other comprehensive income (loss)	(2,004)	(448)	(1,556)
Amount of gain reclassified from accumulated other comprehensive income (loss) into net income	(2,726)	(722)	(2,004)
Balance - September 30, 2024	$(2,237)	$(555)	$(1,682)
The Company recognizes the reclassification of gain from Accumulated other comprehensive income (loss) to Net income in Interest expense, net within the Consolidated Statements of Comprehensive Income.
12. SEGMENTS
Operating segments for the Company are determined based on information used by the chief operating decision maker (“CODM”) in deciding how to evaluate performance and allocate resources to each of the segments. The CODM reviews Adjusted EBITDA and Adjusted EBITDA Margin as the key segment measures of performance. Adjusted EBITDA is defined as segment operating income (loss) plus depreciation and amortization, adjusted by adding thereto or subtracting therefrom stock-based compensation costs, acquisition and divestiture costs, and certain other items of expense and income. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net sales.
The Company has two reportable segments, Residential and Commercial. The reportable segments were determined primarily based on products and end markets as follows:
•Residential—The Residential segment manufactures and distributes decking, railing, trim, moulding, pergolas and cabanas and accessories through a national network of dealers and distributors and multiple home improvement retailers providing extensive geographic coverage and enabling the Company to effectively serve contractors. This segment is impacted by trends in and the strength of home repair and remodel activity.
•Commercial—The Commercial segment manufactures, fabricates and distributes lockers and bathroom partitions. This segment is impacted by trends in and the strength of the repair and remodel sector and the new construction sector. This segment also previously included the Company’s Vycom business, which manufactured resin-based extruded sheeting products for a variety of commercial and industrial applications. The Company sold the Vycom business on November 1, 2023. See Note 3 for additional information on the divestiture.
The accounting policies of the operating segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”. Intercompany transactions between segments are excluded as they are not included in management’s performance review of the segments. Currently foreign revenue accounts for less than 10% of consolidated revenue. The Company does not disclose assets outside of the United States as they totaled less than 10% of the consolidated assets as of September 30, 2024, 2023 and 2022.
The segment data below includes data for Residential and Commercial for the years ended and as of September 30, 2024, 2023 and 2022 (in thousands).

	Years Ended and As of September 30,
	Residential			Commercial			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net Sales	$1,368,813	$1,222,866	$1,168,751	$72,635	$147,450	$186,835	$1,441,448	$1,370,316	$1,355,586
Adjusted EBITDA(1)	365,273	252,830	250,130	14,068	31,008	40,255	379,341	283,838	290,385
Capital Expenditures(1)	76,755	84,224	165,293	392	4,321	5,645	77,147	88,545	170,938
Depreciation and Amortization(1)	127,102	123,755	109,201	1,940	8,789	9,332	129,042	132,544	118,533
Goodwill	953,882	953,882	953,606	13,934	40,389	40,389	967,816	994,271	993,995
Total Assets(1)	2,093,486	2,151,011	2,184,803	74,225	192,865	186,824	2,167,711	2,343,876	2,371,627
(1)Effective as of December 31, 2023, Residential segment Adjusted EBITDA includes all corporate expenses, such as selling, general and administrative costs related to our corporate offices, including payroll and other professional fees. In connection with this change, Residential segment Capital Expenditures, Depreciation and Amortization, and Total Assets also include corporate portions. The prior periods have been recast to reflect the change.

	Years Ended September 30,
	2024	2023	2022
Segment Adjusted EBITDA
Residential(1)	$365,273	$252,830	$250,130
Commercial	14,068	31,008	40,255
Total Adjusted EBITDA for reporting segments	$379,341	$283,838	$290,385
Adjustments to income before income tax provision
Depreciation and amortization	(129,042)	(132,544)	(118,533)
Stock-based compensation costs	(25,835)	(18,704)	(18,105)
Acquisition and divestiture costs(2)	(1,284)	(6,890)	(13,406)
Gain on sale of business(3)	37,688	—	—
Secondary offering costs	—	(1,065)	—
Inventories(4)	—	—	(19,297)
Other costs(5)	(11,091)	(843)	(2,764)
Interest expense, net	(40,253)	(39,293)	(24,956)
Income before income taxes	$209,524	$84,499	$93,324
_____________________________
(1)Effective as of December 31, 2023, Residential segment Adjusted EBITDA includes all corporate expenses, such as selling, general and administrative costs related to our corporate offices, including payroll and other professional fees. The prior periods have been recast to reflect the change.
(2)Acquisition and divestiture costs reflect costs directly related to completed acquisitions of $0.5 million, $3.9 million and $11.5 million for fiscal years 2024, 2023 and 2022, respectively, costs related to divestitures of $0.5 million, $3.0 million and $0.5 million for fiscal years 2024, 2023 and 2022, respectively, and inventory step-up adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition of $0.3 million and $1.4 million for fiscal years 2024 and 2022, respectively.
(3)Gain on sale of business relates to the sale of the Vycom business.
(4)During the fourth quarter of fiscal year 2022, the Company updated the process by which it estimates the value of its inventory. This included updating the assumptions that are used in determining and treating certain capitalized costs, primarily by incorporating the impacts of changes in the amount of recycled content introduced into its products.
(5)Other costs reflect costs related to the Restatement (as defined in Item 1A “Risk Factors” included elsewhere in this Annual Report) of $5.9 million for fiscal year 2024, costs related to removal of dispensable equipment resulting from a modification of the Company's manufacturing process of $2.4 million for fiscal year 2024, reduction in workforce costs of $0.3 million, $0.5 million and $1.6 million for fiscal years 2024, 2023 and 2022, respectively, costs for legal expenses of $1.8 million, $0.3 million and $0.9 million for fiscal years 2024, 2023 and 2022, respectively, other costs of $0.7 million and $0.2 million for fiscal years 2024 and 2022, costs related to an incentive plan and other ancillary expenses associated with the initial public offering of $0.1 million for fiscal year 2022.

13. CAPITAL STOCK
Secondary Offerings
During the three months ended June 30, 2023, the Company completed an offering of 16,100,000 shares of Class A common stock, par value $0.001 per share, including the exercise in full by the underwriter of its option to purchase up to 2,100,000 additional shares of Class A common stock. The shares were sold by certain of the Company's stockholders to the underwriter at a price of $24.36 per share which the underwriter was then permitted to sell at variable prices to the public. The Company did not receive any of the proceeds from the sale of the shares by those selling stockholders. In connection with the secondary offering, the Company incurred approximately $1.1 million in expenses. In connection with the secondary offering, the Company purchased from the underwriter 1,477,832 shares of its Class A common stock that were sold by the selling stockholders to the underwriter at a price per share of $24.36, which is equal to the price paid by the underwriter to the selling stockholders, resulting in an aggregate purchase price of approximately $36.0 million. The repurchase was made pursuant to the Company’s Share Repurchase Program (as defined below).
Share Repurchase Program
On May 5, 2022, the Board of Directors authorized the Company to repurchase up to$400 million of the Company’s Class A common stock (the “2022 Share Repurchase Authorization”). On June 12, 2024, the Board of Directors authorized the Company to repurchase up to $600 million of the Company’s Class A common stock (together with the 2022 Share Repurchase Authorization, the “Share Repurchase Program”) in addition to then the remaining approximately $76 million available pursuant to the 2022 Share Repurchase Authorization. The Share Repurchase Program allows the Company to repurchase its shares opportunistically from time to time. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, accelerated share repurchases or tender offers, some of which may be effected through Rule 10b5-1 plans, or a combination of the foregoing. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be discontinued at any time.
The table below summaries the Company's repurchases of its Class A common stock during the year ended September 30, 2024 and 2023 (in thousands, except per share amount):

	Year Ended September 30,
	2024	2023
Total number of shares repurchased	5,866	4,152
Reacquisition cost (1), (2), (3), (4)	$244,828	$116,578
Average price per share	$40.03	$28.08
(1)On August 13, 2024, the Company entered into a $50.0 million accelerated share repurchase agreement (the "August 2024 ASR") with JPMorgan Chase Bank, National Association (“JPMorgan”). JPMorgan delivered 1 million initial shares to the Company on August 14, 2024, based on the closing price of the Company's Class A common stock of $40.00 on August 13, 2024. The total value of the initial shares represents 80% of the August 2024 ASR. The final settlement will be based on the volume-weighted average price of the Company's Class A common stock over the repurchase period, subject to certain adjustments. The Company expects to settle the August 2024 ASR in the first quarter of fiscal year 2025.
(2)During the year ended September 30, 2024, the Company also repurchased 2,725,707 shares of its Class A common stock under a $100.0 million ASR which was settled in February 2024, 1,165,710 shares of its Class A common stock under a $50.0 million ASR which was settled in August 2024, and 974,718 shares of its Class A common stock on the open market for an approximately $42.9 million reacquisition cost.
(3)Reacquisition cost in the year ended September 30, 2023 includes the $36.0 million repurchase from the underwriter upon the completion of the secondary offering. The remaining repurchases in the year ended September 30, 2023 were made through open market transactions.
(4)The Company recognized $2.3 million and $1.1 million excise tax as reacquisition cost of share repurchases for fiscal years 2024 and 2023.
As of September 30, 2024, the Company had approximately $557.1 million available for repurchases under the Share Repurchase Program.
At September 30, 2024, the following amounts were issued and outstanding: 143,014,263 shares of Class A common stock and no shares of Class B common stock. The Company has not issued any shares of preferred stock.
14. STOCK-BASED COMPENSATION
The Company grants stock-based awards to attract, retain and motivate key employees and directors.

The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 2,262,732 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.
On December 11, 2023, the Compensation Committee of the Board of Directors authorized certain changes to a former employee’s stock-based awards which were effective in connection with his retirement. These changes allow certain awards to continue to vest in due course following retirement and extend the exercisability of certain outstanding and exercisable stock options to the end of the contractual term of the options. This resulted in a Type III Modification (improbable to probable) as defined in accounting guidance, accounted for as a cancellation of the original award and an issuance of a new grant, as well as, a Type I Modification (probable to probable), accounted for as an exchange of the original award for a new grant under the revised terms. The modifications resulted in $1.9 million of stock-based compensation expense for the year ended September 30, 2024.
On September 27, 2024, the Compensation Committee of the Board of Directors authorized certain adjustments to the performance metrics for the fiscal year 2022 grant of performance-based restricted stock units. The adjustment was to back out the expected contributions from the Vycom business for the three-year performance period due to the divestiture of that business in November 2023. This resulted in an increased attainment percentage based on actual results. The original attainment percentage immediately prior to the modification was accounted for as a Type I Modification (probable to probable) and the incremental attainment percentage was accounted for as a Type III Modification (improbable to probable). The modification resulted in $1.4 million of stock-based compensation expense for the year ended September 30, 2024.
Stock-based compensation expense for the years ended September 30, 2024, 2023 and 2022 was $25.8 million, $18.7 million and $18.1 million, respectively, recognized in “Selling, general and administrative expenses” in the Consolidated Statements of Comprehensive Income. Total income tax benefit for the years ended September 30, 2024, 2023 and 2022 was $6.2 million, $3.6 million and $4.1 million, respectively. As of September 30, 2024, the Company had not yet recognized compensation cost on unvested stock-based awards of $20.8 million, with a weighted average remaining recognition period of 1.7 years.
The Company uses the Black Scholes pricing model to estimate the fair value of its service-based option awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within ten years of the grant date. The fair value of each restricted stock unit award is based on the closing price on the date of grant.
The following table sets forth the significant assumptions used for the service-based awards granted during the years ended September 30:

	2024	2023	2022
Weighted average grant date fair value	$17.12	$9.02	$16.98
Risk-free interest rate	3.93%	3.77%	1.34%
Expected volatility	40.00%	40.00%	40.00%
Expected term (in years)	6.00	6.00	6.00
Expected dividend yield	0.00%	0.00%	0.00%
Stock Options
The following table summarizes the performance-based stock option activity for the year ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2023	1,114,261	$23.00
Granted	—	—
Exercised	(264,913)	23.00
Cancelled/Forfeited	—	—
Outstanding at September 30, 2024	849,348	23.00	5.6	20,214
Vested and exercisable at September 30, 2024	849,348	$23.00	5.6	20,214

The following table summarizes the service-based stock option activity for the year ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2023	3,361,707	$25.43
Granted	138,731	38.15
Exercised	(600,862)	24.56
Cancelled/Forfeited	(20,044)	42.36
Outstanding at September 30, 2024	2,879,532	26.11	6.3	59,590
Vested and exercisable at September 30, 2024	2,482,502	$25.26	5.9	53,485
The intrinsic value of the Company’s stock options exercised in the years ended September 30, 2024, 2023 and 2022 was $17.6 million, $3.5 million and $3.0 million, respectively. The tax benefit (expense) from stock options exercised during the years ended September 30, 2024, 2023 and 2022 was $9.4 million, $(1.9) million and $0.7 million, respectively.
Restricted Stock Awards
A summary of the service-based restricted stock awards activity for the year ended September 30, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at October 1, 2023	82,481	$23.00
Granted	—	—
Vested	(82,481)	23.00
Forfeited	—	—
Outstanding and unvested at September 30, 2024	—	—
The total fair value of vested restricted stock awards for the years ended September 30, 2024, 2023 and 2022 was $2.7 million, $2.6 million and $4.2 million, respectively.
Restricted Stock Units
A summary of the service-based restricted stock unit awards activity for the year ended September 30, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at October 1, 2023	786,096	$25.42
Granted	266,265	39.52
Vested	(333,087)	27.43
Forfeited	(42,250)	26.33
Outstanding and unvested at September 30, 2024	677,024	$29.90
The total fair value of vested restricted stock units for the years ended September 30, 2024, 2023 and 2022 was $9.1 million, $7.3 million and $2.3 million, respectively.
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
A summary of the performance-based restricted stock unit awards activity for the year ended September 30, 2024 was presented at target (unless otherwise noted) was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and unvested at October 1, 2023	508,622	$26.72
Granted	173,020	38.15
Granted adjustment(1)	42,442	34.82
Vested	(123,821)	34.82
Forfeited	(10,191)	27.32
Outstanding and unvested at September 30, 2024	590,072	$29.65
(1)The fiscal year 2021 grant vested in December 2023 and 42,442 shares were granted in connection therewith.
15. EMPLOYEE BENEFIT PLANS
The Company has a 401(k) defined contribution plans (the “401(k) Plans”) for the benefit of its employees who meet certain eligibility requirements. The Company does not offer a defined benefit plan (pension plan) nor does the Company offer any other post-retirement benefits. The 401(k) Plans cover substantially all of the Company’s full-time employees. Each participant may contribute up to 85% of his or her salary, within dollar limitations set forth by the ERISA guidelines. The 401(k) Plans match employee pre-tax and Roth IRA contributions. The Company matches 100% of the first 2% of employee contributions, plus 50% of the next 4% of employee contributions.
The Company’s contributions to the plans totaled $6.1 million, $4.9 million and $5.1 million, for the years ended September 30, 2024, 2023 and 2022, respectively.
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

	Years Ended September 30,
	2024	2023	2022
Numerator:
Net income	$153,379	$62,361	$67,158
Net income attributable to common stockholders — basic and diluted	$153,379	$62,361	$67,158
Denominator:
Weighted average shares of common stock — basic and diluted
Basic	145,618,173	150,162,256	153,510,110
Diluted	147,485,126	150,849,896	154,517,843
Net income attributable to common stockholders:
Basic	$1.05	$0.42	$0.44
Diluted	$1.04	$0.41	$0.43
The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Years Ended September 30,
	2024	2023	2022
Stock Options	394,676	2,549,816	548,539
Restricted Stock Units	33,474	113,622	268,526
17. INCOME TAXES
The Company’s operations are substantially all domestic. The components of income tax expense (benefit) consisted of the following (in thousands):

	Years Ended September 30,
	2024	2023	2022
Current:
Federal	$61,879	$22,951	$(4,904)
State and local	15,724	7,766	7,676
Total current	77,603	30,717	2,772
Deferred:
Federal	(16,035)	(6,022)	22,901
State and local	(5,423)	(2,557)	493
Total deferred	(21,458)	(8,579)	23,394
Income tax expense	$56,145	$22,138	$26,166
The effective income tax rate was different from the statutory U.S. federal income tax rate of 21.0%, for the years ended September 30, 2024, 2023 and 2022, due to the following (in thousands):

	2024	Rate	2023	Rate	2022	Rate
Income tax expense / federal statutory rate	$44,000	21.0%	$17,745	21.0%	$19,598	21.0%
State and local taxes — net of federal expense	11,156	5.3%	2,977	3.5%	6,906	7.4%
Change in valuation allowance	(3,243)	(1.5)%	597	0.7%	(350)	(0.4)%
Stock-based compensation	(2,804)	(1.3)%	721	0.9%	145	0.2%
Non-deductible transaction costs	5,382	2.7%	—	0.0%	—	—%
Executive compensation	3,026	1.5%	608	0.7%	364	0.4%
Federal research and development credit	(2,405)	(1.1)%	(746)	(0.8)%	(703)	(0.8)%
Meals and entertainment	566	0.3%	284	0.3%	224	0.2%
Other	467	(0.1)%	(48)	(0.1)%	(18)	—%
Income tax expense / effective tax rate	$56,145	26.8%	$22,138	26.2%	$26,166	28.0%
The effective income tax rate was 26.8% for the year ended September 30, 2024 compared to 26.2% for the year ended September 30, 2023. The 2024 effective income tax rate was negatively impacted by non-deductible transaction costs and higher State tax expense recognized in the period offset by a decrease in valuation allowances and disallowed compensation costs.
The components of the deferred tax assets and liabilities consisted of the following (in thousands):

	As of September 30,
	2024	2023
Deferred tax asset:
State loss carryforwards and other benefits	$15,555	$15,744
Inventory reserves	14,968	12,191
Warranty reserves	4,716	4,148
Accrued expenses	13,717	11,996
Stock-based compensation	14,403	13,502
Lease liabilities	28,531	24,063
Unrealized loss in other comprehensive income	555	—
Valuation allowance	(2,314)	(5,557)
Total deferred tax assets	90,131	76,087
Deferred tax liabilities:
Intangible assets — net	32,949	37,272
Property, plant and equipment	68,120	75,778
Right-of-use assets	25,644	21,728
Unrealized gain in other comprehensive income	—	615
Indemnification receivable related to warranty reserves	300	203
Total deferred tax liabilities	127,013	135,596
Net deferred tax liability	$36,882	$59,509
At September 30, 2024, the Company has no net operating loss carryforwards for federal income tax purposes. Additionally, the Company has approximately $82.4 million of net operating loss carryforwards for state and local tax purposes, which expire in varying amounts beginning in 2024 and through 2045. Furthermore, some net operating loss carry forwards for state and local purposes have indefinite carryforward periods. Utilization of the NOL carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), and similar state law due to ownership changes that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The valuation allowance was determined in accordance with the provisions of ASC 740, Income Taxes, which requires that a valuation allowance be established and maintained when management’s analysis indicates it is “not more likely than not” that all or a portion of deferred tax assets will be realized. The valuation allowance for certain net deferred tax assets of $2.3 million and $5.6 million at September 30, 2024 and 2023, respectively, is attributable to the uncertainty as to the realization of state deferred tax assets related to Idaho tax credit carryforwards and Pennsylvania state tax loss carryforwards at certain U.S. subsidiaries of the Company (The AZEK Group LLC and Scranton Products, Inc.).
The activity in the valuation allowance consisted of the following (in thousands):

	As of September 30,
	2024	2023
Beginning balance	$5,557	$4,960
Expense	(3,243)	597
Ending balance	$2,314	$5,557
A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits consisted of the following (in thousands):

	As of September 30,
	2024	2023
Beginning balance	$900	$780
Unrecognized tax benefits related to prior years	156	70
Unrecognized tax benefits related to the current year	130	50
Ending balance	$1,186	$900
Unrecognized tax benefits of $1.2 million and $0.9 million are recorded at September 30, 2024 and 2023, respectively. The total liabilities associated with the unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $1.2 million and $0.9 million at September 30, 2024 and 2023, respectively.
When applicable, the Company’s practice is to recognize interest and penalties related to uncertain income tax positions in income tax expense. For the years ended September 30, 2024, 2023 and 2022 the amounts recognized by the Company for interest and penalties were not material. The corresponding liability recorded in the Consolidated Balance Sheets as of September 30, 2024 and 2023 was also not material.
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
18. COMMITMENTS AND CONTINGENCIES
Raw Material and Fixed Asset Purchase Commitments
The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended September 30, 2024, the Company purchased substantially all of its raw materials, other than resins, under purchase orders which do not involve long-term supply commitments.
Substantially all of the Company’s resins are purchased under supply contracts that may average approximately one to two years, for which pricing is variable based on certain industry-based market indices. The resin supply contracts are negotiated annually and generally provide that the Company is obligated to purchase a minimum amount of resins from each supplier. As of September 30, 2024, the Company has no purchase commitments under material supply contracts through the calendar year ending December 31, 2024. As of September 30, 2024 and 2023, the Company had committed to purchase $0.0 million and $0.4 million of equipment, respectively.
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
19. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
The AZEK Company Inc. (parent company only)
Balance Sheets
(In thousands of U.S. dollars, except for share and per share amounts)

	As of September 30,
	2024	2023
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,356,865	$1,410,313
Total non-current assets	1,356,865	1,410,313
Total assets	$1,356,865	$1,410,313
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued and outstanding at September 30, 2024 and September 30, 2023, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 157,148,821 shares issued at September 30, 2024, and 155,967,736 issued at September 30, 2023	157	156
Class B common stock, $0.001 par value; 100,000,000 shares authorized, 0 and 100 shares issued and outstanding at September 30, 2024 and September 30, 2023, respectively	—	—
Additional paid-in capital	1,694,066	1,662,322
Retained earnings (accumulated deficit)	89,002	(64,377)
Accumulated other comprehensive income (loss)	(1,682)	1,878
Treasury stock, at cost, 14,134,558 shares at September 30, 2024 and 8,268,423 shares at September 30, 2023	(424,678)	(189,666)
Total stockholders’ equity	1,356,865	1,410,313
Total liabilities and stockholders’ equity	$1,356,865	$1,410,313

The AZEK Company Inc. (parent company only)
Statements of Comprehensive Income
(In thousands of U.S. dollars)

	Years Ended September 30,
	2024	2023	2022
Net income of subsidiaries	$153,379	$62,361	$67,158
Net income of subsidiaries	$153,379	$62,361	$67,158
Comprehensive income	$149,819	$64,239	$67,158
The AZEK Company Inc. did not have any cash as of September 30, 2024, 2023 and 2022, accordingly a Statement of Cash Flows has not been presented.
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
Dividends from Subsidiaries
There were $242.5 million, $115.5 million and $73.1 million cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during each of the years ended September 30, 2024, 2023 and 2022. Cash dividends of $242.5 million were used to fund the $200.0 million ASRs and $42.5 million share repurchase on the open market during the year ended September 30, 2024. Cash dividends of $115.5 million were used to fund the $36.0 million share repurchase from the underwriter upon completion of the secondary offering and $79.5 million share repurchase on the open market during the year ended September 30, 2023. Cash dividends of $73.1 million were used to fund the $50.0 million ASR and $23.1 million share repurchase on the open market during the year ended September 30, 2022.
Restricted Payments
The AZEK Group LLC is party to the 2024 Revolving Credit Facility and the 2024 Term Loan Agreement originally executed on September 26, 2024. The obligations under the 2024 Revolving Credit Facility and 2024 Term Loan Agreement are secured by substantially all of the present and future assets of the borrowers and guarantors, including equity interests of their domestic subsidiaries, subject to certain exceptions.
The obligations under the 2024 Revolving Credit Facility and 2024 Term Loan Agreement are guaranteed by the Company and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. The AZEK Group LLC is not permitted to make certain payments unless those payments are consistent with exceptions outlined in the agreements. These payments include repurchase of equity interests, fees associated with a public offering, income taxes due in other applicable payments. Further, the payments are only permitted if certain conditions are met related to availability and interest coverage as defined in the senior secured credit facilities and described in Note 8 to these Consolidated Financial Statements.