Form 10-Q
period 2024-12-31
AZEK Co Inc.
filed 2025-02-05
CIK 1782754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 31, 2025, the registrant had 143,671,503 shares of Class A Common Stock, $0.001 par value per share, and no shares of Class B Common Stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
The AZEK Company Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except for share and per share amounts)
(Unaudited)

in thousands	December 31, 2024	September 30, 2024
ASSETS:
Current assets:
Cash and cash equivalents	$148,134	$164,025
Trade receivables, net of allowances	33,680	49,922
Inventories	256,755	223,682
Prepaid expenses	17,021	9,876
Other current assets	22,565	23,872
Total current assets	478,155	471,377
Property, plant and equipment - net	459,660	462,201
Goodwill	973,950	967,816
Intangible assets - net	146,295	154,518
Other assets	115,514	111,799
Total assets	$2,173,574	$2,167,711
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$47,725	$57,909
Accrued rebates	72,592	68,211
Current portion of long-term debt obligations	3,300	3,300
Accrued expenses and other liabilities	62,867	87,618
Total current liabilities	186,484	217,038
Deferred income taxes	42,518	42,342
Long-term debt—less current portion	428,819	429,668
Other non-current liabilities	128,112	121,798
Total liabilities	785,933	810,846
Commitments and contingencies (See Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at December 31, 2024 and September 30, 2024, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 157,849,527 shares issued at December 31, 2024 and 157,148,821 shares issued at September 30, 2024, respectively	158	157
Class B common stock, $0.001 par value; 100,000,000 shares authorized and no shares issued or outstanding at December 31, 2024 and at September 30, 2024, respectively	—	—
Additional paid‑in capital	1,714,191	1,694,066
Retained earnings (accumulated deficit)	107,126	89,002
Accumulated other comprehensive income (loss)	(566)	(1,682)
Treasury stock, at cost, 14,294,005 and 14,134,558 shares at December 31, 2024 and September 30, 2024, respectively	(433,268)	(424,678)
Total stockholders' equity	1,387,641	1,356,865
Total liabilities and stockholders' equity	$2,173,574	$2,167,711
See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended December 31,
in thousands	2024	2023
Net sales	$285,429	$240,444
Cost of sales	181,878	149,794
Gross profit	103,551	90,650
Selling, general and administrative expenses	74,887	77,246
Loss on disposal of property, plant and equipment	1,414	2,185
Operating income	27,250	11,219
Other income and expenses:
Interest expense, net	7,663	7,910
Gain on sale of business	—	(38,515)
Total other (income) and expenses	7,663	(30,605)
Income before income taxes	19,587	41,824
Income tax expense	1,463	16,676
Net income	$18,124	$25,148
Other comprehensive income (loss):
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	$1,116	$(3,095)
Total other comprehensive income (loss)	1,116	(3,095)
Comprehensive income	$19,240	$22,053

Net income per common share:
Basic	$0.13	$0.17
Diluted	0.12	0.17

Weighted-average common shares outstanding:
Basic	143,345,740	147,297,662
Diluted	145,380,814	148,876,282
See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands of U.S. dollars, except for share amounts)
(Unaudited)

	Common Stock				Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – September 30, 2024	157,148,821	$157	—	$—	14,134,558	$(424,678)	$1,694,066	$89,002	$(1,682)	$1,356,865
Net income	—	—	—	—	—	—	—	18,124	—	18,124
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,116	1,116
Stock-based compensation	—	—	—	—	—	—	4,890	—	—	4,890
Exercise of vested stock options	503,055	1	—	—	—	—	11,672	—	—	11,673
Issuance of common stock under employee stock plan, net of shares withheld for taxes	197,651	—	—	—	—	—	(4,941)	—	—	(4,941)
Treasury stock purchases	—	—	—	—	159,447	(8,590)	8,504	—	—	(86)
Balance – December 31, 2024	157,849,527	158	—	—	14,294,005	(433,268)	1,714,191	107,126	(566)	1,387,641

	Common Stock				Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – September 30, 2023	155,967,736	$156	100	$—	8,268,423	$(189,666)	$1,662,322	$(64,377)	$1,878	$1,410,313
Net income	—	—	—	—	—	—	—	25,148	—	25,148
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(3,095)	(3,095)
Stock-based compensation	—	—	—	—	—	—	8,422	—	—	8,422
Exercise of vested stock options	136,885	—	—	—	—	—	3,238	—	—	3,238
Issuance of common stock under employee stock plan, net of shares withheld for taxes	236,482	—	—	—	—	—	(3,822)	—	—	(3,822)
Conversion of Class B common stock into Class A common stock	100	—	(100)	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	2,291,607	(80,800)	(20,000)	—	—	(100,800)
Balance – December 31, 2023	156,341,203	156	—	—	10,560,030	(270,466)	1,650,160	(39,229)	(1,217)	1,339,404
See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Operating activities:
Net income	$18,124	$25,148
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation	24,332	21,773
Amortization of intangibles	8,723	10,164
Non-cash interest expense	406	412
Non-cash lease expense	2	(48)
Deferred income tax benefit	(193)	(8,192)
Non-cash compensation expense	4,890	8,422
Loss on disposition of property, plant and equipment	1,414	2,185
Gain on sale of business	—	(38,515)
Changes in certain assets and liabilities:
Trade receivables	16,242	21,151
Inventories	(33,073)	(61,344)
Prepaid expenses and other currents assets	(5,838)	(1,920)
Accounts payable	(5,515)	(9,319)
Accrued expenses and interest	(17,770)	15,125
Other assets and liabilities	1,821	(1,330)
Net cash provided by (used in) operating activities	13,565	(16,288)
Investing activities:
Purchases of property, plant and equipment	(21,596)	(17,681)
Proceeds from disposition of fixed assets	254	122
Divestiture, net of cash disposed	—	133,089
Acquisitions, net of cash acquired	(11,000)	—
Net cash provided by (used in) investing activities	(32,342)	115,530
Financing activities:
Payments on 2024 Term Loan Facility	(1,100)	—
Payments on Term Loan Agreement	—	(1,500)
Principal payments of finance lease obligations	(865)	(713)
Exercise of vested stock options	11,672	3,238
Cash paid for shares withheld for taxes	(4,941)	(3,822)
Purchases of treasury stock	—	(100,000)
Excise taxes for share repurchase	(1,880)	—
Net cash provided by (used in) financing activities	2,886	(102,797)
Net increase in cash and cash equivalents	(15,891)	(3,555)
Cash and cash equivalents – Beginning of period	164,025	278,314
Cash and cash equivalents – End of period	$148,134	$274,759
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$8,907	$11,403
Cash paid for income taxes, net	613	1,351
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$4,825	$2,603
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	7,090	2,460
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
b.Summary of Significant Accounting Policies
Basis of Presentation
The Company operates on a fiscal year ending September 30. The accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the three months ended December 31, 2024 and the cash flows for the three months ended December 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other period. The Company’s financial condition and results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from geopolitical conflicts, global health pandemics and other factors beyond the Company’s control. Management cannot predict the degree to, or the period over, which the Company may be affected by such factors.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024 (the “2024 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on November 20, 2024. The Condensed Consolidated Balance Sheet as of September 30, 2024 was derived from the audited financial statements at that date. There have been no material changes in the Company’s significant accounting policies from those that were disclosed in on the 2024 Form 10-K, except as noted below.
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
Accounting Policies
Refer to the 2024 Form 10-K for a discussion of the Company’s accounting policies, as updated below and for recently adopted accounting standards.
Research and Development Costs
Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Condensed Consolidated Statements of Comprehensive Income (Loss). Total research and development expenses were $4.0 million and $3.1 million, respectively, for the three months ended December 31, 2024 and 2023.
Recently Adopted Accounting Pronouncements
None.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires all public entities that are subject to segment reporting requirements to disclose additional information, including significant segment expenses and other segment items on an annual and interim basis. It also requires the disclosure of the title and the position of the chief operating decision maker and how the reported measures are used for making business decisions. This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company intends to adopt the updated standard for the annual reporting period beginning October 1, 2024. The Company does not expect the adoption of this standard will have a material impact on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard expands the disclosure requirements primarily on the rate reconciliation and income tax paid. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company intends to adopt the updated standard for the annual reporting period beginning October 1, 2025. The Company does not expect the adoption of this standard will have a material impact on its disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires all public companies to disclose more detailed information about certain costs and expenses in the notes to the financial statements at interim and annual reporting periods. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company intends to adopt the updated standard for the annual reporting period beginning October 1, 2027. The Company is currently evaluating the impact the adoption of this standard will have on its disclosure.
2. REVENUE
The Company recognizes revenues when control of the promised goods is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods, at a point in time, when shipping occurs.
The Company also engages in customer rebates, which are recorded in “Net sales” in the Condensed Consolidated Statements of Comprehensive Income (Loss) and in “Accrued rebates” and “Trade receivables” in the Condensed Consolidated Balance Sheets. The Company recorded accrued rebates of $72.6 million and $67.9 million as of December 31, 2024 and 2023, respectively, and contra trade receivables of $7.1 million and $4.5 million as of December 31, 2024 and 2023, respectively. The rebate activity was as follows (in thousands):

	Three Months Ended December 31,
	2024	2023
Beginning balance	$74,796	$66,958
Rebate expense	20,719	22,239
Rebate payments	(15,851)	(16,804)
Ending balance	$79,664	$72,393
The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance.
3. DIVESTITURE
On November 1, 2023, the Company completed the sale of its Vycom business within the Commercial segment for net proceeds of approximately $131.8 million. The divestiture allowed the Company to focus on the highest value portions of its business and provided additional cash to finance its capital allocation priorities. The gain on sale of $37.7 million was recognized in "Gain on sale of business" within the Condensed Consolidated Statements of Comprehensive Income (Loss) for the year ended September 30, 2024. The Company did not report the sale in discontinued operations as it was not a strategic shift that would have a major effect on the Company's operations and financial results.
See Note 12 for more information on the Commercial segment.

4. INVENTORIES
Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out (“FIFO”) basis. Inventories consisted of the following (in thousands):

in thousands	December 31, 2024	September 30, 2024
Raw materials	$54,357	$52,370
Work in process	26,112	25,650
Finished goods	176,286	145,662
Total inventories	$256,755	$223,682
5. PROPERTY, PLANT AND EQUIPMENT—NET
Property, plant and equipment – net consisted of the following (in thousands):

	December 31, 2024	September 30, 2024
Land	$3,209	$3,209
Buildings and improvements	128,721	115,828
Manufacturing equipment	684,504	668,044
Computer equipment	35,419	34,535
Furniture and fixtures	7,473	7,996
Vehicles	2,407	2,375
Total property, plant and equipment	861,733	831,987
Construction in progress	48,451	59,006
	910,184	890,993
Accumulated depreciation	(450,524)	(428,792)
Total property, plant and equipment – net	$459,660	$462,201
Depreciation expense was approximately $22.6 million and $20.5 million in the three months ended December 31, 2024 and 2023, respectively. During the three months ended December 31, 2024 and 2023, $0.2 million and $1.1 million of interest was capitalized, respectively.
6. GOODWILL AND INTANGIBLE ASSETS—NET
Goodwill
Goodwill consisted of the following (in thousands):

	Residential	Commercial	Total
Goodwill before impairment as of September 30, 2024	$953,882	$13,934	$967,816
Accumulated impairment losses as of September 30, 2024	—	—	—
Goodwill, net as of September 30, 2024	$953,882	$13,934	$967,816
Acquisition	$6,134	$—	$6,134
Goodwill before impairment as of December 31, 2024	$960,016	$13,934	$973,950
Accumulated impairment losses as of December 31, 2024	—	—	—
Goodwill, net as of December 31, 2024	$960,016	$13,934	$973,950
During the three months ended December 31, 2024, the Company acquired a business for $12.0 million, which consisted of $11.0 million cash and $1.0 million contingent consideration. The business is included in our Residential segment and was deemed immaterial.

Intangible assets, net
The Company did not have any indefinite lived intangible assets other than goodwill as of December 31, 2024 and September 30, 2024. Finite-lived intangible assets consisted of the following (in thousands):

		December 31, 2024
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Proprietary knowledge	10 — 15	$300,490	$(271,403)	$29,087
Trademarks	5 — 20	217,730	(169,627)	48,103
Customer relationships	12 — 19	156,952	(89,477)	67,475
Patents	9 — 10	8,500	(6,900)	1,600
Other intangibles	3 — 15	4,075	(4,045)	30
Total intangible assets		$687,747	$(541,452)	$146,295

		September 30, 2024
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$300,490	$(268,358)	$32,132
Trademarks	5 — 20	217,730	(167,015)	50,715
Customer relationships	12 — 19	156,452	(86,600)	69,852
Patents	9 — 10	8,500	(6,715)	1,785
Other intangible assets	3 — 15	4,076	(4,042)	34
Total intangible assets		$687,248	$(532,730)	$154,518
Amortization expense was $8.7 million and $10.2 million in the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the remaining weighted-average amortization period for acquired intangible assets was 10.4 years.
7. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS
Allowance for Doubtful Accounts
Allowance for doubtful accounts consisted of the following (in thousands):

	Three Months Ended December 31,
	2024	2023
Beginning balance	$941	$1,773
Provision (release)	58	(433)
Divestiture	—	(32)
Ending balance	$999	$1,308

Accrued Expenses and Other Liabilities
Accrued expenses consisted of the following (in thousands):

	December 31, 2024	September 30, 2024
Employee related liabilities	$23,768	$45,099
Warranty	5,634	4,311
Marketing	4,728	3,465
Customer deposits	4,198	4,688
Lease liability - operating	4,158	4,547
Lease liability - finance	3,868	3,639
Freight	3,509	2,209
Professional fees	2,646	4,674
Utilities	2,172	2,810
Taxes	2,061	3,707
Construction in progress	979	1,355
Commissions	863	1,171
Interest rate swaps	752	1,902
Other	3,531	4,041
Total accrued expenses and other current liabilities	$62,867	$87,618
8. DEBT
Debt consisted of the following (in thousands):

	December 31, 2024	September 30, 2024
2024 Term Loan due September 26, 2031 — SOFR + 2.00% (6.36% at December 31, 2024 and 6.85% at September 30, 2024)	$438,900	$440,000
2024 Revolving Credit Facility through September 26, 2029 - SOFR + 1.0% + 0.5%	—	—
Total	438,900	440,000
Less unamortized deferred financing costs	(2,955)	(3,065)
Less unamortized original issue discount	(3,826)	(3,967)
Less current portion	(3,300)	(3,300)
Long-term debt—less current portion and unamortized deferred financing costs	$428,819	$429,668
Previous Credit Facilities
The Term Loan Agreement was a first lien term loan entered into on April 28, 2022 by the Company's wholly-owned subsidiary, The AZEK Group LLC. On September 26, 2024, the obligations under the Term Loan Agreement were paid off in full and the Term Loan Agreement was terminated. On September 26, 2024, The AZEK Group LLC entered into a new $440.0 million first lien term loan facility (the "2024 Term Loan Facility"), the proceeds of which were applied, among other uses, to prepay the obligations of the Term Loan Agreement in full.
The AZEK Group LLC had also entered into a revolving credit facility, as amended and restated from time to time (the “Revolving Credit Facility”), with certain of the Company's direct and indirect subsidiaries and certain lenders party thereto. The Revolving Credit Facility provided for maximum aggregate borrowings of up to $150.0 million, subject to an asset-based borrowing base. The borrowing base was limited to a set percentage of eligible accounts receivable and inventory, less reserves that may be established by the administrative agent and the collateral agent in the exercise of their reasonable credit judgment. The AZEK Group LLC had the option to increase the commitments under the Revolving Credit Facility by up to $100.0 million, subject to certain conditions. On September 26, 2024, the Revolving Credit Facility was terminated. On September 26, 2024, the AZEK Group LLC entered into a new $375.0 million first lien revolving credit facility (the "2024 Revolving Credit Facility" and, together with the 2024 Term Loan Facility, the “Senior Secured Credit Facilities”).

A “commitment fee” accrued on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. The commitment fees were $0.1 million under the Revolving Credit Facility for the three months ended December 31, 2023.
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
The interest rate applicable to loans under the 2024 Revolving Credit Facility equals (i) in the case of alternative base rate borrowings, the highest of (a) the Federal Funds Rate (as defined in the Senior Secured Credit Agreement) plus ½ of 1.00%, (b) the Prime Rate (as defined in the Senior Secured Credit Agreement) and (c) the one-month Term SOFR (as defined in the Senior Secured Credit Agreement) plus 1.00% per annum, provided that, in no event will the alternative base rate be less than 1.00% per annum, plus an applicable margin between 0.50% and 1.25%, depending on the Company's first lien net leverage ratio and (ii) in the case of SOFR borrowings, Term SOFR for the applicable interest period, provided that, in no event will Term SOFR be less than 0.00%, plus an applicable margin between 1.50% and 2.25%, depending on the first lien net leverage ratio.
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
As of December 31, 2024 and September 30, 2024, The AZEK Group LLC had $438.9 million and $440.0 million outstanding under the 2024 Term Loan Facility.
The AZEK Group LLC had no outstanding borrowings under the 2024 Revolving Credit Facility as of December 31, 2024 and September 30, 2024, respectively. In addition, The AZEK Group LLC had $2.3 million and $2.2 million of outstanding letters of credit held against the 2024 Revolving Credit Facility as of December 31, 2024 and September 30, 2024, respectively. The AZEK Group LLC had approximately $372.7 million available under the 2024 Revolving Credit Facility for future borrowings as of December 31, 2024.
As of December 31, 2024 and September 30, 2024, unamortized deferred financing fees related to the 2024 Term Loan Facility were $2.9 million and $3.1 million. As of December 31, 2024 and September 30, 2024, unamortized deferred financing costs, net of accumulated amortization, related to the 2024 Revolving Credit Facility were $3.0 million and $3.1 million.
A “commitment fee” accrues on any unused portion of the commitments under the 2024 Revolving Credit Facility during the preceding three calendar month period. The commitment fee is determined based on the first lien net leverage ratio and can range from 20 basis points to 35 basis points. The commitment fees were $0.2 million for the three months ended December 31, 2024.

Interest expense consisted of the following (in thousands):

	Three Months Ended December 31,
	2024	2023
Interest expense:
2024 Term Loan Facility	$7,337	$—
Term Loan Agreement	—	11,358
2024 Revolving Credit Facility	200	—
Revolving Credit Facility	—	150
Other	1,385	1,123
Amortization - Deferred financing costs
2024 Term Loan Facility	531	—
Term Loan Agreement	—	179
2024 Revolving Credit Facility	155	—
Revolving Credit Facility	—	66
Amortization - Original issue discount
2024 Term Loan Facility	142	—
Term Loan Agreement	—	167
Capitalized interest	(157)	(1,079)
Interest expense	9,593	11,964
Interest income	(1,930)	(4,054)
Interest expense, net	$7,663	$7,910
See Note 11 for the fair value of the Company’s debt as of December 31, 2024 and September 30, 2024.
9. PRODUCT WARRANTIES
The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved. The warranty reserve activity consisted of the following (in thousands):

	Three Months Ended December 31,
	2024	2023
Beginning balance	$18,291	$17,012
Adjustments to reserve	1,967	(388)
Warranty claims payment	(994)	(782)
Ending balance	19,264	15,842
Current portion of accrued warranty	(5,634)	(3,740)
Accrued warranty – less current portion	$13,630	$12,102
10. LEASES
The Company leases vehicles, machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As of December 31, 2024 and September 30, 2024, amounts associated with leases are included in Other assets, Accrued expenses and other liabilities and Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.
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

Lease assets and lease liabilities as of December 31, 2024 and September 30, 2024 were as follows (in thousands):

Leases	Classification on Balance Sheet	December 31, 2024	September 30, 2024
Assets
ROU operating lease assets	Other assets	$21,685	$22,881
ROU finance lease assets	Other assets	85,320	79,916
Total lease assets		$107,005	$102,797
Liabilities
Current
Operating	Accrued expenses and other liabilities	$4,158	$4,547
Finance	Accrued expenses and other liabilities	3,868	3,639
Non-current
Operating	Other non-current liabilities	19,869	20,675
Finance	Other non-current liabilities	91,466	85,496
Total lease liabilities		$119,361	$114,357
The components of lease expense for the three months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31,
(in thousands)	2024	2023
Operating lease expense	$1,577	$1,478
Finance lease amortization of assets	1,685	1,301
Finance lease interest on lease liabilities	1,380	1,107
Short term	129	86
Sublease income	(4)	(28)
Total lease expense	$4,767	$3,944
The tables below present supplemental information related to leases as of December 31, 2024 and September 30, 2024:

Weighted-average remaining lease term (years)	December 31, 2024	September 30, 2024
Operating leases	8.7	8.6
Finance leases	22.5	23.2
Weighted-average discount rate
Operating leases	6.6%	6.5%
Finance leases	6.3%	6.2%
The following table summarizes the maturities of lease liabilities at December 31, 2024:

(in thousands)	Operating Leases	Finance Leases	Total
2025	$4,405	$7,014	$11,419
2026	4,310	9,326	13,636
2027	3,718	9,917	13,635
2028	2,894	6,993	9,887
2029	2,688	6,508	9,196
Thereafter	14,649	140,207	154,856
Total lease payments	32,664	179,965	212,629
Less: interest	(8,637)	(84,631)	(93,268)
Present value of lease liability	$24,027	$95,334	$119,361

11. FAIR VALUE OF FINANCIAL INSTRUMENTS
FASB Accounting Standards Codification (“ASC”) requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. The Company does not have any assets or liabilities measured at fair value on a recurring basis that are Level 3.
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
At the inceptions of the swap agreements and as of December 31, 2024, both swaps were designated and qualified as cash flow hedges in accordance with ASC 815. The gain (loss) is recorded in Accumulated other comprehensive income (loss) and then reclassified into Interest expense in the same period in which the hedged transaction affects earnings. As of December 31, 2024, the Company expects to reclass approximately $0.8 million ($0.6 million after-tax) as an increase to interest expense in the next 12 months.
The following table provides the fair values of the interest rate derivative instruments as well as their classifications on the Balance Sheet as of December 31, 2024 and September 30, 2024 (in thousands):

			Fair Value as of
	Fair Value Hierarchy	Balance Sheet Location	December 31, 2024	September 30, 2024
Liabilities
Interest rate swaps	Level 2	Other current liabilities	$752	$1,902
Interest rate swaps	Level 2	Other non-current liabilities	$—	$335
The Company estimates the fair value of interest rate swaps using a valuation model based on observable market data, such as yield curves. Both swaps are classified as Level 2 measurement in the fair value hierarchy.
The following tables summarize the effects of the interest rate derivative instruments on Accumulated other comprehensive income (loss) for the three months ended December 31, 2024 and 2023 (in thousands):

	Before-tax Amount	Income Tax Expense	Net of Tax Amount
Balance - September 30, 2024	$(2,237)	$(555)	$(1,682)
Amount of gain recognized in other comprehensive income (loss)	1,689	423	1,266
Amount of gain reclassified from accumulated other comprehensive income (loss) into net income	(204)	(54)	(150)
Balance - December 31, 2024	$(752)	$(186)	$(566)

	Before-tax Amount	Income Tax Expense	Net of Tax Amount
Balance - September 30, 2023	$2,493	$615	$1,878
Amount of loss recognized in other comprehensive income (loss)	(3,437)	(840)	(2,597)
Amount of gain reclassified from accumulated other comprehensive income (loss) into net income	(678)	(180)	(498)
Balance - December 31, 2023	$(1,622)	$(405)	$(1,217)

Other Financial Instruments
The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	December 31, 2024		September 30, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2024 Term Loan Facility due September 26, 2031	$438,900	$443,289	$440,000	$443,300
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
The Company has two reportable segments, Residential and Commercial. The reportable segments were determined primarily based on products and end markets as follows:
•Residential—The Residential segment manufactures and distributes decking, rail, trim, moulding, pergolas and cabanas and accessories through a national network of dealers and distributors and multiple home improvement retailers providing extensive geographic coverage and enabling the Company to effectively serve contractors. This segment is impacted by trends in and the strength of home repair and remodel activity.
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
The segment data below includes data for Residential and Commercial for the three months ended December 31, 2024 and 2023 (in thousands).

	Three Months Ended December 31,
	2024	2023
Net sales to customers
Residential	$271,999	$223,000
Commercial	13,430	17,444
Total	$285,429	$240,444
Adjusted EBITDA
Residential	$64,380	$51,979
Commercial	1,488	2,905
Total Adjusted EBITDA for reporting segments	$65,868	$54,884
Adjustments to Income before income tax provision
Depreciation and amortization	(33,055)	(31,937)
Stock-based compensation costs	(4,890)	(8,468)
Acquisition and divestiture costs(1)	(149)	(492)
Gain on sale of business(2)	—	38,515
Other costs(3)	(524)	(2,768)
Interest expense, net	(7,663)	(7,910)
Income before income tax provision	$19,587	$41,824
(1)Acquisition and divestiture costs reflect costs related to acquisitions of $0.1 million in the three months ended December 31, 2024, and costs related to divestitures of $0.5 million in the three months ended December 31, 2023.

(2)Gain on sale of business relates to the sale of the Vycom business.
(3)Other costs include costs related to the restatement of the Company’s consolidated financial statements and condensed consolidated interim financial information for each of the quarters within fiscal years ended September 30, 2023 and 2022, and for the fiscal quarter ended December 31, 2023 (the “Restatement”) of $0.2 million in the three months ended December 31, 2024, costs related to the removal of dispensable equipment resulting from a modification of the Company's manufacturing process of $2.4 million in the three months ended December 31, 2023, reduction in workforce costs of $0.3 million in the three months ended December 31, 2023, costs for legal expenses of $0.1 million in the three months ended December 31, 2023, and other costs of $0.3 million for the three months ended December 31, 2024.
13. CAPITAL STOCK
Share Repurchase Program
On May 5, 2022, the Board of Directors authorized the Company to repurchase up to $400 million of the Company’s Class A common stock (the “2022 Share Repurchase Authorization”). On June 12, 2024, the Board of Directors authorized the Company to repurchase up to $600 million of the Company’s Class A common stock (together with the 2022 Share Repurchase Authorization, the “Share Repurchase Program”) in addition to the then remaining approximately $76 million available pursuant to the 2022 Share Repurchase Authorization. The Share Repurchase Program allows the Company to repurchase its shares opportunistically from time to time. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, accelerated share repurchases or tender offers, some of which may be effected through Rule 10b5-1 plans, or a combination of the foregoing. The timing of repurchases will depend upon several factors, including market and business conditions, and repurchases may be discontinued at any time.
The table below summarizes the Company's repurchases of its Class A common stock during the three months ended December 31, 2024 and 2023 (in thousands, except per share amount):

	Three Months Ended December 31,
	2024	2023
Total number of shares repurchased	159	2,292
Reacquisition cost(1), (2), (3)	$85	$100,800
Average price per share	$53.87	$35.26
(1)On August 13, 2024, the Company entered into a $50 million accelerated share repurchase agreement (the "August 2024 ASR"), with JPMorgan Chase Bank ("JPMorgan"). JPMorgan delivered approximately 1 million initial shares to the Company on August 14, 2024, based on the closing price of the Company’s Class A common stock of $40.00 on August 13, 2024. The total value of the initial shares represents 80% of the August 2024 ASR. JPMorgan terminated the August 2024 ASR on November 25, 2024 and delivered 159,447 additional shares to the Company on November 26, 2024 upon final settlement for no additional consideration. The average purchase price per share for shares purchased by the Company pursuant to the August 2024 ASR was $43.12.
(2)On December 4, 2023, the Company entered into a $100 million accelerated share repurchase agreement (the “December 2023 ASR”) with Goldman Sachs & Co. LLC (“Goldman Sachs”). Goldman Sachs delivered 2,291,607 initial shares to the Company on December 6, 2023, based on the closing price of the Company’s Class A common stock of $34.91 on December 4, 2023. The total value of the initial shares represents 80% of the December 2023 ASR. Goldman Sachs terminated the December 2023 ASR on February 5, 2024 and delivered 434,100 additional shares of Class A common stock to the Company on February 7, 2024 upon final settlement for no additional consideration. The average purchase price per share for shares purchased by the Company pursuant to the December 2023 ASR was $36.69.
(3)The Company recognized $0.1 million and $0.8 million excise tax as reacquisition cost of share repurchases for the three months ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, the Company had approximately $557.0 million available for repurchases under the Share Repurchase Program.
14. STOCK-BASED COMPENSATION
The Company grants stock-based awards to attract, retain and motivate key employees and directors.
The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 1,951,786 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.

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
Stock-based compensation expense for the three months ended December 31, 2024 and 2023 was $4.9 million and $8.5 million, respectively, recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income (Loss). Total income tax benefit for the three months ended December 31, 2024 and 2023 was $1.2 million and $1.7 million, respectively. As of December 31, 2024, the Company had not yet recognized compensation cost on unvested stock-based awards of $35.3 million, with a weighted average remaining recognition period of 2.2 years.
The Company uses the Black Scholes pricing model to estimate the fair value of its service-based awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within 10 years of the grant date.
The following table sets forth the significant assumptions used for the calculation of stock-based compensation expense for the three months ended December 31, 2024 and 2023:

	December 15, 2024 Grant Date	December 15, 2023 Grant Date
Risk-free interest rate	4.29%	3.93%
Expected volatility	40.00%	40.00%
Expected term (in years)	6.00	6.00
Expected dividend yield	0.00%	0.00%
Stock Options
The following table summarizes the performance-based stock option activity for the three months ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2024	849,348	$23.00
Granted	—	—
Exercised	(199,804)	23.00
Cancelled/Forfeited	—	—
Outstanding at December 31, 2024	649,544	23.00	5.4	15,894
Vested and exercisable at December 31, 2024	649,544	$23.00	5.4	15,894

The following table summarizes the service-based stock option activity for the three months ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2024	2,879,532	$26.11
Granted	86,876	53.51
Exercised	(303,251)	23.34
Cancelled/Forfeited	—	—
Outstanding at December 31, 2024	2,663,157	27.32	6.2	54,201
Vested and exercisable at December 31, 2024	2,339,754	$25.79	5.9	50,732
Performance Restricted Stock Units
Performance restricted stock units were granted to officers and certain employees of the Company and represent the right to earn shares of Company common stock based on the achievement of company-wide financial performance targets, including net sales, return on net tangible assets, adjusted return on invested capital, and Adjusted EBITDA during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each performance share award is based on the closing stock price on the date of grant.
A summary of the performance-based restricted stock unit awards activity for the three months ended December 31, 2024 presented at target (unless otherwise noted) was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2024	590,072	$29.65
Granted	146,562	53.51
Granted adjustment(1)	(52,782)	43.14
Vested	(55,859)	43.04
Forfeited	—	—
Outstanding and unvested at December 31, 2024	627,993	$32.90
(1)The fiscal year 2022 grant vested in December 2024 and 52,782 shares were reversed in connection therewith.
Restricted Stock Units
A summary of the service-based restricted stock unit awards activity for the three months ended December 31, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2024	677,024	$29.90
Granted	185,135	52.60
Vested	(238,241)	29.68
Forfeited	(7,181)	29.79
Outstanding and unvested at December 31, 2024	616,737	$36.80

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

	Three Months Ended December 31,
	2024	2023
Numerator:
Net income	$18,124	$25,148
Net income attributable to common stockholders - basic and diluted	$18,124	$25,148
Denominator:
Weighted-average shares of common stock
Basic	143,345,740	147,297,662
Diluted	145,380,814	148,876,282
Net income per share attributable to common stockholders:
Net income per common share - basic	$0.13	$0.17
Net income per common share - diluted	$0.12	$0.17
The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Three Months Ended December 31,
	2024	2023
Stock Options	85,638	547,890
Restricted Stock Units	57,689	108,736
16. INCOME TAXES
The Company calculates the interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting, specifically ASC-740-270-25-2. For interim periods, the Company estimates the annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rates for the three months ended December 31, 2024 and 2023 were 7.5% and 39.9%, respectively. The decrease in the effective income tax rate for the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, was primarily driven by tax benefits related to stock-based compensation and the removal of the tax effects related to the sale of the Vycom business.
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
18. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
The AZEK Company Inc. (parent company only)
Balance Sheets
(In thousands of U.S. dollars, except for share and per share amounts)

	December 31, 2024	September 30, 2024
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,387,641	$1,356,865
Total non-current assets	1,387,641	1,356,865
Total assets	$1,387,641	$1,356,865
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at December 31, 2024 and September 30, 2024, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 157,849,527 shares issued at December 31, 2024 and 157,148,821 shares issued at September 30, 2024, respectively	158	157
Class B common stock, $0.001 par value; 100,000,000 shares authorized and no shares issued or outstanding at December 31, 2024 and at September 30, 2024, respectively	—	—
Additional paid‑in capital	1,714,191	1,694,066
Retained earnings (accumulated deficit)	107,126	89,002
Accumulated other comprehensive income (loss)	(566)	(1,682)
Treasury stock, at cost, 14,294,005 and 14,134,558 shares at December 31, 2024 and September 30, 2024, respectively	(433,268)	(424,678)
Total stockholders’ equity	1,387,641	1,356,865
Total liabilities and stockholders’ equity	$1,387,641	$1,356,865

	Three Months Ended December 31,
	2024	2023
Net income of subsidiaries	$18,124	$25,148
Net income of subsidiaries	$18,124	$25,148
Comprehensive income	$19,240	$22,053
The AZEK Company Inc. did not have any cash as of December 31, 2024 or September 30, 2024. Accordingly a Condensed Statement of Cash Flows has not been presented.
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

Dividends from Subsidiaries
There were no cash dividends and $100.0 million in cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during the three months ended December 31, 2024 and 2023, respectively. Cash dividends of $100.0 million were used to fund the December 2023 ASR during the three months ended December 31, 2023.
Restricted Payments
The AZEK Group LLC is party to the Senior Secured Credit Facilities originally entered into on September 26, 2024. The obligations under the Senior Secured Credit Facilities are secured by substantially all of the present and future assets of the borrowers and guarantors, including equity interests of their domestic subsidiaries, subject to certain exceptions.
The obligations under the Senior Secured Credit Facilities are guaranteed by the Company and its wholly owned domestic subsidiaries other than certain immaterial subsidiaries and other excluded subsidiaries. The AZEK Group LLC is not permitted to make certain payments unless those payments are consistent with exceptions set forth in the agreements. These payments include repurchase of equity interests, fees associated with a public offering, income taxes due in other applicable payments. Further, the payments are only permitted if certain conditions are met related to availability and interest coverage as defined in the Senior Secured Credit Agreement and described in Note 8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual consolidated financial statements and related notes and our discussion and analysis of financial condition and results of operations, which were included in our 2024 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or the SEC, on November 20, 2024, or our 2024 Form 10-K, as well as Item 1. Financial Statements in this Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations, cash flows, expansion plans, capital investments, capacity targets and other strategic initiatives, are forward-looking statements. In some cases, forward looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” or the negative of these terms and similar expressions intended to identify forward-looking statements. In particular, statements about potential new products and product innovation, statements regarding the potential impact of climate change and extreme weather events or geopolitical conflicts, statements about the markets in which we operate and the economy more generally, including inflation and interest rates, growth of our various markets and growth in the use of engineered products as well as our ability to share in such growth, statements about our ability to source our raw materials in line with our expectations, future pricing for our products or our raw materials and our ability to successfully manage market and interest rate risks and control or reduce costs, statements with respect to our ability to meet future goals and targets, including our sustainability-related targets, goals and initiatives, statements about our material weaknesses and our plans to remediate such material weaknesses, statements about potential share repurchases, statements about our use of emerging technologies, including artificial intelligence, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in the Quarterly Report on Form 10-Q are forward-looking statements. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our 2024 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
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
We report our results in two segments: Residential and Commercial. In our Residential segment, our primary consumer brands, TimberTech and AZEK, are recognized by contractors and consumers for their premium aesthetics, uncompromising quality and performance, and diversity of style and design options. Our Commercial segment manufactures high-quality bathroom partitions and lockers and, prior to our divestiture of the Vycom business on November 1, 2023, also manufactured engineered sheet products. Over our history we have developed a reputation as a leading innovator in our markets by leveraging our differentiated manufacturing capabilities, material science expertise and product management proficiency to consistently introduce new products into the market. This long-standing commitment has enabled us to stay at the forefront of evolving industry trends and consumer demands, which in turn has allowed us to become a leader across our core product categories.

Recent Divestiture
On November 1, 2023, we completed the sale of the Vycom business within the Commercial segment for net proceeds of approximately $131.8 million. The divestiture allowed us to focus on the highest value portions of our business and provided additional cash to finance our capital allocation priorities. As a result of the divestiture, we recognized a pre-tax gain on sale of $37.7 million during the year ended September 30, 2024.

Results of Operations
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
The following table summarizes certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31,		$ Variance	% Variance
(U.S. dollars in thousands)	2024	2023
Net sales	$285,429	$240,444	$44,985	18.7%
Cost of sales	181,878	149,794	32,084	21.4%
Gross profit	103,551	90,650	12,901	14.2%
Selling, general and administrative expenses	74,887	77,246	(2,359)	(3.1)%
Loss on disposal of property, plant and equipment	1,414	2,185	(771)	(35.3)%
Operating income	27,250	11,219	16,031	142.9%
Interest expense, net	7,663	7,910	(247)	(3.1)%
Gain on sale of business	—	(38,515)	38,515	N/M%
Income tax expense	1,463	16,676	(15,213)	(91.2)%
Net income	$18,124	$25,148	$(7,024)	(27.9)%
“N/M” indicates the variance as a percentage is not meaningful.
Net Sales
Net sales for the three months ended December 31, 2024 increased by $45.0 million, or 18.7%, to $285.4 million from $240.4 million for the three months ended December 31, 2023. The increase was primarily due to higher sales volume in our Residential segment attributable to strong consumer demand and new stocking locations, partially offset by the sale of the Vycom business and weaker end market demand in our Commercial segment. Net sales for the three months ended December 31, 2024 increased for our Residential segment by 22.0% and decreased for our Commercial segment by 23.0%, respectively, as compared to the prior year period.
Cost of Sales
Cost of sales for the three months ended December 31, 2024 increased by $32.1 million, or 21.4%, to $181.9 million from $149.8 million for the three months ended December 31, 2023, primarily due to higher sales volume, increased freight costs and lower plant utilization.
Gross Profit
Gross profit for the three months ended December 31, 2024 increased by $12.9 million, or 14.2%, to $103.6 million from $90.7 million for the three months ended December 31, 2023. The increase in gross profit was primarily driven by higher net sales, partially offset by increased freight costs and lower plant utilization. Gross profit as a percent of net sales decreased to 36.3% for the three months ended December 31, 2024 compared to 37.7% for the three months ended December 31, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $2.4 million, or 3.1%, to $74.9 million, or 26.2% of net sales, for the three months ended December 31, 2024 from $77.2 million, or 32.1% of net sales, for the three months ended December 31, 2023. The decrease was primarily due to lower marketing and stock-based compensation expense, partially offset by higher personnel costs.
Loss on Disposal of Property, Plant and Equipment
Loss on disposal of property, plant and equipment decreased by $0.8 million to $1.4 million in the three months ended December 31, 2024 compared to $2.2 million in the three months ended December 31, 2023, primarily due to the removal of dispensable equipment resulting from a modification of our manufacturing process in the three months ended December 31, 2023 as compared to the disposition of property, plant and equipment in the normal course of business during the three months ended December 31, 2024.
Interest Expense, net
Interest expense, net decreased by $0.2 million, or 3.1%, to $7.7 million for the three months ended December 31, 2024 from $7.9 million for the three months ended December 31, 2023. Interest expense, net decreased due to lower principal balance outstanding and average interest rate, partially offset by lower interest income and capitalized interest during the three months ended December 31, 2024, when compared to the three months ended December 31, 2023.

Gain On Sale Of Business
Gain on sale of business was $38.5 million during the three months ended December 31, 2023, which related to the divestiture of the Vycom business within the Commercial segment.
Income Tax Expense
Income tax expense decreased by $15.2 million to $1.5 million for the three months ended December 31, 2024 compared to $16.7 million for the three months ended December 31, 2023. The decrease in our income tax expense was primarily driven by tax benefits related to stock-based compensation and the removal of the tax effects related to the sale of the Vycom business.
Net Income
Net income decreased by $7.0 million to $18.1 million for the three months ended December 31, 2024 compared to $25.1 million for the three months ended December 31, 2023, reflecting the impact from the Vycom divestiture gain on sale and due to the factors described above.
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
Residential
The following table summarizes certain financial information relating to the Residential segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31,
(U.S. dollars in thousands)	2024	2023	$ Variance	% Variance
Net sales	$271,999	$223,000	$48,999	22.0%
Segment Adjusted EBITDA	64,380	51,979	12,401	23.9%
Segment Adjusted EBITDA Margin	23.7%	23.3%	N/A	N/A
Net Sales
Net sales for the three months ended December 31, 2024 increased by $49.0 million, or 22.0%, to $272.0 million from $223.0 million for the three months ended December 31, 2023. The increase was attributable to higher net sales related to our Deck, Rail & Accessories and our Exteriors businesses.
Segment Adjusted EBITDA
Segment Adjusted EBITDA for the three months ended December 31, 2024 increased by $12.4 million, or 23.9%, to $64.4 million from $52.0 million for the three months ended December 31, 2023. The increase was mainly driven by higher net sales and lower marketing and selling expenses.

Commercial
The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31,
(U.S. dollars in thousands)	2024	2023	$ Variance	% Variance
Net sales	$13,430	$17,444	$(4,014)	(23.0)%
Segment Adjusted EBITDA	1,488	2,905	(1,417)	(48.8)%
Segment Adjusted EBITDA Margin	11.1%	16.7%	N/A	N/A
Net Sales
Net sales for the three months ended December 31, 2024 decreased by $4.0 million, or 23.0%, to $13.4 million from $17.4 million for the three months ended December 31, 2023, primarily due to the sale of the Vycom business and weaker demand in our Scranton Products business. Vycom net sales were $3.3 million for the three months ended December 31, 2023 (prior to its divestment on November 1, 2023).
Segment Adjusted EBITDA
Segment Adjusted EBITDA of the Commercial segment was $1.5 million for the three months ended December 31, 2024, compared to $2.9 million for the three months ended December 31, 2023. The decrease was primarily driven by lower net sales due to the sale of the Vycom business, weaker demand and higher purchased material costs.
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

	Three Months Ended December 31,
(U.S. dollars in thousands, except per share amounts)	2024	2023
GAAP Financial Measures:
Gross Profit	$103,551	$90,650
Gross Profit Margin	36.3%	37.7%
Net Income	$18,124	$25,148
Net Income Per Common Share - Diluted	$0.12	$0.17
Net Profit Margin	6.3%	10.5%
Net Cash Provided By (Used In) Operating Activities	$13,565	$(16,288)
Net Cash Provided By (Used In) Investing Activities	$(32,342)	$115,530
Net Cash Provided By (Used In) Financing Activities	$2,886	$(102,797)

	Three Months Ended December 31,
(U.S. dollars in thousands, except per share amounts)	2024	2023
Non-GAAP Financial Measures:
Adjusted Gross Profit	$106,683	$94,519
Adjusted Gross Profit Margin	37.4%	39.3%
Adjusted Net Income	$25,096	$15,031
Adjusted Diluted EPS	$0.17	$0.10
Adjusted EBITDA	$65,868	$54,884
Adjusted EBITDA Margin	23.1%	22.8%
Free Cash Flow	$(8,031)	$(33,969)
Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow
We define Adjusted Gross Profit as gross profit before amortization, acquisition costs and certain other costs. Adjusted Gross Profit Margin is equal to Adjusted Gross Profit divided by net sales. We define Adjusted Net Income as net income (loss) before amortization, stock-based compensation costs, acquisition and divestiture costs, initial public offering and secondary offering costs, capital structure transaction costs and certain other items of expense and income as described below. We define Adjusted Diluted EPS as Adjusted Net Income divided by weighted average common shares outstanding—diluted, to reflect the conversion or exercise, as applicable, of all outstanding shares of restricted stock awards, restricted stock units and options to purchase shares of our common stock. We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax (benefit) expense and depreciation and amortization and by adding to or subtracting therefrom items of expense and income as described below. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by net sales. We believe Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that can vary from company to company depending on, among other things, its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. For example, we add back amortization and certain stock-based compensation costs when calculating Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Net Income and Adjusted Diluted EPS because we do not consider them indicative of our core operating performance. We believe their exclusion, and the exclusion of certain other expenses as described herein, facilitates comparisons of our operating performance on a period-to-period basis. Therefore, we believe that showing gross profit and net income, as adjusted to remove the impact of these expenses, is helpful to investors in assessing our gross profit and net income performance in a way that is similar to the way management assesses our performance. Additionally, EBITDA and EBITDA margin are common measures of operating performance in our industry, and we believe they facilitate operating comparisons. Our management also uses Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.
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
The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:
Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands)	2024	2023
Gross Profit	$103,551	$90,650
Amortization	3,132	3,869
Adjusted Gross Profit	$106,683	$94,519

	Three Months Ended December 31,
	2024	2023
Gross Margin	36.3%	37.7%
Amortization	1.1%	1.6%
Adjusted Gross Profit Margin	37.4%	39.3%

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands, except per share amounts)	2024	2023
Net Income	$18,124	$25,148
Amortization	8,723	10,164
Stock-based compensation costs(1)	90	2,925
Acquisition and divestiture costs(2)	149	492
Gain on sale of business(3)	—	(38,515)
Other costs(4)	524	2,768
Tax impact of adjustments(5)	(2,514)	12,049
Adjusted Net Income	$25,096	$15,031

	Three Months Ended December 31,
	2024	2023
Net Income	$0.12	$0.17
Amortization	0.07	0.07
Stock-based compensation costs	—	0.02
Acquisition and divestiture costs	—	—
Gain on sale of business	—	(0.26)
Other costs	—	0.02
Tax impact of adjustments	(0.02)	0.08
Adjusted Diluted EPS(6)	$0.17	$0.10
_______________________________________________________
(1)Stock-based compensation costs reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.
(2)Acquisition and divestiture costs reflect costs related to acquisitions of $0.1 million in the three months ended December 31, 2024, and costs related to divestitures of $0.5 million in the three months ended December 31, 2023.
(3)Gain on sale of business relates to the sale of the Vycom business.
(4)Other costs include costs related to the restatement of our consolidated financial statements and condensed consolidated interim financial information for each of the quarters within fiscal years ended September 30, 2023 and 2022, and for the fiscal quarter ended December 31, 2023, or the Restatement, of $0.2 million in the three months ended December 31, 2024, costs related to the removal of dispensable equipment resulting from a modification of our manufacturing process of $2.4 million in the three months ended December 31, 2023, reduction in workforce costs of $0.3 million in the three months ended December 31, 2023, costs for legal expenses of $0.1 million in the three months ended December 31, 2023, and other costs of $0.3 million for the three months ended December 31, 2024.
(5)Tax impact of adjustments, except for gain on sale of business, are based on applying a combined U.S. federal and state statutory tax rate of 26.5% for the three months ended December 31, 2024 and 2023, respectively. Tax impact of adjustment for gain on sale of business is based on applying a combined U.S. federal and state statutory tax rate of 42.1% for the three months ended December 31, 2023.
(6)Weighted average common shares outstanding used in computing diluted net income per common share of 145,380,814 and 148,876,282 for the three months ended December 31, 2024 and 2023, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands)	2024	2023
Net Income	$18,124	$25,148
Interest expense, net	7,663	7,910
Depreciation and amortization	33,055	31,937
Income tax expense	1,463	16,676
Stock-based compensation costs	4,890	8,468
Acquisition and divestiture costs(1)	149	492
Gain on sale of business(2)	—	(38,515)
Other costs(3)	524	2,768
Total adjustments	47,744	29,736
Adjusted EBITDA	$65,868	$54,884

	Three Months Ended December 31,
	2024	2023
Net Profit Margin	6.3%	10.5%
Interest expense, net	2.7%	3.3%
Depreciation and amortization	11.6%	13.2%
Income tax expense	0.5%	6.9%
Stock-based compensation costs	1.7%	3.5%
Acquisition and divestiture costs	0.1%	0.2%
Gain on sale of business	—%	(16.0)%
Other costs	0.2%	1.2%
Total adjustments	16.8%	12.3%
Adjusted EBITDA Margin	23.1%	22.8%
_______________________________________________________
(1)Acquisition and divestiture costs reflect costs related to acquisitions of $0.1 million in the three months ended December 31, 2024, and costs related to divestitures of $0.5 million in the three months ended December 31, 2023.
(2)Gain on sale of business relates to the sale of the Vycom business.
(3)Other costs include costs related to the Restatement of $0.2 million in the three months ended December 31, 2024, costs related to the removal of dispensable equipment resulting from a modification of our manufacturing process of $2.4 million in the three months ended December 31, 2023, reduction in workforce costs of $0.3 million in the three months ended December 31, 2023, costs for legal expenses of $0.1 million in the three months ended December 31, 2023, and other costs of $0.3 million for the three months ended December 31, 2024.
Free Cash Flow Reconciliation

	Three Months Ended December 31,
(U.S. dollars in thousands)	2024	2023
Net cash provided by (used in) operating activities	$13,565	$(16,288)
Less: Purchases of property, plant and equipment	(21,596)	(17,681)
Free Cash Flow	$(8,031)	$(33,969)
Net cash provided by (used in) investing activities	$(32,342)	$115,530
Net cash provided by (used in) financing activities	$2,886	$(102,797)

Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs are to fund operations, working capital, capital expenditures, debt service, share repurchases and any acquisitions we may undertake. As of December 31, 2024, we had cash and cash equivalents of $148.1 million and total indebtedness of $438.9 million. The AZEK Group LLC (f/k/a CPG International LLC), our direct, wholly owned subsidiary, had approximately $372.7 million available under our 2024 Revolving Credit Facility for future borrowings as of December 31, 2024.
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
On September 26, 2024, our subsidiary, The AZEK Group LLC, Wells Fargo Bank, National Association, as administrative agent and collateral agent, or the Revolver Administrative Agent, and the lenders party thereto entered into the 2024 Revolving Credit Facility. The 2024 Revolving Credit Facility provides for maximum aggregate borrowings of up to $375.0 million, subject to our Total Net Leverage Ratio remaining below 4.00:1.00 and our Interest Coverage Ratio (as defined in the Senior Secured Credit Agreement) remaining above 3.00:1.00. As of December 31, 2024 and September 30, 2024, The AZEK Group LLC had no outstanding borrowings under the Revolving Credit Facility and had $2.3 million and $2.2 million of outstanding letters of credit held against the Revolving Credit Facility, respectively. As of December 31, 2024 and September 30, 2024, The AZEK Group LLC had approximately $372.7 million and $372.8 million available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $148.1 million and $164.0 million, respectively.
Cash Uses
Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, share repurchases, and, if market conditions warrant, making selected acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.
The table below details the total operating, investing and financing activity cash flows for the three months ended December 31, 2024 and 2023.

Cash Flows

	Three Months Ended December 31,		$ Variance	% Variance
(U.S. dollars in thousands)	2024	2023
Net cash provided by (used in) operating activities	$13,565	$(16,288)	$29,853	183.3%
Net cash provided by (used in) investing activities	(32,342)	115,530	(147,872)	(128.0)%
Net cash provided by (used in) financing activities	2,886	(102,797)	105,683	102.8%
Net increase in cash and cash equivalents	$(15,891)	$(3,555)	$(12,336)	(347.0)%
Operating Activities
Net cash provided by (used in) operating activities was $13.6 million and $(16.3) million for the three months ended December 31, 2024 and 2023, respectively. The $29.9 million increase in cash provided by operating activities is primarily related to a slower inventory build and increased profitability due to higher net sales, excluding the gain on sale of business in the three months ended December 31, 2023.
Investing Activities
Net cash provided by (used in) investing activities was $(32.3) million and $115.5 million for the three months ended December 31, 2024 and 2023, respectively. Net cash provided by (used in) investing activities for the three months ended December 31, 2024 primarily consisted of $(21.6) million for purchases of property, plant and equipment in the normal course of business and $(11.0) million for completed acquisitions, while net cash provided by (used in) investing activities for the three months ended December 31, 2023, consisted of $(17.7) million for purchases of property, plant and equipment in the normal course of business and $133.1 million net proceeds from the sale of the Vycom business.
Financing Activities
Net cash provided by (used in) financing activities was $2.9 million and $(102.8) million for the three months ended December 31, 2024 and 2023, respectively. Net cash provided by financing activities for the three months ended December 31, 2024 primarily consisted of $(1.1) million of debt principal payments, $(1.9) million of excise tax payments for share repurchase, $(4.9) million of cash paid for shares withheld for taxes, partially offset by $11.7 million of exercise of vested stock options, while net cash used in financing activities for the three months ended December 31, 2023 primarily consisted of $(100.0) million of treasury stock repurchases and $(1.5) million of debt principal payments.
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
The table below summarizes our repurchases of our Class A common stock during the three months ended December 31, 2024 and 2023 (in thousands, except per share amount):

	Three Months Ended December 31,
	2024	2023
Total number of shares repurchased	159	2,292
Reacquisition cost(1), (2), (3)	$85	$100,800
Average price per share	$53.87	$35.26
(1)On August 13, 2024, we entered into a $50 million accelerated share repurchase agreement, or the "August 2024 ASR", with JPMorgan Chase Bank, or JPMorgan. JPMorgan delivered approximately 1 million initial shares to us on August 14, 2024, based on the closing price of our Class A common stock of $40.00 on August 13, 2024. The total value of the initial shares represents 80% of the August 2024 ASR. JPMorgan terminated the August 2024 ASR on November 25, 2024 and delivered 159,447 additional shares to us on November 26, 2024 upon final settlement for no additional consideration. The average purchase price per share for shares purchased by us pursuant to the August 2024 ASR was $43.12.
(2)On December 4, 2023, we entered into a $100 million accelerated share repurchase agreement, or the “December 2023 ASR” with Goldman Sachs & Co. LLC, or “Goldman Sachs”. Goldman Sachs delivered 2,291,607 initial shares to us on

December 6, 2023, based on the closing price of our Class A common stock of $34.91 on December 4, 2023. The total value of the initial shares represents 80% of the December 2023 ASR. Goldman Sachs terminated the December 2023 ASR on February 5, 2024 and delivered 434,100 additional shares of Class A common stock to us on February 7, 2024 upon final settlement for no additional consideration. The average purchase price per share for shares purchased by us pursuant to the December 2023 ASR was $36.69.
(3)We recognized $0.1 million and $0.8 million excise tax as reacquisition cost of share repurchases for the three months ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, we had approximately $557.0 million available for repurchases under the Share Repurchase Program.
See Note 13 in the Notes to Condensed Consolidated Financial Statements for additional information.
Availability under our Senior Secured Credit Facilities
On September 26, 2024, The AZEK Group LLC entered into the Senior Secured Credit Agreement, a new $815.0 million senior credit agreement, consisting of the $440.0 million 2024 Term Loan Facility and the $375.0 million 2024 Revolving Credit Facility.
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
All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by (i) The AZEK Company Inc., (ii) The AZEK Group LLC, or the Borrower, and (iii) the wholly owned domestic subsidiaries of the Borrower, or the Guarantors. All future wholly-owned domestic subsidiaries of the Borrower will be required to guarantee the Senior Secured Credit Facilities, except to the extent such subsidiary is an immaterial subsidiary or an excluded subsidiary. The Senior Secured Credit Facilities are secured by a first priority security interest in the membership interests of the Borrower and substantially all of the present and future assets of the Borrower and the Guarantors named therein, including equity interests of their domestic subsidiaries, subject to certain exceptions.
The interest rate applicable to loans under the 2024 Term Loan Facility equals (i) in the case of alternative base rate borrowings, the highest of (a) the Federal Funds Rate (as defined in the Senior Secured Credit Agreement) plus ½ of 1.00%, (b) the Prime Rate (as defined in the Senior Secured Credit Agreement) and (c) the one-month Term SOFR (as defined in the Senior Secured Credit Agreement) plus 1.00% per annum, provided that, in no event will the alternative base rate be less than 1.50% per annum, plus an applicable margin of 1.00% and (ii) in the case of SOFR borrowings, Term SOFR for the applicable interest period, provided that, in no event will Term SOFR be less than 0.50%, plus an applicable margin of 2.00%.
The interest rate applicable to loans under the 2024 Revolving Credit Facility equals (i) in the case of alternative base rate borrowings, the highest of (a) the Federal Funds Rate plus ½ of 1.00%, (b) the Prime Rate and (c) the one-month Term SOFR plus 1.00% per annum, provided that, in no event will the alternative base rate be less than 1.00% per annum, plus an applicable margin between 0.50% and 1.25%, depending on our first lien net leverage ratio and (ii) in the case of SOFR borrowings, Term SOFR for the applicable interest period, provided that, in no event will Term SOFR be less than 0.00%, plus an applicable margin between 1.50% and 2.25%, depending on the first lien net leverage ratio.
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

Restrictions on Dividends
The Senior Secured Credit Facilities each restrict payments of dividends unless certain conditions, as provided in the Senior Secured Credit Agreement are met.
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
There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our 2024 Form 10-K, except as updated in Note 1 of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires all public entities that are subject to segment reporting requirements to disclose additional information, including significant segment expenses and other segment items on an annual and interim basis. It also requires the disclosure of the title and the position of the chief operating decision maker and how the reported measures are used for making business decisions. This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We intend to adopt the updated standard for the annual reporting period beginning October 1, 2024. We do not expect the adoption of this standard will have a material impact on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard expands the disclosure requirements primarily on the rate reconciliation and income tax paid. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. We intend to adopt the updated standard for the annual reporting period beginning October 1, 2025. We do not expect the adoption of this standard will have a material impact on our disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires all public companies to disclose more detailed information about certain costs and expenses in the notes to the financial statements at interim and annual reporting periods. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. We intend to adopt the updated standard for the annual reporting period beginning October 1, 2027. We are currently evaluating the impact the adoption of this standard will have on our disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the 2024 Revolving Credit Facility. As of December 31, 2024 and September 30, 2024, we had $438.9 million and $440.0 million outstanding under the Term Loan Agreement, respectively, and no outstanding amounts under the Revolving Credit Facility, respectively. The Term Loan Agreement and Revolving Credit Facility bear interest at variable rates. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities, after giving effect to related derivatives, as of December 31, 2024 and 2023, would have increased or decreased annual cash interest by approximately $1.4 million and $2.9 million, respectively.
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
Credit Risk
As of December 31, 2024 and September 30, 2024, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weaknesses in our internal control over financial reporting described in Part II, Item 9A of our 2024 Form 10-K.
Management’s Plan to Remediate the Material Weaknesses
As it relates to the material weaknesses that exist as of December 31, 2024, we are in the process of implementing our remediation plans and have been taking the following steps to address the root cause of the material weaknesses described above:
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our 2024 Form 10-K. You should carefully consider the risk factors in our 2024 Form 10-K and our other filings made with the SEC. You should be aware that such risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information with respect to our purchases of our Class A common stock during the three months ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1), (2), (3)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1), (2), (3)
October 1, 2024 – October 31, 2024	—	$—	—	$557,110,157
November 1, 2024 – November 30, 2024	159,447	53.87	159,447	557,025,108
December 1, 2024 – December 31, 2024	—	—	—	557,025,108
Total	159,447	$53.87	159,447
(1)On May 5, 2022, the Board of Directors authorized us to repurchase up to $400 million of our Class A common stock. On June 12, 2024, the Board of Directors authorized us to repurchase up to $600 million of our Class A common stock in addition to the then remaining approximately $76 million available pursuant to our prior authorization.
(2)On August 13, 2024, we entered into August 2024 ASR with JPMorgan. JPMorgan delivered approximately 1 million initial shares to us on August 14, 2024, based on the closing price of our Class A common stock of $40.00 on August 13, 2024. The total value of the initial shares represents 80% of the August 2024 ASR. JPMorgan terminated the August 2024 ASR on November 25, 2024 and delivered 159,447 additional shares to us on November 26, 2024 upon final settlement for no additional consideration. The average purchase price per share for shares purchased by us pursuant to the August 2024 ASR was $43.12.
(3)We recognized $0.1 million excise tax as reacquisition cost of share repurchases for the three months ended December 31, 2024.
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

10.1*
First Amendment, dated November 26, 2024, to Guarantee and Collateral Agreement, dated as of September 26, 2024, by and among The AZEK Company Inc., The AZEK Group LLC, each of the Subsidiaries identified therein and Wells Fargo Bank, National Association, as administrative agent and collateral agent

10.2†	The AZEK Company Inc. Executive Severance Plan	8-K	10.1	12/19/2024	001-39322

10.3†	Jesse Singh Executive Severance Plan Participation Agreement	8-K	10.2	12/19/2024	001-39322

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith.
+Furnished herewith. This certification is deemed furnished and not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
† Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The AZEK Company Inc.

Date: February 5, 2025	By:	/s/ Ryan Lada
Ryan Lada Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)