Form 10-Q
period 2025-03-31
AZEK Co Inc.
filed 2025-05-07
CIK 1782754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, the registrant had 143,854,293 shares of Class A Common Stock, $0.001 par value per share, and no shares of Class B Common Stock, $0.001 par value per share, outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
The AZEK Company Inc.
Condensed Consolidated Balance Sheets
(In thousands of U.S. dollars, except for share and per share amounts)
(Unaudited)

in thousands	March 31, 2025	September 30, 2024
ASSETS:
Current assets:
Cash and cash equivalents	$146,719	$164,025
Trade receivables, net of allowances	136,905	49,922
Inventories	224,052	223,682
Prepaid expenses	15,154	9,876
Other current assets	37,735	23,872
Total current assets	560,565	471,377
Property, plant and equipment - net	488,604	462,201
Goodwill	974,385	967,816
Intangible assets - net	138,028	154,518
Other assets	137,671	111,799
Total assets	$2,299,253	$2,167,711
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$60,780	$57,909
Accrued rebates	81,951	68,211
Current portion of long-term debt obligations	4,400	3,300
Accrued expenses and other liabilities	81,341	87,618
Total current liabilities	228,472	217,038
Deferred income taxes	39,980	42,342
Long-term debt—less current portion	427,970	429,668
Other non-current liabilities	148,658	121,798
Total liabilities	845,080	810,846
Commitments and contingencies (See Note 17)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at March 31, 2025 and September 30, 2024, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 158,145,086 shares issued at March 31, 2025 and 157,148,821 shares issued at September 30, 2024, respectively	158	157
Class B common stock, $0.001 par value; 100,000,000 shares authorized and no shares issued or outstanding at March 31, 2025 and at September 30, 2024, respectively	—	—
Additional paid‑in capital	1,726,324	1,694,066
Retained earnings (accumulated deficit)	161,411	89,002
Accumulated other comprehensive income (loss)	(452)	(1,682)
Treasury stock, at cost, 14,294,005 and 14,134,558 shares at March 31, 2025 and September 30, 2024, respectively	(433,268)	(424,678)
Total stockholders' equity	1,454,173	1,356,865
Total liabilities and stockholders' equity	$2,299,253	$2,167,711
See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands of U.S. dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2025	2024	2025	2024
Net sales	$452,231	$418,408	$737,660	$658,852
Cost of sales	284,538	261,335	466,416	411,129
Gross profit	167,693	157,073	271,244	247,723
Selling, general and administrative expenses	88,267	83,198	163,154	160,444
Loss (gain) on disposal of property, plant and equipment	32	(87)	1,446	2,098
Operating income	79,394	73,962	106,644	85,181
Other income and expenses:
Interest expense, net	7,353	8,680	15,016	16,590
Loss (gain) on sale of business	—	215	—	(38,300)
Total other (income) and expenses	7,353	8,895	15,016	(21,710)
Income before income taxes	72,041	65,067	91,628	106,891
Income tax expense	17,756	15,309	19,219	31,985
Net income	$54,285	$49,758	$72,409	$74,906
Other comprehensive income (loss):
Unrealized gain (loss) due to change in fair value of derivatives, net of tax	$114	$1,908	$1,230	$(1,187)
Total other comprehensive income (loss)	114	1,908	1,230	(1,187)
Comprehensive income	$54,399	$51,666	$73,639	$73,719

Net income per common share:
Basic	$0.38	$0.34	$0.50	$0.51
Diluted	0.37	0.34	0.50	0.51

Weighted-average common shares outstanding:
Basic	143,845,665	145,710,663	143,599,531	146,516,971
Diluted	145,538,217	147,738,277	145,495,733	148,231,866
See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands of U.S. dollars, except for share amounts)
(Unaudited)

	Common Stock				Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – December 31, 2024	157,849,527	$158	—	$—	14,294,005	$(433,268)	$1,714,191	$107,126	$(566)	$1,387,641
Net income	—	—	—	—	—	—	—	54,285	—	54,285
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	114	114
Stock-based compensation	—	—	—	—	—	—	4,716	—	—	4,716
Exercise of vested stock options	266,303	—	—	—	—	—	7,900	—	—	7,900
Issuance of common stock under employee stock plan, net of shares withheld for taxes	29,256	—	—	—	—	—	(483)	—	—	(483)
Treasury stock purchases	—	—	—	—	—	—	—	—	—	—
Balance – March 31, 2025	158,145,086	158	—	—	14,294,005	(433,268)	1,726,324	161,411	(452)	1,454,173

Balance – September 30, 2024	157,148,821	$157	—	$—	14,134,558	$(424,678)	$1,694,066	$89,002	$(1,682)	$1,356,865
Net income	—	—	—	—	—	—	—	72,409	—	72,409
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,230	1,230
Stock-based compensation	—	—	—	—	—	—	9,606	—	—	9,606
Exercise of vested stock options	769,358	1	—	—	—	—	19,572	—	—	19,573
Issuance of common stock under employee stock plan, net of shares withheld for taxes	226,907	—	—	—	—	—	(5,424)	—	—	(5,424)
Treasury stock purchases	—	—	—	—	159,447	(8,590)	8,504	—	—	(86)
Balance – March 31, 2025	158,145,086	158	—	—	14,294,005	(433,268)	1,726,324	161,411	(452)	1,454,173

	Common Stock				Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – December 31, 2023	156,341,203	$156	—	$—	10,560,030	$(270,466)	$1,650,160	$(39,229)	$(1,217)	$1,339,404
Net income	—	—	—	—	—	—	—	49,758	—	49,758
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,908	1,908
Stock-based compensation	—	—	—	—	—	—	6,264	—	—	6,264
Exercise of vested stock options	632,215	1	—	—	—	—	15,390	—	—	15,391
Issuance of common stock under employee stock plan, net of shares withheld for taxes	37,259	—	—	—	—	—	(379)	—	—	(379)
Treasury stock purchases	—	—	—	—	960,818	(42,584)	17,169	—	—	(25,415)
Balance – March 31, 2024	157,010,677	157	—	—	11,520,848	(313,050)	1,688,604	10,529	691	1,386,931

Balance – September 30, 2023	155,967,736	$156	100	$—	8,268,423	$(189,666)	$1,662,322	$(64,377)	$1,878	$1,410,313
Net income	—	—	—	—	—	—	—	74,906	—	74,906
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,187)	(1,187)
Stock-based compensation	—	—	—	—	—	—	14,686	—	—	14,686
Exercise of vested stock options	769,100	1	—	—	—	—	18,628	—	—	18,629
Issuance of common stock under employee stock plan, net of shares withheld for taxes	273,741	—	—	—	—	—	(4,201)	—	—	(4,201)
Conversion of Class B common stock into Class A common stock	100	—	(100)	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	3,252,425	(123,384)	(2,831)	—	—	(126,215)
Balance – March 31, 2024	157,010,677	157	—	—	11,520,848	(313,050)	1,688,604	10,529	691	1,386,931
See Notes to Condensed Consolidated Financial Statements (Unaudited).

The AZEK Company Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)
(Unaudited)

	Six Months Ended March 31,
	2025	2024
Operating activities:
Net income	$72,409	$74,906
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation	49,198	44,105
Amortization of intangibles	17,290	20,036
Non-cash interest expense	812	824
Non-cash lease expense	29	(84)
Deferred income tax benefit	(2,767)	(9,717)
Non-cash compensation expense	9,606	14,686
Loss on disposition of property, plant and equipment	1,446	2,098
Gain on sale of business	—	(38,300)
Changes in certain assets and liabilities:
Trade receivables	(86,089)	(80,829)
Inventories	1,500	(39,771)
Prepaid expenses and other currents assets	(19,562)	(9,334)
Accounts payable	6,264	(1,866)
Accrued expenses and interest	9,252	(6,283)
Other assets and liabilities	1,231	(1,565)
Net cash provided by (used in) operating activities	60,619	(31,094)
Investing activities:
Purchases of property, plant and equipment	(67,997)	(36,879)
Proceeds from disposition of fixed assets	285	263
Divestiture, net of cash disposed	—	131,783
Acquisitions, net of cash acquired	(18,150)	—
Net cash provided by (used in) investing activities	(85,862)	95,167
Financing activities:
Payments on 2024 Term Loan Facility	(1,100)	—
Payments on Term Loan Agreement	—	(3,000)
Principal payments of finance lease obligations	(1,704)	(1,421)
Exercise of vested stock options	19,572	18,628
Cash paid for shares withheld for taxes	(5,424)	(4,201)
Purchases of treasury stock	—	(124,994)
Excise taxes for share repurchase	(3,407)	—
Net cash provided by (used in) financing activities	7,937	(114,988)
Net decrease in cash and cash equivalents	(17,306)	(50,915)
Cash and cash equivalents – Beginning of period	164,025	278,314
Cash and cash equivalents – End of period	$146,719	$227,399
Supplemental cash flow disclosure:
Cash paid for interest, net of amounts capitalized	$17,480	$23,455
Cash paid for income taxes, net	36,538	47,020
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable at end of period	$7,633	$4,704
Right-of-use operating and finance lease assets obtained in exchange for lease liabilities	31,860	2,654
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
Proposed Merger with James Hardie Industries plc
On March 23, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with James Hardie Industries plc, an Irish public limited company (“James Hardie”), and Juno Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of James Hardie (“Merger Sub”). The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”) with the Company surviving the Merger as an indirect wholly owned subsidiary of James Hardie.
On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Class A common stock, par value $0.001 per share, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than any shares of Company Common Stock held by the Company as treasury stock, directly by James Hardie or Merger Sub or by any dissenting stockholder) will be canceled and converted into the right to receive $26.45 in cash, without interest, from James Hardie and 1.0340 ordinary shares of James Hardie, par value EUR 0.59 per share, (“James Hardie ordinary shares”), as well as cash in lieu of fractional shares. Upon completion of the transaction, former holders of Company Common Stock are expected to own approximately 26% of the combined company and the Company’s current credit facilities are expected to be paid off. See Note 8 for more information about the Company’s current credit facilities.
The boards of directors of the Company and James Hardie have each unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger. The transaction, which is currently expected to close in the second half of calendar year 2025, is subject to the approval of the Company’s stockholders, the required regulatory approval and other customary closing conditions.
In the three and six months ended March 31, 2025, the Company recognized $5.0 million in costs related to the proposed Merger with James Hardie in "Selling, general and administrative expenses" within the Condensed Consolidated Statements of Comprehensive Income (Loss).
b.Summary of Significant Accounting Policies
Basis of Presentation
The Company operates on a fiscal year ending September 30. The accompanying unaudited Condensed Consolidated Financial Statements and notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, its results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended March 31, 2025 and the cash flows for the six months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other period. The Company’s financial condition and results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from geopolitical conflicts, global health pandemics and other factors beyond the Company’s control. Management cannot predict the degree to, or the period over, which the Company may be affected by such factors.
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
Research and Development Costs
Research and development costs primarily relate to new product development, product claims support and manufacturing process improvements. Such costs are expensed as incurred and are included in “Selling, general and administrative expenses” within the Condensed Consolidated Statements of Comprehensive Income (Loss). Total research and development expenses were $4.0 million and $3.7 million, respectively, for the three months ended March 31, 2025 and 2024, and $8.1 million and $6.8 million, respectively, for the six months ended March 31, 2025 and 2024.
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
The Company also engages in customer rebates, which are recorded in “Net sales” in the Condensed Consolidated Statements of Comprehensive Income (Loss) and in “Accrued rebates” and “Trade receivables” in the Condensed Consolidated Balance Sheets. The Company recorded accrued rebates of $82.0 million and $46.4 million as of March 31, 2025 and 2024, respectively, and contra trade receivables of $19.4 million and $8.6 million as of March 31, 2025 and 2024, respectively. The rebate activity was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Beginning balance	$79,664	$72,393	$74,796	$66,958
Rebate expense	44,618	35,930	65,337	58,168
Rebate payments	(22,884)	(53,328)	(38,735)	(70,131)
Ending balance	$101,398	$54,995	$101,398	$54,995
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
4. INVENTORIES
Inventories are valued at the lower of cost or net realizable value, and are reduced for slow-moving and obsolete inventory. The inventories cost is recorded at standard cost, which approximates actual cost, on a first-in first-out (“FIFO”) basis. Inventories consisted of the following (in thousands):

in thousands	March 31, 2025	September 30, 2024
Raw materials	$51,104	$52,370
Work in process	26,634	25,650
Finished goods	146,314	145,662
Total inventories	$224,052	$223,682
5. PROPERTY, PLANT AND EQUIPMENT—NET
Property, plant and equipment – net consisted of the following (in thousands):

	March 31, 2025	September 30, 2024
Land	$5,560	$3,209
Buildings and improvements	153,429	115,828
Manufacturing equipment	700,616	668,044
Computer equipment	37,617	34,535
Furniture and fixtures	7,603	7,996
Vehicles	2,424	2,375
Total property, plant and equipment	907,249	831,987
Construction in progress	54,484	59,006
	961,733	890,993
Accumulated depreciation	(473,129)	(428,792)
Total property, plant and equipment – net	$488,604	$462,201
Depreciation expense was approximately $23.0 million and $21.0 million in the three months ended March 31, 2025 and 2024, respectively, and $45.6 million and $41.5 million in the six months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, $0.3 million and $0.8 million of interest was capitalized, respectively, and during the six months ended March 31, 2025 and 2024, $0.5 million and $1.9 million of interest was capitalized, respectively.

6. GOODWILL AND INTANGIBLE ASSETS—NET
Goodwill
Goodwill consisted of the following (in thousands):

	Residential	Commercial	Total
Goodwill before impairment as of September 30, 2024	$953,882	$13,934	$967,816
Accumulated impairment losses as of September 30, 2024	—	—	—
Goodwill, net as of September 30, 2024	$953,882	$13,934	$967,816
Acquisition	$6,569	$—	$6,569
Goodwill before impairment as of March 31, 2025	$960,451	$13,934	$974,385
Accumulated impairment losses as of March 31, 2025	—	—	—
Goodwill, net as of March 31, 2025	$960,451	$13,934	$974,385
During the six months ended March 31, 2025, the Company acquired one business for $11.3 million, which consisted of $11.0 million cash and $0.3 million contingent consideration and another business for $7.2 million. These businesses are included in our Residential segment and were deemed immaterial on an individual and combined basis.
Intangible assets, net
The Company did not have any indefinite lived intangible assets other than goodwill as of March 31, 2025 and September 30, 2024. Finite-lived intangible assets consisted of the following (in thousands):

		March 31, 2025
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Proprietary knowledge	10 — 15	$300,490	$(274,403)	$26,087
Trademarks	5 — 20	217,730	(172,217)	45,513
Customer relationships	12 — 19	157,252	(92,297)	64,955
Patents	9 — 10	8,500	(7,054)	1,446
Other intangibles	3 — 15	4,075	(4,048)	27
Total intangible assets		$688,047	$(550,019)	$138,028

		September 30, 2024
	Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Propriety knowledge	10 — 15	$300,490	$(268,358)	$32,132
Trademarks	5 — 20	217,730	(167,015)	50,715
Customer relationships	12 — 19	156,452	(86,600)	69,852
Patents	9 — 10	8,500	(6,715)	1,785
Other intangible assets	3 — 15	4,076	(4,042)	34
Total intangible assets		$687,248	$(532,730)	$154,518
Amortization expense was $8.6 million and $9.9 million in the three months ended March 31, 2025 and 2024, respectively, and $17.3 million and $20.0 million in the six months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the remaining weighted-average amortization period for acquired intangible assets was 10.3 years.

7. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS
Allowance for Doubtful Accounts
Allowance for doubtful accounts consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Beginning balance	$999	$1,308	$941	$1,773
Provision (release)	40	(60)	98	(493)
Divestiture	—	—	—	(32)
Ending balance	$1,039	$1,248	$1,039	$1,248
Accrued Expenses and Other Liabilities
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	September 30, 2024
Employee related liabilities	$35,557	$45,099
Marketing	6,168	3,465
Customer deposits	5,305	4,688
Warranty	5,182	4,311
Lease liability - operating	4,987	4,547
Lease liability - finance	4,173	3,639
Freight	3,898	2,209
Professional fees	3,058	4,674
Construction in progress	2,898	1,355
Utilities	2,619	2,810
Taxes	2,226	3,707
Commissions	1,192	1,171
Interest rate swaps	601	1,902
Other	3,477	4,041
Total accrued expenses and other current liabilities	$81,341	$87,618
8. DEBT
Debt consisted of the following (in thousands):

	March 31, 2025	September 30, 2024
2024 Term Loan Facility due September 26, 2031 — SOFR + 2.00% (6.32% at March 31, 2025 and 6.85% at September 30, 2024)	$438,900	$440,000
2024 Revolving Credit Facility through September 26, 2029 - SOFR + 1.0% + 0.5%	—	—
Total	438,900	440,000
Less unamortized deferred financing costs	(2,846)	(3,065)
Less unamortized original issue discount	(3,684)	(3,967)
Less current portion	(4,400)	(3,300)
Long-term debt—less current portion and unamortized deferred financing costs	$427,970	$429,668

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
A “commitment fee” accrued on any unused portion of the commitments under the Revolving Credit Facility during the preceding three calendar month period. The commitment fees were $0.1 million and $0.3 million under the Revolving Credit Facility for the three and six months ended March 31, 2024, respectively .
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
As of March 31, 2025 and September 30, 2024, The AZEK Group LLC had $438.9 million and $440.0 million outstanding under the 2024 Term Loan Facility.

The AZEK Group LLC had no outstanding borrowings under the 2024 Revolving Credit Facility as of March 31, 2025 and September 30, 2024, respectively. In addition, The AZEK Group LLC had $2.3 million and $2.2 million of outstanding letters of credit held against the 2024 Revolving Credit Facility as of March 31, 2025 and September 30, 2024, respectively. The AZEK Group LLC had approximately $372.7 million available under the 2024 Revolving Credit Facility for future borrowings as of March 31, 2025.
As of March 31, 2025 and September 30, 2024, unamortized deferred financing fees related to the 2024 Term Loan Facility were $2.8 million and $3.1 million. As of March 31, 2025 and September 30, 2024, unamortized deferred financing costs, net of accumulated amortization, related to the 2024 Revolving Credit Facility were $2.8 million and $3.1 million.
A “commitment fee” accrues on any unused portion of the commitments under the 2024 Revolving Credit Facility during the preceding three calendar month period. The commitment fee is determined based on the first lien net leverage ratio and can range from 20 basis points to 35 basis points. The commitment fees were $0.2 million and $0.4 million for the three and six months ended March 31, 2025, respectively.
Interest expense, net consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Interest expense:
2024 Term Loan Facility	$7,024	$—	$14,358	$—
Term Loan Agreement	—	11,202	—	22,561
2024 Revolving Credit Facility	196	—	396	—
Revolving Credit Facility	—	148	—	299
Other	1,485	1,184	2,875	2,312
Amortization - Deferred financing costs
2024 Term Loan Facility	109	—	640	—
Term Loan Agreement	—	179	—	358
2024 Revolving Credit Facility	155	—	309	—
Revolving Credit Facility	—	66	—	131
Amortization - Original issue discount
2024 Term Loan Facility	142	—	283	—
Term Loan Agreement	—	167	—	335
Capitalized interest	(351)	(776)	(508)	(1,857)
Interest expense	8,760	12,170	18,353	24,139
Interest income	(1,407)	(3,490)	(3,337)	(7,549)
Interest expense, net	$7,353	$8,680	$15,016	$16,590
See Note 11 for the fair value of the Company’s debt as of March 31, 2025 and September 30, 2024.
9. PRODUCT WARRANTIES
The Company provides product assurance warranties of various lengths ranging from 5 years to lifetime for limited coverage for a variety of material and workmanship defects based on standard terms and conditions between the Company and its customers. Warranty coverage depends on the product involved. The warranty reserve activity consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Beginning balance	$19,264	$15,842	$18,291	$17,012
Adjustments to reserve	844	539	2,811	151
Warranty claims payment	(1,092)	(756)	(2,086)	(1,538)
Ending balance	19,016	15,625	19,016	15,625
Current portion of accrued warranty	(5,182)	(3,699)	(5,182)	(3,699)
Accrued warranty – less current portion	$13,834	$11,926	$13,834	$11,926

10. LEASES
The Company leases vehicles, machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. As of March 31, 2025 and September 30, 2024, amounts associated with leases are included in Other assets, Accrued expenses and other liabilities and Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.
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
Lease assets and lease liabilities as of March 31, 2025 and September 30, 2024 were as follows (in thousands):

Leases	Classification on Balance Sheet	March 31, 2025	September 30, 2024
Assets
ROU operating lease assets	Other assets	$39,027	$22,881
ROU finance lease assets	Other assets	89,545	79,916
Total lease assets		$128,572	$102,797
Liabilities
Current
Operating	Accrued expenses and other liabilities	$4,987	$4,547
Finance	Accrued expenses and other liabilities	4,173	3,639
Non-current
Operating	Other non-current liabilities	36,410	20,675
Finance	Other non-current liabilities	95,319	85,496
Total lease liabilities		$140,889	$114,357
The components of lease expense for the three and six months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$1,815	$1,396	$3,392	$2,874
Finance lease amortization of assets	1,878	1,282	3,564	2,583
Finance lease interest on lease liabilities	1,496	1,100	2,876	2,206
Short term	50	180	179	267
Sublease income	(4)	(5)	(9)	(33)
Total lease expense	$5,235	$3,953	$10,002	$7,897
The tables below present supplemental information related to leases as of March 31, 2025 and September 30, 2024:

Weighted-average remaining lease term (years)	March 31, 2025	September 30, 2024
Operating leases	9.8	8.6
Finance leases	21.8	23.2
Weighted-average discount rate
Operating leases	6.4%	6.5%
Finance leases	5.9%	6.2%

The following table summarizes the maturities of lease liabilities at March 31, 2025:

(in thousands)	Operating Leases	Finance Leases	Total
2025	$3,943	$4,764	$8,707
2026	6,862	9,504	16,366
2027	6,384	10,107	16,491
2028	5,551	7,242	12,793
2029	5,367	6,974	12,341
Thereafter	29,443	145,176	174,619
Total lease payments	57,550	183,767	241,317
Less: interest	(16,153)	(84,275)	(100,428)
Present value of lease liability	$41,397	$99,492	$140,889
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
In connection with the 2024 Term Loan refinancing on September 26, 2024, the hedging relationship between the two interest rate swaps and the Term Loan Agreement was de-designated and the new hedging relationship between these interest rate swaps and the 2024 Term Loan Facility was simultaneously re-designated. All key terms of the interest rate swap agreements remain the same at re-designation. See Note 8 for additional information on the current credit facilities.
At the inceptions of the swap agreements and as of March 31, 2025, both swaps were designated and qualified as cash flow hedges in accordance with ASC 815. The gain (loss) is recorded in Accumulated other comprehensive income (loss) and then reclassified into Interest expense in the same period in which the hedged transaction affects earnings. As of March 31, 2025, the Company expects to reclass approximately $0.6 million ($0.4 million after-tax) as an increase to interest expense in the next 12 months.
The following table provides the fair values of the interest rate derivative instruments as well as their classifications on the Balance Sheet as of March 31, 2025 and September 30, 2024 (in thousands):

			Fair Value as of
	Fair Value Hierarchy	Balance Sheet Location	March 31, 2025	September 30, 2024
Liabilities
Interest rate swaps	Level 2	Other current liabilities	$601	$1,902
Interest rate swaps	Level 2	Other non-current liabilities	$—	$335
The Company estimates the fair value of interest rate swaps using a valuation model based on observable market data, such as yield curves. Both swaps are classified as Level 2 measurement in the fair value hierarchy.

The following tables summarize the effects of the interest rate derivative instruments on Accumulated other comprehensive income (loss) for the three and six months ended March 31, 2025 and 2024 (in thousands):

	Before-tax Amount	Income Tax Expense	Net of Tax Amount
Balance - December 31, 2024	$(752)	$(186)	$(566)
Amount of gain recognized in other comprehensive income (loss)	74	17	57
Amount of loss reclassified from accumulated other comprehensive income (loss) into net income	77	20	57
Balance - March 31, 2025	$(601)	$(149)	$(452)

Balance - September 30, 2024	$(2,237)	$(555)	$(1,682)
Amount of gain recognized in other comprehensive income (loss)	1,762	439	1,323
Amount of gain reclassified from accumulated other comprehensive income (loss) into net income	(126)	(33)	(93)
Balance - March 31, 2025	$(601)	$(149)	$(452)

	Before-tax Amount	Income Tax Expense	Net of Tax Amount
Balance - December 31, 2023	$(1,622)	$(405)	$(1,217)
Amount of gain recognized in other comprehensive income (loss)	3,229	817	2,412
Amount of gain reclassified from accumulated other comprehensive income (loss) into net income	(686)	(182)	(504)
Balance - March 31, 2024	$921	$230	$691

Balance - September 30, 2023	$2,493	$615	$1,878
Amount of loss recognized in other comprehensive income (loss)	(208)	(24)	(184)
Amount of gain reclassified from accumulated other comprehensive income (loss) into net income	(1,364)	(361)	(1,003)
Balance - March 31, 2024	$921	$230	$691
Other Financial Instruments
The carrying values and the estimated fair values of the debt financial instruments (Level 2 measurements) consisted of the following (in thousands):

	March 31, 2025		September 30, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2024 Term Loan Facility due September 26, 2031	$438,900	$439,997	$440,000	$443,300
12. SEGMENTS
Operating segments for the Company are determined based on information used by the chief operating decision maker (“CODM”) in deciding how to evaluate performance and allocate resources to each of the segments. The CODM reviews Adjusted EBITDA and Adjusted EBITDA Margin as the key segment measures of performance. Adjusted EBITDA is defined as net income (loss) before interest expense, net, income tax (benefit) expense and depreciation and amortization, adjusted by adding thereto or subtracting therefrom stock-based compensation costs, acquisition and divestiture costs, and certain other items of expense and income. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net sales. Residential Segment Adjusted EBITDA includes all corporate expenses, such as selling, general and administrative costs related to our corporate offices, including payroll and other professional fees.
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
The segment data below includes data for Residential and Commercial for the three and six months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net sales to customers
Residential	$437,041	$402,541	$709,040	$625,541
Commercial	15,190	15,867	28,620	33,311
Total	$452,231	$418,408	$737,660	$658,852
Adjusted EBITDA
Residential	$122,474	$110,386	$186,854	$162,365
Commercial	1,899	2,897	3,387	5,802
Total Adjusted EBITDA for reporting segments	$124,373	$113,283	$190,241	$168,167
Adjustments to Income before income tax provision
Depreciation and amortization	(33,433)	(32,204)	(66,488)	(64,141)
Stock-based compensation costs	(4,716)	(6,299)	(9,606)	(14,767)
Acquisition and divestiture costs(1)	(463)	(156)	(612)	(648)
Gain (loss) on sale of business(2)	—	(215)	—	38,300
Other costs(3)	(6,367)	(662)	(6,891)	(3,430)
Interest expense, net	(7,353)	(8,680)	(15,016)	(16,590)
Income before income tax provision	$72,041	$65,067	$91,628	$106,891
(1)Acquisition and divestiture costs reflect costs related to acquisitions of $0.4 million and $0.5 million in the three and six months ended March 31, 2025, respectively, and $0.1 million in the three and six months ended March 31, 2024, inventory step-up adjustments related to recording inventory of acquired businesses at fair value on the date of acquisition of $0.1 million in the three and six months ended March 31, 2025, and costs related to divestitures of $0.1 million and $0.5 million in the three and six months ended March 31, 2024, respectively.
(2)Gain (loss) on sale of business relates to the sale of the Vycom business.
(3)Other costs include costs related to the proposed Merger with James Hardie of $5.0 million in the three and six months ended March 31, 2025, the restatement of the Company’s consolidated financial statements and condensed consolidated interim financial information for each of the quarters within fiscal years ended September 30, 2023 and 2022, and for the fiscal quarter ended December 31, 2023 (the “Restatement”) of $0.1 million and $0.3 million in the three and six months ended March 31, 2025, respectively, reduction in workforce costs of $0.6 million in the three and six months ended March 31, 2025, and $0.3 million in the six months ended March 31, 2024, costs for legal expenses of $0.1 million and $0.2 million in the three and six months ended March 31, 2025, respectively, and $0.3 million in the three and six months ended March 31, 2024, costs related to the removal of dispensable equipment resulting from a modification of the Company's manufacturing process of $2.4 million in the six months ended March 31, 2024, and other costs of $0.6 million and $0.8 million for the three and six months ended March 31, 2025, respectively, and $0.4 million for the three and six months ended March 31, 2024.
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
The table below summarizes the Company's repurchases of its Class A common stock during the three and six months ended March 31, 2025 and 2024 (in thousands, except per share amount):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Total number of shares repurchased	—	961	159	3,252
Reacquisition cost(1), (2), (3), (4)	$—	$25,415	$85	$126,215
Average price per share	$—	$44.32	$53.87	$38.81
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
(3)During the three and six months ended March 31, 2024, the Company also repurchased 526,718 shares of its Class A common stock on the open market for an approximately $25 million reacquisition cost.
(4)The Company recognized $0.0 million and $0.4 million excise tax as reacquisition cost of share repurchases for the three months ended March 31, 2025 and 2024, respectively, and $0.1 million and $1.2 million excise tax as reacquisition cost of share repurchases for the six months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the Company had approximately $557.0 million available for repurchases under the Share Repurchase Program.
14. STOCK-BASED COMPENSATION
The Company grants stock-based awards to attract, retain and motivate key employees and directors.
The 2020 Omnibus Incentive Compensation Plan (“2020 Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and performance-based or other equity-related awards to the Company’s employees and directors. The maximum aggregate number of shares that may be issued under the 2020 Plan is 15,852,319 shares with 2,131,170 shares remaining in the reserve. The total aggregate number of shares may be adjusted as determined by the Board of Directors.
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
Stock-based compensation expense for the three months ended March 31, 2025 and 2024 was $4.7 million and $6.3 million, respectively, and for the six months ended March 31, 2025 and 2024 was $9.6 million and $14.8 million, respectively, recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income (Loss). Total income tax benefit for the three months ended March 31, 2025 and 2024 was $1.2 million and $1.3 million, respectively, and for the six months ended March 31, 2025 and 2024 was $2.4 million and $3.0 million, respectively. As of March 31, 2025, the Company had not yet recognized compensation cost on unvested stock-based awards of $30.3 million, with a weighted average remaining recognition period of 2.0 years.
The Company uses the Black Scholes pricing model to estimate the fair value of its service-based stock option awards as of the grant date. Under the terms of the 2020 Plan, all stock options will expire if not exercised within 10 years of the grant date.
The following table sets forth the significant assumptions used for the calculation of stock-based compensation expense for the six months ended March 31, 2025 and 2024:

	December 15, 2024 Grant Date	December 15, 2023 Grant Date
Risk-free interest rate	4.29%	3.93%
Expected volatility	40.00%	40.00%
Expected term (in years)	6.00	6.00
Expected dividend yield	0.00%	0.00%
Stock Options
The following table summarizes the performance-based stock option activity for the six months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2024	849,348	$23.00
Granted	—	—
Exercised	(278,826)	23.00
Cancelled/Forfeited	—	—
Outstanding at March 31, 2025	570,522	23.00	5.1	14,771
Vested and exercisable at March 31, 2025	570,522	$23.00	5.1	14,771
The following table summarizes the service-based stock option activity for the six months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at October 1, 2024	2,879,532	$26.11
Granted	90,634	53.37
Exercised	(490,532)	26.92
Cancelled/Forfeited	(38,137)	37.36
Outstanding at March 31, 2025	2,441,497	26.78	5.9	54,334
Vested and exercisable at March 31, 2025	2,209,356	$25.66	5.6	51,334
Performance Restricted Stock Units
Performance restricted stock units were granted to officers and certain employees of the Company and represent the right to earn shares of Company common stock based on the achievement of company-wide financial performance targets, including net sales, return on net tangible assets, adjusted return on invested capital, and Adjusted EBITDA during the performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each performance share award is based on the closing stock price on the date of grant.

A summary of the performance-based restricted stock unit awards activity for the six months ended March 31, 2025 presented at target (unless otherwise noted) was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2024	590,072	$29.65
Granted	151,284	53.40
Granted adjustment(1)	(52,782)	43.14
Vested	(55,859)	43.04
Forfeited	(83,539)	32.10
Outstanding and unvested at March 31, 2025	549,176	$33.17
(1)The fiscal year 2022 grant vested in December 2024 and 52,782 shares were reversed in connection therewith.
Restricted Stock Units
A summary of the service-based restricted stock unit awards activity for the six months ended March 31, 2025 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding and unvested at October 1, 2024	677,024	$29.90
Granted	235,986	51.29
Vested	(277,567)	30.06
Forfeited	(39,577)	36.94
Outstanding and unvested at March 31, 2025	595,866	$37.83
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net income	$54,285	$49,758	$72,409	$74,906
Net income attributable to common stockholders - basic and diluted	$54,285	$49,758	$72,409	$74,906
Denominator:
Weighted-average shares of common stock
Basic	143,845,665	145,710,663	143,599,531	146,516,971
Diluted	145,538,217	147,738,277	145,495,733	148,231,866
Net income per share attributable to common stockholders:
Net income per common share - basic	$0.38	$0.34	$0.50	$0.51
Net income per common share - diluted	$0.37	$0.34	$0.50	$0.51
The following table includes the number of shares that may be dilutive common shares in the future, and were not included in the computation of diluted net income (loss) per share because the effect was anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Stock Options	129,202	425,571	96,846	499,300
Restricted Stock Units	123,533	6,958	72,343	4,075
16. INCOME TAXES
The Company calculates the interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting, specifically ASC-740-270-25-2. For interim periods, the Company estimates the annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The effective income tax rates for the three months ended March 31, 2025 and 2024 were 24.6% and 23.5%, respectively, and for the six months ended March 31, 2025 and 2024 were 21.0% and 29.9%, respectively. The increase in the effective income tax rate for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily driven by lower tax benefits related to stock-based compensation and higher taxable income. The decrease in the effective income tax rate for the six months ended March 31, 2025, as compared to the six months ended March 31, 2024, was primarily driven by tax benefits related to stock-based compensation and the removal of the tax effects related to the sale of the Vycom business.
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

18. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
The AZEK Company Inc. (parent company only)
Balance Sheets
(In thousands of U.S. dollars, except for share and per share amounts)

	March 31, 2025	September 30, 2024
ASSETS:
Non-current assets:
Investments in subsidiaries	$1,454,173	$1,356,865
Total non-current assets	1,454,173	1,356,865
Total assets	$1,454,173	$1,356,865
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Total liabilities	$—	$—

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized and no shares issued or outstanding at March 31, 2025 and September 30, 2024, respectively	—	—
Class A common stock, $0.001 par value; 1,100,000,000 shares authorized, 158,145,086 shares issued at March 31, 2025 and 157,148,821 shares issued at September 30, 2024, respectively	158	157
Class B common stock, $0.001 par value; 100,000,000 shares authorized and no shares issued or outstanding at March 31, 2025 and at September 30, 2024, respectively	—	—
Additional paid‑in capital	1,726,324	1,694,066
Retained earnings (accumulated deficit)	161,411	89,002
Accumulated other comprehensive income (loss)	(452)	(1,682)
Treasury stock, at cost, 14,294,005 and 14,134,558 shares at March 31, 2025 and September 30, 2024, respectively	(433,268)	(424,678)
Total stockholders’ equity	1,454,173	1,356,865
Total liabilities and stockholders’ equity	$1,454,173	$1,356,865

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net income of subsidiaries	$54,285	$49,758	$72,409	$74,906
Net income of subsidiaries	$54,285	$49,758	$72,409	$74,906
Comprehensive income	$54,399	$51,666	$73,639	$73,719
The AZEK Company Inc. did not have any cash as of March 31, 2025 or September 30, 2024. Accordingly a Condensed Statement of Cash Flows has not been presented.
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
Dividends from Subsidiaries
There were no cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during the three and six months ended March 31, 2025, and $25.0 million and $125.0 million in cash dividends paid to The AZEK Company Inc. from the Company’s consolidated subsidiaries during the three and six months ended March 31, 2024, respectively. Cash dividends of $125.0 million were used to fund the $100.0 million December 2023 ASR during the six months ended March 31, 2024, and $25.0 million share repurchases on the open market during the three and six months ended March 31, 2024.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding future operations, cash flows, expansion plans, capital investments, capacity targets and other strategic initiatives, are forward-looking statements. In some cases, forward looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” or the negative of these terms and similar expressions intended to identify forward-looking statements. In particular, statements regarding our proposed merger with James Hardie (as defined below) and any future impact thereof, including anticipated benefits, estimated synergies and expected timing of completion of the Merger (as defined below), statements about potential new products and product innovation, statements regarding the potential impact of climate change and extreme weather events or geopolitical conflicts, statements about the markets in which we operate and the economy more generally, including inflation, tariffs and interest rates and their potential effects, growth of our various markets and growth in the use of engineered products as well as our ability to share in such growth, statements about our ability to source our raw materials in line with our expectations, future pricing for our products or our raw materials and our ability to successfully manage market and interest rate risks and control or reduce costs, statements with respect to our ability to meet future goals and targets, including our sustainability-related targets, goals and initiatives, statements about material weaknesses and the effects of our remediation thereof, statements about potential share repurchases, statements about our use of emerging technologies, including artificial intelligence, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in the Quarterly Report on Form 10-Q are forward-looking statements. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our 2024 Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results may differ materially and adversely from those anticipated or implied in the forward-looking statements. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
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
Proposed Merger with James Hardie Industries plc
On March 23, 2025, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with James Hardie Industries plc, an Irish public limited company, or James Hardie, and Juno Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of James Hardie, or Merger Sub. The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into us with us surviving the merger, or the Merger, as an indirect wholly owned subsidiary of James Hardie. Our board of directors and the board of directors of James Hardie have each unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger.
On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, or the Effective Time, each share of our Class A common stock, par value $0.001 per share, or Company Common Stock, issued and outstanding immediately prior to the Effective Time (other than any shares of Company Common Stock held by us as treasury stock, directly by James Hardie or Merger Sub or by any dissenting stockholder) will be canceled and converted into the right to receive $26.45 in cash, without interest, from James Hardie and 1.0340 James Hardie ordinary shares, as well as cash in lieu of fractional shares. Upon completion of the transaction, former holders of Company Common Stock are expected to own approximately 26% of the combined company and our current credit facilities are expected to be paid off. See Note 8 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information about our current credit facilities..
The transaction, which is currently expected to close in the second half of calendar year 2025, is subject to the approval of our stockholders, the required regulatory approval and other customary closing conditions.
In the three and six months ended March 31, 2025, we recognized $5.0 million in costs related to the proposed Merger with James Hardie in "Selling, general and administrative expenses" within the Condensed Consolidated Statements of Comprehensive Income (Loss).
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

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table summarizes certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		$ Variance	% Variance
(U.S. dollars in thousands)	2025	2024
Net sales	$452,231	$418,408	$33,823	8.1%
Cost of sales	284,538	261,335	23,203	8.9%
Gross profit	167,693	157,073	10,620	6.8%
Selling, general and administrative expenses	88,267	83,198	5,069	6.1%
Loss (gain) on disposal of property, plant and equipment	32	(87)	119	136.8%
Operating income	79,394	73,962	5,432	7.3%
Interest expense, net	7,353	8,680	(1,327)	(15.3)%
Loss on sale of business	—	215	(215)	(100.0)%
Income tax expense	17,756	15,309	2,447	16.0%
Net income	$54,285	$49,758	$4,527	9.1%
Net Sales
Net sales for the three months ended March 31, 2025 increased by $33.8 million, or 8.1%, to $452.2 million from $418.4 million for the three months ended March 31, 2024. The increase was primarily due to higher sales volume in our Residential segment attributable to consumer demand, expanded channel presence and new products. Net sales for the three months ended March 31, 2025 increased for our Residential segment by 8.6% and decreased for our Commercial segment by 4.3%, respectively, as compared to the prior year period.
Cost of Sales
Cost of sales for the three months ended March 31, 2025 increased by $23.2 million, or 8.9%, to $284.5 million from $261.3 million for the three months ended March 31, 2024, primarily due to higher sales volume, increased freight costs and lower plant utilization.
Gross Profit
Gross profit for the three months ended March 31, 2025 increased by $10.6 million, or 6.8%, to $167.7 million from $157.1 million for the three months ended March 31, 2024. The increase in gross profit was primarily driven by higher net sales, partially offset by increased freight costs and lower plant utilization. Gross profit as a percent of net sales decreased to 37.1% for the three months ended March 31, 2025 compared to 37.5% for the three months ended March 31, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.1 million, or 6.1%, to $88.3 million, or 19.5% of net sales, for the three months ended March 31, 2025 from $83.2 million, or 19.9% of net sales, for the three months ended March 31, 2024. The increase was primarily due to higher professional fees related to the proposed Merger with James Hardie, partially offset by lower stock-based compensation expense.
Interest Expense, net
Interest expense, net decreased by $1.3 million, or 15.3%, to $7.4 million for the three months ended March 31, 2025 from $8.7 million for the three months ended March 31, 2024. Interest expense, net decreased due to lower principal balance outstanding and average interest rate, partially offset by lower interest income during the three months ended March 31, 2025, when compared to the three months ended March 31, 2024.
Income Tax Expense
Income tax expense increased by $2.4 million to $17.8 million for the three months ended March 31, 2025 compared to $15.3 million for the three months ended March 31, 2024. The increase in our income tax expense was primarily driven by lower tax benefits related to stock-based compensation and higher taxable income.

Net Income
Net income increased by $4.5 million to $54.3 million for the three months ended March 31, 2025 compared to $49.8 million for the three months ended March 31, 2024, due to the factors described above.
Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024
The following tables summarizes certain financial information relating to our operating results that have been derived from our unaudited Consolidated Financial Statements for the six months ended March 31, 2025 and 2024.

	Six Months Ended March 31,		$ Variance	% Variance
(U.S. dollars in thousands)	2025	2024
Net sales	$737,660	$658,852	$78,808	12.0%
Cost of sales	466,416	411,129	55,287	13.4%
Gross profit	271,244	247,723	23,521	9.5%
Selling, general and administrative expenses	163,154	160,444	2,710	1.7%
Loss on disposal of property, plant and equipment	1,446	2,098	(652)	(31.1)%
Operating income	106,644	85,181	21,463	25.2%
Interest expense, net	15,016	16,590	(1,574)	(9.5)%
Gain on sale of business	—	(38,300)	38,300	100.0%
Income tax expense	19,219	31,985	(12,766)	(39.9)%
Net income	$72,409	$74,906	$(2,497)	(3.3)%
Net Sales
Net sales for the six months ended March 31, 2025 increased by $78.8 million, or 12.0%, to $737.7 million from $658.9 million for the six months ended March 31, 2024. The increase was primarily due to higher sales volume in our Residential segment attributable to consumer demand, expanded channel presence and new products, partially offset by the sale of the Vycom business and weaker end market demand in our Commercial segment. Net sales for the six months ended March 31, 2025 increased for our Residential segment by 13.3% and decreased for our Commercial segment by 14.1%, respectively, as compared to the prior year period.
Cost of Sales
Cost of sales for the six months ended March 31, 2025 increased by $55.3 million, or 13.4%, to $466.4 million from $411.1 million for the six months ended March 31, 2024, primarily due to higher sales volume, increased freight costs and lower plant utilization.
Gross Profit
Gross profit for the six months ended March 31, 2025 increased by $23.5 million, or 9.5%, to $271.2 million from $247.7 million for the six months ended March 31, 2024. The increase in gross profit was primarily driven by higher net sales, partially offset by increased freight costs and lower plant utilization. Gross profit as a percent of net sales decreased to 36.8% for the six months ended March 31, 2025 compared to 37.6% for the six months ended March 31, 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $2.7 million, or 1.7%, to $163.2 million, or 22.1% of net sales, for the six months ended March 31, 2025 from $160.4 million, or 24.4% of net sales, for the six months ended March 31, 2024. The increase was primarily due to higher professional fees related to the proposed Merger with James Hardie and higher personnel costs, partially offset by lower marketing and stock-based compensation expense.
Loss on Disposal of Property, Plant and Equipment
Loss on disposal of property, plant and equipment decreased by $0.7 million to $1.4 million for the six months ended March 31, 2025 compared to $2.1 million for the six months ended March 31, 2024, primarily due to the removal of dispensable equipment resulting from a modification of our manufacturing process in the six months ended March 31, 2024 as compared to the disposition of property, plant and equipment in the normal course of business during the six months ended March 31, 2025.
Interest Expense, net
Interest expense, net decreased by $1.6 million, or 9.5%, to $15.0 million for the six months ended March 31, 2025 from $16.6 million for the six months ended March 31, 2024. Interest expense, net decreased due to lower principal balance outstanding and average interest rate, partially offset by lower interest income and capitalized interest during the six months ended March 31, 2025, when compared to the six months ended March 31, 2024.
Gain On Sale Of Business
Gain on sale of business was $38.3 million for the six months ended March 31, 2024, which related to the divestiture of the Vycom business within the Commercial segment.
Income Tax Expense
Income tax expense decreased by $12.8 million to $19.2 million for the six months ended March 31, 2025 compared to $32.0 million for the six months ended March 31, 2024. The decrease in our income tax expense was primarily driven by the removal of the tax effects related to the sale of the Vycom business, partially offset by lower tax benefits related to stock-based compensation.
Net Income
Net income decreased by $2.5 million to $72.4 million for the six months ended March 31, 2025 compared to $74.9 million for the six months ended March 31, 2024, reflecting the impact from the Vycom divestiture gain on sale and due to the factors described above.
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
Residential
The following table summarizes certain financial information relating to the Residential segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and six months ended March 31, 2025 and 2024.

	Three Months Ended March 31,				Six Months Ended March 31,
(U.S. dollars in thousands)	2025	2024	$ Variance	% Variance	2025	2024	$ Variance	% Variance
Net sales	$437,041	$402,541	$34,500	8.6%	$709,040	$625,541	$83,499	13.3%
Segment Adjusted EBITDA	122,474	110,386	12,088	11.0%	186,854	162,365	24,489	15.1%
Segment Adjusted EBITDA Margin	28.0%	27.4%	N/A	N/A	26.4%	26.0%	N/A	N/A
Net Sales
Net sales for the three months ended March 31, 2025 increased by $34.5 million, or 8.6%, to $437.0 million from $402.5 million for the three months ended March 31, 2024. The increase was attributable to higher net sales related to our Deck, Rail & Accessories and our Exteriors businesses.
Net sales for the six months ended March 31, 2025 increased by $83.5 million, or 13.3%, to $709.0 million from $625.5 million for the six months ended March 31, 2024. The increase was attributable to higher net sales related to our Deck, Rail & Accessories and our Exteriors businesses.

Segment Adjusted EBITDA
Segment Adjusted EBITDA for the three months ended March 31, 2025 increased by $12.1 million, or 11.0%, to $122.5 million from $110.4 million for the three months ended March 31, 2024. The increase was mainly driven by higher net sales.
Segment Adjusted EBITDA for the six months ended March 31, 2025 increased by $24.5 million, or 15.1%, to $186.9 million from $162.4 million for the six months ended March 31, 2024. The increase was mainly driven by higher net sales.
Commercial
The following table summarizes certain financial information relating to the Commercial segment results that have been derived from our unaudited Condensed Consolidated Financial Statements for the three and six months ended March 31, 2025 and 2024.

	Three Months Ended March 31,				Six Months Ended March 31,
(U.S. dollars in thousands)	2025	2024	$ Variance	% Variance	2025	2024	$ Variance	% Variance
Net sales	$15,190	$15,867	$(677)	(4.3)%	$28,620	$33,311	$(4,691)	(14.1)%
Segment Adjusted EBITDA	1,899	2,897	(998)	(34.4)%	3,387	5,802	(2,415)	(41.6)%
Segment Adjusted EBITDA Margin	12.5%	18.3%	N/A	N/A	11.8%	17.4%	N/A	N/A
Net Sales
Net sales for the three months ended March 31, 2025 decreased by $0.7 million, or 4.3%, to $15.2 million from $15.9 million for the three months ended March 31, 2024, primarily due to weaker demand in our Scranton Products business.
Net sales for the six months ended March 31, 2025 decreased by $4.7 million, or 14.1%, to $28.6 million from $33.3 million for the six months ended March 31, 2024, primarily due to the sale of the Vycom business and weaker demand in our Scranton Products business. Vycom net sales were $3.3 million for the six months ended March 31, 2024 (prior to its divestment on November 1, 2023).
Segment Adjusted EBITDA
Segment Adjusted EBITDA of the Commercial segment was $1.9 million for the three months ended March 31, 2025, compared to $2.9 million for the three months ended March 31, 2024. The decrease was primarily driven by lower net sales due to weaker demand and higher purchased material costs.
Segment Adjusted EBITDA of the Commercial segment was $3.4 million for the six months ended March 31, 2025, compared to $5.8 million for the six months ended March 31, 2024. The decrease was primarily driven by lower net sales due to the sale of the Vycom business, weaker demand and higher purchased material costs.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands, except per share amounts)	2025	2024	2025	2024
GAAP Financial Measures:
Gross Profit	$167,693	$157,073	$271,244	$247,723
Gross Profit Margin	37.1%	37.5%	36.8%	37.6%
Net Income	$54,285	$49,758	$72,409	$74,906
Net Income Per Common Share - Diluted	$0.37	$0.34	$0.50	$0.51
Net Profit Margin	12.0%	11.9%	9.8%	11.4%
Net Cash Provided By (Used In) Operating Activities	$47,054	$(14,806)	$60,619	$(31,094)
Net Cash Provided By (Used In) Investing Activities	$(53,520)	$(20,363)	$(85,862)	$95,167
Net Cash Provided By (Used In) Financing Activities	$5,051	$(12,191)	$7,937	$(114,988)

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands, except per share amounts)	2025	2024	2025	2024
Non-GAAP Financial Measures:
Adjusted Gross Profit	$170,940	$160,865	$277,623	$255,384
Adjusted Gross Profit Margin	37.8%	38.4%	37.6%	38.8%
Adjusted Net Income	$65,602	$58,320	$90,698	$73,352
Adjusted Diluted EPS	$0.45	$0.39	$0.62	$0.49
Adjusted EBITDA	$124,373	$113,283	$190,241	$168,167
Adjusted EBITDA Margin	27.5%	27.1%	25.8%	25.5%
Free Cash Flow	$653	$(34,004)	$(7,378)	$(67,973)
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
The following table presents reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:
Adjusted Gross Profit and Adjusted Gross Profit Margin Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands)	2025	2024	2025	2024
Gross Profit	$167,693	$157,073	$271,244	$247,723
Amortization	3,054	3,792	6,186	7,661
Acquisition costs(1)	120	—	120	—
Other costs(2)	73	—	73	—
Adjusted Gross Profit	$170,940	$160,865	$277,623	$255,384

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Gross Margin	37.1%	37.5%	36.8%	37.6%
Amortization	0.7%	0.9%	0.8%	1.2%
Acquisition costs	0.0%	0.0%	0.0%	0.0%
Other costs	0.0%	0.0%	0.0%	0.0%
Adjusted Gross Profit Margin	37.8%	38.4%	37.6%	38.8%
_______________________________________________________
(1)Acquisition costs include inventory step-up adjustments related to recording inventory of acquired businesses at fair value on the date of acquisition in the three and six months ended March 31, 2025.
(2)Other costs include costs related to reduction in workforce in the three and six months ended March 31, 2025.
Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands, except per share amounts)	2025	2024	2025	2024
Net Income	$54,285	$49,758	$72,409	$74,906
Amortization	8,567	9,872	17,290	20,036
Stock-based compensation costs(1)	—	787	90	3,712
Acquisition and divestiture costs(2)	463	156	612	648
Loss (gain) on sale of business(3)	—	215	—	(38,300)
Other costs(4)	6,367	662	6,891	3,430
Tax impact of adjustments(5)	(4,080)	(3,130)	(6,594)	8,920
Adjusted Net Income	$65,602	$58,320	$90,698	$73,352

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net Income per common share - diluted	$0.37	$0.34	$0.50	$0.51
Amortization	0.07	0.06	0.12	0.13
Stock-based compensation costs	—	0.01	—	0.03
Acquisition and divestiture costs	—	—	—	—
Loss (gain) on sale of business	—	—	—	(0.26)
Other costs	0.04	—	0.05	0.02
Tax impact of adjustments	(0.03)	(0.02)	(0.05)	0.06
Adjusted Diluted EPS(6)	$0.45	$0.39	$0.62	$0.49
_______________________________________________________
(1)Stock-based compensation costs reflect expenses related to our initial public offering. Expenses related to our recurring awards granted each fiscal year are excluded from the Adjusted Net Income reconciliation.
(2)Acquisition and divestiture costs reflect costs related to acquisitions of $0.4 million and $0.5 million in the three and six months ended March 31, 2025, respectively, and $0.1 million in the three and six months ended March 31, 2024, inventory step-up adjustments related to recording inventory of acquired businesses at fair value on the date of acquisition of $0.1 million in the three and six months ended March 31, 2025, and costs related to divestitures of $0.1 million and $0.5 million in the three and six months ended March 31, 2024, respectively.
(3)Loss (gain) on sale of business relates to the sale of the Vycom business.
(4)Other costs include costs related to the proposed Merger with James Hardie of $5.0 million in the three and six months ended March 31, 2025, the restatement of the Company’s consolidated financial statements and condensed consolidated interim financial information for each of the quarters within fiscal years ended September 30, 2023 and 2022, and for the fiscal quarter ended December 31, 2023 (the “Restatement”) of $0.1 million and $0.3 million in the three and six months ended March 31, 2025, respectively, reduction in workforce costs of $0.6 million in the three and six months ended March 31, 2025, and $0.3 million in the six months ended March 31, 2024, costs for legal expenses of $0.1 million and $0.2 million in the three and six months ended March 31, 2025, respectively, and $0.3 million in the three and six months ended March 31, 2024, costs related to the removal of dispensable equipment resulting from a modification of the Company's manufacturing process of $2.4 million in the six months ended March 31, 2024, and other costs of $0.6 million and $0.8 million for the three and six months ended March 31, 2025, respectively, and $0.4 million for the three and six months ended March 31, 2024.
(5)Tax impact of adjustments, except for loss (gain) on sale of business, are based on applying a combined U.S. federal and state statutory tax rate of 26.5% for the three and six months ended March 31, 2025 and 2024, respectively. Tax impact of adjustment for loss (gain) on sale of business is based on applying a combined U.S. federal and state statutory tax rate of 42.1% for the three and six months ended March 31, 2024, respectively.
(6)Weighted average common shares outstanding used in computing diluted net income per common share of 145,538,217 and 147,738,277 for the three months ended March 31, 2025 and 2024, respectively, and 145,495,733 and 148,231,866 for the six months ended March 31, 2025 and 2024, respectively.
Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands)	2025	2024	2025	2024
Net Income	$54,285	$49,758	$72,409	$74,906
Interest expense, net	7,353	8,680	15,016	16,590
Depreciation and amortization	33,433	32,204	66,488	64,141
Income tax expense	17,756	15,309	19,219	31,985
Stock-based compensation costs	4,716	6,299	9,606	14,767
Acquisition and divestiture costs(1)	463	156	612	648
Loss (gain) on sale of business(2)	—	215	—	(38,300)
Other costs(3)	6,367	662	6,891	3,430
Total adjustments	70,088	63,525	117,832	93,261
Adjusted EBITDA	$124,373	$113,283	$190,241	$168,167

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net Profit Margin	12.0%	11.9%	9.8%	11.4%
Interest expense, net	1.6%	2.1%	2.0%	2.5%
Depreciation and amortization	7.5%	7.6%	9.1%	9.7%
Income tax expense	3.9%	3.7%	2.6%	4.9%
Stock-based compensation costs	1.0%	1.5%	1.3%	2.2%
Acquisition and divestiture costs	0.1%	—%	0.1%	0.1%
Loss (gain) on sale of business	—%	0.1%	—%	(5.8)%
Other costs	1.4%	0.2%	0.9%	0.5%
Total adjustments	15.5%	15.2%	16.0%	14.1%
Adjusted EBITDA Margin	27.5%	27.1%	25.8%	25.5%
_______________________________________________________
(1)Acquisition and divestiture costs reflect costs related to acquisitions of $0.4 million and $0.5 million in the three and six months ended March 31, 2025, respectively, and $0.1 million in the three and six months ended March 31, 2024, inventory step-up adjustments related to recording inventory of acquired businesses at fair value on the date of acquisition of $0.1 million in the three and six months ended March 31, 2025, and costs related to divestitures of $0.1 million and $0.5 million in the three and six months ended March 31, 2024, respectively.
(2)Loss (gain) on sale of business relates to the sale of the Vycom business.
(3)Other costs include costs related to the proposed Merger with James Hardie of $5.0 million in the three and six months ended March 31, 2025, the Restatement of $0.1 million and $0.3 million in the three and six months ended March 31,

2025, respectively, reduction in workforce costs of $0.6 million in the three and six months ended March 31, 2025, and $0.3 million in the six months ended March 31, 2024, costs for legal expenses of $0.1 million and $0.2 million in the three and six months ended March 31, 2025, respectively, and $0.3 million in the three and six months ended March 31, 2024, costs related to the removal of dispensable equipment resulting from a modification of the Company's manufacturing process of $2.4 million in the six months ended March 31, 2024, and other costs of $0.6 million and $0.8 million for the three and six months ended March 31, 2025, respectively, and $0.4 million for the three and six months ended March 31, 2024.
Free Cash Flow Reconciliation

	Three Months Ended March 31,		Six Months Ended March 31,
(U.S. dollars in thousands)	2025	2024	2025	2024
Net cash provided by (used in) operating activities	$47,054	$(14,806)	$60,619	$(31,094)
Less: Purchases of property, plant and equipment	(46,401)	(19,198)	(67,997)	(36,879)
Free Cash Flow	$653	$(34,004)	$(7,378)	$(67,973)
Net cash provided by (used in) investing activities	$(53,520)	$(20,363)	$(85,862)	$95,167
Net cash provided by (used in) financing activities	$5,051	$(12,191)	$7,937	$(114,988)
Liquidity and Capital Resources
Liquidity Outlook
Our primary cash needs are to fund operations, working capital, capital expenditures, debt service, share repurchases and any acquisitions we may undertake. As of March 31, 2025, we had cash and cash equivalents of $146.7 million and total indebtedness of $438.9 million. The AZEK Group LLC (f/k/a CPG International LLC), our direct, wholly owned subsidiary, had approximately $372.7 million available under our 2024 Revolving Credit Facility for future borrowings as of March 31, 2025.
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
The Senior Secured Credit Facilities contain covenants restricting payments of dividends by The AZEK Group LLC unless certain conditions, as provided in the Senior Secured Credit Facilities, are met. The covenants under our Senior Secured Credit Facilities provide for certain exceptions for specific types of payments. However, other than restricted payments under the specified exceptions, the covenants under our 2024 Term Loan Facility generally prohibit the payment of dividends unless the Total Net Leverage Ratio (as defined in the 2024 Term Loan Facility) of The AZEK Group LLC, on a pro forma basis, is no greater than 3.75:1.00 and no event of default has occurred and is occurring.
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

On September 26, 2024, our subsidiary, The AZEK Group LLC, Wells Fargo Bank, National Association, as administrative agent and collateral agent, or the Revolver Administrative Agent, and the lenders party thereto entered into the 2024 Revolving Credit Facility. The 2024 Revolving Credit Facility provides for maximum aggregate borrowings of up to $375.0 million, subject to our Total Net Leverage Ratio remaining below 4.00:1.00 and our Interest Coverage Ratio (as defined in the Senior Secured Credit Agreement) remaining above 3.00:1.00. As of March 31, 2025 and September 30, 2024, The AZEK Group LLC had no outstanding borrowings under the 2024 Revolving Credit Facility and had $2.3 million and $2.2 million of outstanding letters of credit held against the 2024 Revolving Credit Facility, respectively. As of March 31, 2025 and September 30, 2024, The AZEK Group LLC had approximately $372.7 million and $372.8 million available under the borrowing base for future borrowings in addition to cash and cash equivalents on hand of $146.7 million and $164.0 million, respectively.
Cash Uses
Our principal cash requirements have included working capital, capital expenditures, payments of principal and interest on our debt, share repurchases, and, if market conditions warrant, making selected acquisitions. We may elect to use cash from operations, debt proceeds, equity or a combination thereof to finance future acquisition opportunities.
The table below details the total operating, investing and financing activity cash flows for the six months ended March 31, 2025 and 2024.
Cash Flows

	Six Months Ended March 31,		$ Variance	% Variance
(U.S. dollars in thousands)	2025	2024
Net cash provided by (used in) operating activities	$60,619	$(31,094)	$91,713	295.0%
Net cash provided by (used in) investing activities	(85,862)	95,167	(181,029)	(190.2)%
Net cash provided by (used in) financing activities	7,937	(114,988)	122,925	106.9%
Net decrease in cash and cash equivalents	$(17,306)	$(50,915)	$33,609	66.0%
Operating Activities
Net cash provided by (used in) operating activities was $60.6 million and $(31.1) million for the six months ended March 31, 2025 and 2024, respectively. The $91.7 million increase in cash provided by operating activities is primarily related to a slower inventory build and timing of our rebate payments, excluding the gain on sale of business in the six months ended March 31, 2024.
Investing Activities
Net cash provided by (used in) investing activities was $(85.9) million and $95.2 million for the six months ended March 31, 2025 and 2024, respectively. Net cash used in investing activities for the six months ended March 31, 2025 primarily consisted of $(68.0) million for purchases of property, plant and equipment in the normal course of business and $(18.2) million for completed acquisitions, while net cash provided by investing activities for the six months ended March 31, 2024 consisted of $(36.9) million for purchases of property, plant and equipment in the normal course of business and $131.8 million net proceeds from the sale of the Vycom business.
Financing Activities
Net cash provided by (used in) financing activities was $7.9 million and $(115.0) million for the six months ended March 31, 2025 and 2024, respectively. Net cash provided by financing activities for the six months ended March 31, 2025 primarily consisted of $19.6 million received from the exercise of vested stock options, partially offset by $(1.1) million of debt principal payments, $(3.4) million of excise tax payments for share repurchase, and $(5.4) million of cash paid for shares withheld for taxes, while net cash used in financing activities for the six months ended March 31, 2024 primarily consisted of $(125.0) million of treasury stock repurchases and $(3.0) million of debt principal payments, partially offset by $18.6 million of exercise of vested stock options.
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

The table below summarizes our repurchases of our Class A common stock during the three and six months ended March 31, 2025 and 2024 (in thousands, except per share amount):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Total number of shares repurchased	—	961	159	3,252
Reacquisition cost(1), (2), (3), (4)	$—	$25,415	$85	$126,215
Average price per share	$—	$44.32	$53.87	$38.81
(1)On August 13, 2024, we entered into a $50 million accelerated share repurchase agreement, or the August 2024 ASR, with JPMorgan Chase Bank, or JPMorgan. JPMorgan delivered approximately 1 million initial shares to us on August 14, 2024, based on the closing price of our Class A common stock of $40.00 on August 13, 2024. The total value of the initial shares represents 80% of the August 2024 ASR. JPMorgan terminated the August 2024 ASR on November 25, 2024 and delivered 159,447 additional shares to us on November 26, 2024 upon final settlement for no additional consideration. The average purchase price per share for shares purchased by us pursuant to the August 2024 ASR was $43.12.
(2)On December 4, 2023, we entered into a $100 million accelerated share repurchase agreement, or the December 2023 ASR, with Goldman Sachs & Co. LLC, or Goldman Sachs. Goldman Sachs delivered 2,291,607 initial shares to us on December 6, 2023, based on the closing price of our Class A common stock of $34.91 on December 4, 2023. The total value of the initial shares represents 80% of the December 2023 ASR. Goldman Sachs terminated the December 2023 ASR on February 5, 2024 and delivered 434,100 additional shares of Class A common stock to us on February 7, 2024 upon final settlement for no additional consideration. The average purchase price per share for shares purchased by us pursuant to the December 2023 ASR was $36.69.
(3)During the three and six months ended March 31, 2024, we also repurchased 526,718 shares of our Class A common stock on the open market for an approximately $25 million reacquisition cost.
(4)We recognized $0.0 million and $0.4 million excise tax as reacquisition cost of share repurchases for the three and six months ended March 31, 2025 and 2024, respectively, and $0.1 million and $1.2 million excise tax as reacquisition cost of share repurchases for the six months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, we had approximately $557.0 million available for repurchases under the Share Repurchase Program.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Senior Secured Credit Facilities. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit under the 2024 Revolving Credit Facility. As of March 31, 2025 and September 30, 2024, we had $438.9 million and $440.0 million outstanding under the 2024 Term Loan Facility, respectively, and no outstanding amounts under the 2024 Revolving Credit Facility, respectively. The 2024 Term Loan Facility and 2024 Revolving Credit Facility bear interest at variable rates. An increase or decrease of 100 basis points in the floating rates on the amounts outstanding under the Senior Secured Credit Facilities, after giving effect to related derivatives, as of March 31, 2025 and 2024, would have increased or decreased annual cash interest by approximately $1.4 million and $2.9 million, respectively.
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
Credit Risk
As of March 31, 2025 and September 30, 2024, our cash and cash equivalents were maintained at major financial institutions in the United States, and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
Foreign Currency Risk
Substantially all of our business is currently conducted in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar as compared to other currencies would have a material effect on our operating results.
Inflation
Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use and other costs, including freight and labor costs. Tariffs, geopolitical tensions and other economic uncertainties may increase inflationary pressures, including causing increases in the prices for goods and services and exacerbating global supply chain disruptions, which have resulted in, and may continue to result in, shortages in materials and services and related issues. Historically, we have generally been able over time to offset, in whole or in part, the effects of inflation and price fluctuations through sales price increases and production efficiencies associated with technological enhancements and volume growth; however, we cannot reasonably estimate our ability to offset any increases in raw material prices or freight or labor costs or other inflationary pressures in the future. Sustained or increased inflationary pressures may have an adverse effect on our business, financial condition and results of operations if the selling prices of our products do not increase with these increased costs or we cannot identify cost efficiencies.
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
The cost of some of the raw materials we use in the manufacture of our products is subject to significant price volatility. For example, the cost of petrochemical resins used in our manufacturing processes has historically varied significantly and has been affected by changes in supply and demand, including resulting from factors such as tariffs, inflation and interest rate changes, and in the price of crude oil. Substantially all of our resins are purchased under supply contracts that average approximately one to two years, for which pricing is variable based on an industry benchmark price index. The resin supply contracts are negotiated annually and generally provide that we are obligated to purchase a minimum amount of resins from each supplier. In addition, the price of reclaimed polyethylene material, waste wood fiber, aluminum, other additives (including modifiers, TiO2 and pigments) and other raw materials fluctuates depending on, among other things, overall market supply and demand and general business conditions.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Remediation of Previously Disclosed Material Weaknesses
We previously identified and disclosed in our amended Annual Report on Form 10-K/A for the period ended September 30, 2023, material weaknesses in our internal control over financial reporting. We undertook actions to remediate the material weaknesses, including the re-design and enhancement of controls. Such controls must be in place and operate for a sufficient period of time to demonstrate they are operating effectively.
During the second quarter of 2025, we completed our testing of the operating effectiveness of these controls, determined the re-designed and enhanced controls were operating effectively as of March 31, 2025 and concluded that the previously identified material weaknesses have been remediated.
We took the following steps to address the root cause of the material weaknesses described above:
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our 2024 Form 10-K. You should carefully consider the risk factors in our 2024 Form 10-K and our other filings made with the SEC in addition to the risk factors set forth below. You should be aware that such risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Risks Relating to Our Business and Industry
Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition and results of operations.
The United States has implemented tariffs on a wide variety of goods across multiple countries and indicated that additional tariffs may be imposed. In addition, in response to such tariffs, some countries have announced or imposed tariffs on goods made in the United States. While the majority of our supply chain, including with respect to raw materials, is U.S.-based, we import certain raw materials, mainly steel and aluminum, and such imports may originate from countries that are currently subject to U.S.-based tariffs and may be subject to increased tariffs in the future. Further, while the vast majority of our sales comes from North America, increased or prolonged tariffs could indirectly depress demand for our products or increase the cost to manufacture our products by increasing the price of the materials used in our manufacturing processes, whether or not imported. Such decreased demand and/or increased manufacturing costs, as well as other adverse consequences of tariffs and other changes to U.S. and global trade policy, could hurt our competitive position and adversely impact our business, financial condition and results of operations.
Risks Relating to the Proposed Merger with James Hardie
Because the market price of James Hardie ordinary shares may fluctuate, holders of our common stock cannot be certain of the market value of the merger consideration they will receive in the Merger.
On March 23, 2025, we entered into the Merger Agreement with James Hardie. The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, we will be merged with, and therefore become, an indirect wholly owned subsidiary of James Hardie at the Effective Time.
On the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each share of Company Common Stock, issued and outstanding immediately prior to the Effective Time (other than any shares of Company Common Stock held by us as treasury stock, directly by James Hardie or Merger Sub or by any dissenting stockholder) will be canceled and converted into the right to receive from James Hardie (i) $26.45 in cash, without interest, and (ii) 1.0340 James Hardie ordinary shares, as well as cash in lieu of fractional shares. The exchange ratio is fixed and will not be adjusted for changes in the market price of either James Hardie ordinary shares or Company Common Stock. Changes in the price of James Hardie ordinary shares prior to the Merger will affect the value that holders of Company Common Stock will receive in the Merger.
There will be a time lapse between the date of this Quarterly Report on Form 10-Q and the date on which our stockholders entitled to receive shares of James Hardie ordinary shares actually receive such shares. The market value of James Hardie ordinary shares may fluctuate during such period as a result of a variety of factors, including general market and economic conditions, regulatory considerations, including changes in U.S. monetary policy and its effect on global financial markets and on interest rates, changes in James Hardie’s or our business, operations and prospects and the impact that any of the foregoing may have on James Hardie, us or the customers or other constituencies of James Hardie or us, many of which factors are beyond James Hardie’s or our control.
The required regulatory approval for the Merger may not be received, may take longer than expected or may impose conditions that are not currently anticipated or that could have an adverse effect on the combined company following the Merger.
Before the Merger may be completed, the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, relating to the completion of the Merger must have expired or been terminated. Under the Merger Agreement, we and James Hardie have each agreed to use our respective reasonable best efforts to obtain such authorizations and consents, and James Hardie has agreed to take any and all steps necessary, subject to certain limitations set forth in the Merger Agreement, to avoid or eliminate impediments under any antitrust or certain other laws that may be asserted by any governmental authority so as to enable the completion of the Merger as promptly as practicable. However, there can be no assurance that this approval will be obtained in a timely fashion or at all, that regulators will not subject such approval to conditions, limitations, obligations or restrictions or that any such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or otherwise reducing the anticipated benefits of the Merger. If the consummation of the Merger is delayed, including by a delay in receipt of the required regulatory approval, our business, financial condition and results of operations may be materially adversely affected.
The Merger Agreement may be terminated in accordance with its terms, and the Merger may not be completed. Such failure to complete the transactions contemplated by the Merger Agreement could cause our results to be adversely affected or our stock price to decline.
The Merger Agreement contains certain termination rights for both James Hardie and us that, if exercised, would result in the Merger not being consummated. If the transactions contemplated by the Merger Agreement, including the Merger, are not completed for any reason, there may be various adverse consequences, and we may experience negative reactions from the financial markets, such as a decline in our stock price, and from our respective customers and employees. Furthermore, certain costs related to such transactions, such as legal, accounting and financial advisory fees, must be paid even if such transactions, including the Merger, are not completed. Moreover, we may be required to pay a termination fee of $272 million to James Hardie upon a termination of the Merger Agreement in certain circumstances, which are described in more detail below under the risk factor titled “The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us.” If the Merger Agreement is terminated and we seek another merger or business combination, there can be no assurance that we will be able to find a party willing to engage in a transaction on more attractive terms than the Merger. A failure to complete the transactions contemplated by the Merger Agreement, whether because of a failure to receive the required approval of our stockholders, because of a failure to obtain the required regulatory approval or because we have breached our obligations in a way that permits James Hardie to terminate the Merger Agreement in accordance with its terms, or for any other reason, could cause our business, financial condition and results of operations to be materially adversely affected or our stock price to decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be consummated.
We will be subject to business uncertainties and contractual restrictions while the Merger is pending.
During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain incremental risks and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business. Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us. This uncertainty may impair our ability to attract, retain and motivate key personnel until the Merger is completed, as such personnel may experience uncertainty about their future roles following the consummation of the Merger, and could cause customers, suppliers, vendors and others that deal with us to seek to change existing business relationships with us.
The pursuit of the Merger and the preparation for the integration may place a burden on our and James Hardie’s management and internal resources. Management’s and key personnel’s time and attention may be diverted from our ordinary business operations, and difficulties may be encountered in the transition and integration process, which may have a material adverse effect on each company’s business, financial condition and results of operations.
The Merger Agreement restricts us from taking certain actions without James Hardie’s consent. Under the terms of the Merger Agreement, subject to certain exceptions, we and James Hardie have agreed to use commercially reasonable efforts to conduct our respective businesses in the ordinary course prior to closing, and we and James Hardie have agreed not to take certain actions. These restrictions on the conduct of our business and our ability to take such actions could cause us to be unable to pursue beneficial opportunities, sell assets, incur indebtedness, engage in significant capital expenditures, enter into other transactions or make other changes to our business prior to the completion of the Merger. These restrictions could have a material adverse effect on our business, financial condition and results of operations.
The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us.
The Merger Agreement contains “no shop” covenants that restrict our ability to, directly or indirectly, initiate, seek, solicit, knowingly encourage, knowingly facilitate, knowingly induce or knowingly take any other action that would reasonably be expected to lead to an acquisition proposal, engage in negotiations or discussions with any person (other than James Hardie and its representatives) relating to or in order to facilitate or encourage any acquisition proposal or provide any confidential or nonpublic information or data to, or have or participate in any discussions with, any person relating to any acquisition proposal, subject to certain exceptions.
The Merger Agreement further provides that, during the twelve (12)-month period following the termination of the Merger Agreement under specified circumstances, including the entry into a definitive agreement or consummation of a transaction with respect to an alternative acquisition proposal, we may be required to pay a termination fee of $272 million to James Hardie. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of our business from considering or proposing that acquisition.
The Merger will not be completed unless important conditions, including adoption of the Merger Agreement by our stockholders, are satisfied or waived.
Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Merger. If the conditions are not satisfied or, subject to applicable law, waived, the Merger will not occur or will be delayed, and each of us and James Hardie may lose some or all of the intended benefits of the Merger. The following conditions must be satisfied or waived, if permissible, before we and James Hardie are obligated to complete the Merger: (i) adoption of the Merger Agreement by the requisite majority of our stockholders, (ii) authorization for listing on the New York Stock Exchange of the James Hardie ordinary shares to be issued in the Merger, subject to official notice of issuance, (iii) the expiration or termination of the applicable waiting period under the HSR Act, (iv) effectiveness of the registration statement on Form F-4 for the James Hardie ordinary shares to be issued in the Merger, and (v) the absence of any order or law after the date of the Merger Agreement enjoining or prohibiting the consummation of the Merger. The parties’ obligations to complete the Merger are also subject to certain additional customary conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (b) the absence of a Material Adverse Effect (as defined in the Merger Agreement) on the other party since the date of the Merger Agreement and (c) performance in all material respects by the other party of its obligations under the Merger Agreement.
Our stockholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.
Our stockholders currently have the right to vote in the election of our board of directors and on other matters affecting us. Upon the completion of the Merger, our stockholders will be stockholders of James Hardie with a percentage ownership of James Hardie that is smaller than such stockholders’ current percentage ownership of us. Upon completion of the transaction, former holders of Company Common Stock are expected to own approximately 26% of the combined company. Because of this, our stockholders will have less influence on the management and policies of the combined company than they now have on our management and policies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

2.1	Agreement and Plan of Merger, by and among James Hardie Industries plc, Juno Merger Sub Inc. and The AZEK Company Inc., dated as of March 23, 2025.	8-K	2.1	03/24/2025	001-39322

3.1	Third Restated Certificate of Incorporation of The AZEK Company Inc.	8-K	3.2	03/05/2025	001-39322

3.2	Amended and Restated Bylaws of The AZEK Company Inc. (Effective June 12, 2024)	10-Q	3.2	06/14/2024	001-39322

4.2	Registration Rights Agreement, by and among The AZEK Company Inc. and the other parties named therein	10-Q	4.2	08/14/2020	001-39322

10.1*†	Ryan Lada Promotion Letter

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

The AZEK Company Inc.

Date: May 7, 2025	By:	/s/ Ryan Lada
Ryan Lada Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)